Form 10-Q/A
period 2000-09-30
NORTHERN STATES POWER CO; NORTHERN STATES POWER CO /WI/; PUBLIC SERVICE CO OF COLORADO; SOUTHWESTERN PUBLIC SERVICE CO
filed 2001-04-06
CIK 1123852, 72909, 81018, 92521

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

    This amended 10-Q reflects the following revisions. A revision to the short-term borrowing-net line of the NSP-Minnesota cash flow statement for both the nine months ended 2000 and 1999. A revision to the accounts payable and accounts payable to affiliate lines of the NSP-Wisconsin balance sheets for Sept. 30, 2000 and 1999.

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

NSP-MINNESOTA
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Nine Months Ended Sept. 30
	2000	1999
Operating activities:
Net income	$82,271	$127,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,214	243,744
Nuclear fuel amortization	32,937	37,783
Deferred income taxes	(3,477)	(25,452)
Amortization of investment tax credits	(6,149)	(6,065)
Allowance for equity funds used during construction	1,025	(1,455)
Conservation incentive accrual adjustment—noncash	19,966	35,035
Change in accounts receivable	15,419	32,890
Change in inventories	(16,994)	(10,944)
Change in other current assets	52,938	6,892
Change in accounts payable	36,605	(27,692)
Change in other current liabilities	(22,262)	21,125
Change in other assets and liabilities	(47,196)	26,491

Net cash provided by operating activities	399,297	459,736
Investing activities:
Capital/construction expenditures	(264,327)	(232,430)
Allowance for equity funds used during construction	(1,025)	1,455
Investments in external decommissioning fund	(38,921)	(32,649)
Other investments—net	(6,565)	(6,454)

Net cash used in investing activities	(310,838)	(270,078)
Financing activities:
Short-term borrowings—net	155,996	64,922
Proceeds from issuance of long-term debt—net	96,123	264,970
Repayment of long-term debt, including reacquisition premiums	(97,036)	(203,056)
Capital distributions to parent	(222,376)	(291,232)

Net cash used in financing activities	(67,293)	(164,396)

Net increase in cash and cash equivalents	21,166	25,262
Cash and cash equivalents at beginning of period	11,344	20,125

Cash and cash equivalents at end of period	$32,510	$45,387

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

NSP-WISCONSIN
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2000	1999	2000	1999
Operating revenues:
Electric utility	$111,418	$109,344	$315,986	$309,149
Gas utility	10,284	8,634	63,672	54,872

Total revenues	121,702	117,978	379,658	364,021
Operating expenses:
Electric fuel and purchased power	53,844	57,176	159,949	157,134
Cost of gas sold and transported	7,051	5,138	44,739	35,803
Other operating and maintenance expenses	25,827	25,370	75,693	74,041
Depreciation and amortization	10,422	10,485	30,759	31,396
Taxes (other than income taxes)	3,801	3,759	11,691	11,258
Special charges (see Note 2)	10,833	—	10,833	—

Total operating expenses	111,778	101,928	333,664	309,632

Operating income	9,924	16,050	45,994	54,389
Other income (deductions)—net	304	249	1,054	172
Interest charges and financing costs	4,731	4,572	14,077	13,692

Income before income taxes	5,497	11,727	32,971	40,869
Income taxes	3,654	4,863	14,332	16,501

Net income	$1,843	$6,864	$18,639	$24,368

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

NSP-WISCONSIN
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	Sept. 30, 2000	Dec. 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$31	$51
Accounts receivable—net of allowance for bad debts of $1,308 and $1,215, respectively	32,478	37,320
Accrued unbilled revenues	13,662	21,768
Materials and supplies inventories at average cost	6,850	7,068
Fuel and gas inventories at average cost	7,582	7,465
Prepayments and other	12,697	13,076

Total current assets	73,300	86,748

Property, plant and equipment, at cost:
Electric utility	1,035,884	990,527
Gas utility	121,294	117,202
Other and construction work-in-progress	144,354	132,591

Total property, plant and equipment	1,301,532	1,240,320
Less: accumulated depreciation	(510,643)	(487,549)

Net property, plant and equipment	790,889	752,771

Other assets:
Other investments	9,019	9,295
Regulatory assets	36,838	39,252
Deferred charges and other	21,781	19,037

Total other assets	67,638	67,584

Total Assets	$931,827	$907,103

LIABILITIES AND EQUITY
Current Liabilities:
Short-term debt—notes payable to affiliate	$77,200	$80,800
Accounts payable	8,256	18,338
Accounts payable to affiliates	26,912	21,636
Taxes accrued	—	829
Other	20,641	15,936

Total current liabilities	133,009	137,539

Deferred credits and other liabilities:
Deferred income taxes	113,248	111,772
Deferred investment tax credits	16,658	17,281
Regulatory liabilities	20,310	21,726
Benefit obligations and other	31,224	29,835

Total other liabilities	181,440	180,614

Long-term debt	232,016	231,950
Common stock and paid-in capital	126,718	96,741
Retained earnings	258,644	260,259

Total common stockholder equity	385,362	357,000

Commitments and Contingent Liabilities (see Note 5)
Total Liabilities and Equity	$931,827	$907,103

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

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION) SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 6, 2001.

Northern States Power Company (a Minnesota corporation) (Registrant)
/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE Edward J. McIntyre Vice President and Chief Financial Officer

NORTHERN STATES POWER COMPANY (A WISCONSIN CORPORATION) SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 6, 2001.

Northern States Power Company (a Wisconsin corporation) (Registrant)
/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE Edward J. McIntyre Vice President and Chief Financial Officer

PUBLIC SERVICE COMPANY OF COLORADO SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 6, 2001.

Public Service Company of Colorado (Registrant)
/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE Edward J. McIntyre Vice President and Chief Financial Officer

SOUTHWESTERN PUBLIC SERVICE COMPANY

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 6, 2001.

Southwestern Public Service Company (Registrant)
/s/ GARY L. GIBSON Gary L. Gibson President and Chairman
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