Form 10-Q
period 2001-03-31
NORTHERN STATES POWER CO; NORTHERN STATES POWER CO /WI/; PUBLIC SERVICE CO OF COLORADO; SOUTHWESTERN PUBLIC SERVICE CO
filed 2001-05-15
CIK 1123852, 72909, 81018, 92521

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number	Exact name of registrant as specified in its charter, State or other jurisdiction of incorporation or organization, Address of principal executive offices and Registrant's Telephone Number, including area code
IRS Employer Identification No.
000-31709	NORTHERN STATES POWER COMPANY (a Minnesota Corporation) 414 Nicollet Mall, Minneapolis, Minn. 55401 Telephone (612) 330-5500	41-1967505
001-3140	NORTHERN STATES POWER COMPANY (a Wisconsin Corporation) 1414 W. Hamilton Ave., Eau Claire, Wisc. 54701 Telephone (715) 839-2621	39-0508315
001-3280	PUBLIC SERVICE COMPANY OF COLORADO (a Colorado Corporation) 1225 17th Street, Denver, Colo. 80202 Telephone (303) 571-7511	84-0296600
001-3789	SOUTHWESTERN PUBLIC SERVICE COMPANY (a New Mexico Corporation) Tyler at Sixth, Amarillo, Tex. 79101 Telephone (303) 571-7511	75-0575400

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Northern States Power Co. (a Minnesota corporation), Northern States Power Co. (a Wisconsin corporation), Public Service Co. of Colorado and Southwestern Public Service Co. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. All outstanding common stock is owned beneficially and of record by Xcel Energy Inc., a Minnesota corporation. Shares outstanding at April 30, 2001:

Northern States Power Co. (a Minnesota Corporation)	Common Stock, $0.01 par value	1,000,000 Shares
Northern States Power Co. (a Wisconsin Corporation)	Common Stock, $100 par value	933,000 Shares
Public Service Co. of Colorado	Common Stock, $0.01 par value	100 Shares
Southwestern Public Service Co.	Common Stock, $1 par value	100 Shares

Table of Contents

PART I—FINANCIAL INFORMATION
Item l.	Financial Statements	2
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 6.	Exhibits and Reports on Form 8-K	36

    This combined Form 10-Q is separately filed by Northern States Power Co., a Minnesota corporation (NSP-Minnesota), Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin), Public Service Co. of Colorado (PSCo) and Southwestern Public Service Co. (SPS). NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are all wholly owned subsidiaries of Xcel Energy Inc. Xcel Energy is a registered holding company under the Public Utility Holding Company Act (PUHCA). Additional information on Xcel Energy is available on various filings with the SEC.

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

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2001	2000
Operating revenues:
Electric utility	$614,115	$550,014
Gas utility	352,738	163,503

Total operating revenues	966,853	713,517
Operating expenses:
Electric fuel and purchased power	243,047	197,458
Cost of gas sold and transported	288,392	110,503
Other operating and maintenance expenses	199,724	191,310
Depreciation and amortization	83,179	80,434
Taxes (other than income taxes)	51,848	53,055

Total operating expenses	866,190	632,760

Operating income	100,663	80,757
Other (deductions) income—net	(1,062)	2,175
Interest charges and financing costs:
Interest charges—net of amount capitalized	25,114	29,979
Distributions on redeemable preferred securities of subsidiary trust	3,938	3,938

Total interest charges and financing costs	29,052	33,917

Income before income taxes	70,549	49,015
Income taxes	28,377	18,778

Net income	$42,172	$30,237

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2001	2000
Operating activities:
Net income	$42,172	$30,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,727	84,835
Nuclear fuel amortization	9,441	9,228
Deferred income taxes	(2,628)	(3,102)
Amortization of investment tax credits	(2,052)	(2,091)
Allowance for equity funds used during construction	423	(1,179)
Change in accounts receivable	(2,449)	37,886
Change in inventories	14,536	12,006
Change in other current assets	50,350	22,192
Change in accounts payable	(79,218)	(39,336)
Change in other current liabilities	24,896	22,806
Change in other assets and liabilities	24,413	18,772

Net cash provided by operating activities	166,611	192,254
Investing activities:
Capital/construction expenditures	(74,788)	(82,000)
Allowance for equity funds used during construction	(423)	1,179
Investments in external decommissioning fund	(14,426)	(8,926)
Other investments—net	(9,766)	(2,402)

Net cash used in investing activities	(99,403)	(92,149)
Financing activities:
Short-term borrowings—net	(128,002)	(12,001)
Proceeds from issuance of long-term debt—net	—	7,463
Repayment of long-term debt, including reacquisition premiums	(364)	(6,728)
Capital contributions from parent	175,000	—
Dividends and cash distributions paid to parent	(37,606)	(72,239)

Net cash provided by (used) in financing activities	9,028	(83,505)

Net increase in cash and cash equivalents	76,236	16,600
Cash and cash equivalents at beginning of period	11,926	11,344

Cash and cash equivalents at end of period	$88,162	$27,944

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$88,162	$11,926
Accounts receivable—net of allowance for bad debts of $5,948 and $4,952, respectively	300,304	281,611
Accounts receivables from affiliates	33,455	49,699
Accrued unbilled revenues	134,036	194,547
Materials and supplies inventories at average cost	107,438	103,863
Fuel and gas inventories at average cost.	33,664	51,775
Prepayments and other	54,976	44,843

Total current assets	752,035	738,264

Property, plant and equipment, at cost:
Electric utility	6,392,600	6,388,697
Gas utility	666,488	666,078
Other and construction work in progress	569,277	531,678

Total property, plant and equipment	7,628,365	7,586,453
Less: accumulated depreciation	(4,081,970)	(4,017,813)
Nuclear fuel—net of accumulated amortization of $977,369 and $967,928, respectively	90,108	86,499

Net property, plant and equipment	3,636,503	3,655,139

Other assets:
Nuclear decommissioning fund investments	546,874	563,812
Other investments	26,976	24,892
Regulatory assets	201,222	226,547
Deferred charges and other	184,186	151,334

Total other assets	959,258	966,585

Total Assets	$5,347,796	$5,359,988

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$303,894	$303,773
Short-term debt	231,187	359,189
Accounts payable	230,348	303,053
Accounts payable to affiliates	24,451	30,965
Taxes accrued	189,128	130,870
Other	128,499	162,683

Total current liabilities	1,107,507	1,290,533

Deferred credits and other liabilities:
Deferred income taxes	676,194	678,849
Deferred investment tax credits	89,035	91,088
Regulatory liabilities	484,766	496,313
Benefit obligations and other	153,373	146,541

Total deferred credits and other liabilities	1,403,368	1,412,791

Long-term debt	1,047,166	1,048,995
Mandatorily redeemable preferred securities of subsidiary trust	200,000	200,000
Common stock—authorized 5,000,000 shares of $0.01 par value, outstanding 1,000,000 shares	10	10
Premium on common stock	658,030	479,387
Retained earnings	954,636	952,889
Leveraged shares held by ESOP at cost	(22,921)	(24,617)

Total common stockholder's equity	1,589,755	1,407,669
Commitments and Contingent Liabilities (see Note 5)

Total Liabilities and Equity	$5,347,796	$5,359,988

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

NSP-WISCONSIN
STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2001	2000
Operating revenues:
Electric utility	$113,892	$105,893
Gas utility	69,550	38,561

Total operating revenues	183,442	144,454
Operating expenses:
Electric fuel and purchased power	60,523	52,776
Cost of gas sold and transported	57,032	26,858
Other operating and maintenance expenses	24,832	24,507
Depreciation and amortization	10,243	10,522
Taxes (other than income taxes)	4,062	3,972

Total operating expenses	156,692	118,635

Operating income	26,750	25,819
Other income—net	109	152
Interest charges and financing costs	5,539	4,708

Income before income taxes	21,320	21,263
Income taxes	8,228	8,512

Net income	$13,092	$12,751

The Notes to Financial Statements are an integral part of the Financial Statements

NSP-WISCONSIN
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2001	2000
Operating activities:
Net income	$13,092	$12,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,495	10,760
Deferred income taxes	806	164
Amortization of investment tax credits	(205)	(207)
Allowance for equity funds used during construction	(291)	(75)
Undistributed equity earnings of unconsolidated affiliates	(60)	(114)
Change in accounts receivable	1,507	1,214
Change in inventories	3,275	2,633
Change in other current assets	14,250	7,543
Change in accounts payable	(27,251)	(7,447)
Change in other current liabilities	7,304	9,564
Change in other assets and liabilities	(924)	(751)

Net cash provided by operating activities	21,998	36,035
Investing activities:
Capital/construction expenditures	(12,621)	(26,049)
Allowance for equity funds used during construction	291	75
Other investments—net	(21)	42

Net cash used in investing activities	(12,351)	(25,932)
Financing activities:
Short-term borrowings—net	(9,500)	(3,100)
Dividends paid to parent	—	(6,749)

Net cash used in financing activities	(9,500)	(9,849)

Net increase in cash and cash equivalents	147	254
Cash and cash equivalents at beginning of period	31	51

Cash and cash equivalents at end of period	$178	$305

The Notes to Financial Statements are an integral part of the Financial Statements

NSP-WISCONSIN
BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$178	$31
Accounts receivable—net of allowance for bad debts of $891 and $798, respectively	51,940	53,447
Accrued unbilled revenues	21,719	29,113
Materials and supplies inventories at average cost	6,502	6,544
Fuel and gas inventories at average cost.	4,787	8,021
Prepayments and other	9,110	15,966

Total current assets	94,236	113,122

Property, plant and equipment, at cost:
Electric utility	1,074,469	1,066,446
Gas utility	123,980	123,979
Other and construction work in progress	128,658	127,408

Total property, plant and equipment	1,327,107	1,317,833
Less: accumulated depreciation	(523,956)	(515,798)

Net property, plant and equipment	803,151	802,035

Other assets
Other investments	9,948	9,867
Regulatory assets	37,579	38,536
Deferred charges and other	24,307	22,515

Total other assets	71,834	70,918

Total Assets	$969,221	$986,075

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long term debt	$34	$34
Short-term debt—notes payable to affiliate	6,400	15,900
Accounts payable	19,287	37,981
Accounts payable to affiliates	15,409	25,202
Taxes accrued	2,610	0
Interest accrued	7,165	5,570
Dividend payable to parent company Xcel Energy	11,207	0
Accrued payroll	5,266	8,395
Purchased gas cost recovery liability	6,778	390
Other	5,437	5,596

Total current liabilities	79,593	99,068

Deferred credits and other liabilities:
Deferred income taxes	117,066	115,682
Deferred investment tax credits	16,245	16,451
Regulatory liabilities	18,905	18,818
Benefit obligations and other	32,237	32,787

Total other liabilities	184,453	183,738

Long-term debt	313,022	313,000
Common stock—authorized 1,000,000 shares of $100 par value, outstanding 933,000 shares	93,300	93,300
Premium on common stock	33,417	33,418
Retained earnings	265,436	263,551

Total common stockholder's equity	392,153	390,269
Commitments and Contingent Liabilities (see Note 5)

Total Liabilities and Equity	$969,221	$986,075

The Notes to Financial Statements are an integral part of the Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2001	2000
Operating revenues:
Electric utility	$589,682	$403,286
Electric trading	298,432	44,816
Gas utility	547,800	270,721
Steam utility	7,500	3,734

Total operating revenues	1,443,414	722,557
Operating expenses:
Electric fuel and purchased power	338,815	190,690
Electric trading costs	277,142	40,675
Cost of gas sold and transported	448,296	176,349
Other operating and maintenance expenses	100,037	97,666
Depreciation and amortization	58,096	50,364
Taxes (other than income taxes)	21,849	21,346

Total operating expenses	1,244,235	577,090

Operating income	199,179	145,467
Other income (deductions)—net	4,843	(438)
Interest charges and financing costs:
Interest charges—net of amount capitalized	30,165	36,673
Distributions on redeemable preferred securities of subsidiary trust	3,800	3,800

Total interest charges and financing costs	33,965	40,473

Income before income taxes	170,057	104,556
Income taxes	62,667	35,797

Net income	$107,390	$68,759

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2001	2000
Operating activities:
Net income	$107,390	$68,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,956	52,384
Deferred income taxes	3,753	3,586
Amortization of investment tax credits	(1,030)	(1,124)
Change in accounts receivable	(39,233)	13,503
Change in inventories	26,652	33,265
Change in other current assets	87,102	167,331
Change in accounts payable	(161,173)	(145,969)
Change in other current liabilities	64,215	17,246
Change in other assets and liabilities	21,146	(7,005)

Net cash provided by operating activities	168,778	201,976
Investing activities:
Capital/construction expenditures	(69,724)	(68,493)
Proceeds from disposition of property, plant and equipment	2,709	2,203
Other investments—net	3,245	1,272

Net cash used for investing activities	(63,770)	(65,018)
Financing activities:
Short-term borrowings—net	94,625	(123,799)
Proceeds from issuance of long-term debt—net	100,180	0
Repayment of long-term debt, including reacquisition premiums	(239,876)	(749)
Dividends paid to parent	(57,615)	(44,575)

Net cash used for financing activities	(102,686)	(169,123)

Net increase (decrease) in cash and cash equivalents	2,322	(32,165)
Cash and cash equivalents at beginning of period	15,696	51,731

Cash and cash equivalents at end of period	$18,018	$19,566

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$18,018	$15,696
Accounts receivable—net of allowance for bad debts of $10,623 and $11,352, respectively	268,190	228,957
Accrued unbilled revenues	286,742	369,018
Recoverable purchased gas and electric energy costs	157,213	159,013
Derivative instruments valuation—at market	207,709	0
Materials and supplies inventories at average cost	38,022	41,106
Fuel and gas inventories at average cost, except for gas storage underground at LIFO	42,642	66,211
Prepayments and other	14,958	15,974

Total current assets	1,033,494	895,975

Property, plant and equipment, at cost:
Electric utility	4,916,125	4,896,863
Gas utility	1,358,699	1,345,380
Other and construction work in progress	898,046	876,332

Total property, plant and equipment	7,172,870	7,118,575
Less: accumulated depreciation	(2,617,109)	(2,576,126)

Net property, plant and equipment	4,555,761	4,542,449

Other assets:
Other investments	7,913	11,158
Regulatory assets	241,016	251,154
Deferred charges and other	60,356	73,577

Total other assets	309,285	335,889

Total Assets	$5,898,540	$5,774,313

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2,909	$142,043
Short-term debt	249,825	155,200
Derivative instruments valuation—at market	215,598	0
Accounts payable	399,439	575,948
Accounts payable to affiliates	61,910	46,573
Taxes accrued	135,391	54,718
Dividends payable	55,229	57,615
Recovered electric energy costs	24,267	27,060
Other	132,640	146,309

Total current liabilities	1,277,208	1,205,466

Deferred credits and other liabilities:
Deferred income taxes	543,616	543,715
Deferred investment tax credits	82,775	83,804
Regulatory liabilities	44,215	45,027
Other deferred credits	24,066	24,632
Customers' advances for construction	75,373	70,714
Benefit obligations and other	74,583	73,028

Total deferred credits and other liabilities	844,628	840,920

Long-term debt	1,610,180	1,610,741
Mandatorily redeemable preferred securities of subsidiary trust	194,000	194,000
Common stock—authorized 100 shares of $0.01 par value; outstanding 100 shares	0	0
Paid-in capital	1,574,835	1,574,835
Retained earnings	400,512	348,351
Accumulated other comprehensive income	(2,823)	0

Total common stockholder's equity	1,972,524	1,923,186
Commitments and Contingent Liabilities (see Note 5)

Total Liabilities and Equity	$5,898,540	$5,774,313

The Notes to Consolidated Financial Statements are an integral part of the Financial Statement.

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2001	2000
Electric operating revenues	$329,273	$216,232
Operating expenses:
Electric fuel and purchased power	198,379	107,854
Other operating and maintenance expenses	41,583	35,861
Depreciation and amortization	20,269	19,354
Taxes (other than income taxes)	14,909	12,082

Total operating expenses	275,140	175,151

Operating income	54,133	41,081
Other income—net	1,823	3,410
Interest charges and financing costs:
Interest charges—net of amount capitalized	12,080	13,342
Distributions on redeemable preferred securities of subsidiary trust	1,963	1,963

Total interest charges and financing costs	14,043	15,305

Income before income taxes	41,913	29,186
Income taxes	15,864	10,930

Net income	$26,049	$18,256

The Notes to Financial Statements are an integral part of the Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three months ended March 31
	2001	2000
Operating activities:
Net income	$26,049	$18,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,355	20,352
Deferred income taxes	18,632	3,803
Amortization of investment tax credits	(63)	(63)
Change in accounts receivable	18,831	21,904
Change in inventories	2,725	(3,484)
Change in other current assets	(43,387)	(18,955)
Change in accounts payable	(9,369)	5,048
Change in other current liabilities	(19,305)	(2,590)
Change in other assets and liabilities	(2,131)	(14,889)

Net cash provided by operating activities	13,337	29,382
Investing activities:
Capital/construction expenditures	(27,810)	(22,356)
Proceeds/costs from disposition of property, plant and equipment	2,193	(629)
Other investments—net	456	(33)

Net cash used for investing activities	(25,161)	(23,018)
Financing activities:
Short-term borrowings—net	54,546	47,488
Repayment of long-term debt, including reacquisition premiums	168	(27,000)
Dividends paid to parent	(22,354)	(20,957)

Net cash provided by (used for) financing activities	32,360	(469)

Net increase in cash and cash equivalents	20,536	5,895
Cash and cash equivalents at beginning of period	10,826	1,532

Cash and cash equivalents at end of period	$31,362	$7,427

The Notes to Financial Statements are an integral part of the Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$31,362	$10,826
Accounts receivable—net of allowance for bad debts of $918 and $845, respectively	54,743	73,986
Accounts receivable from affiliates	5,304	4,893
Accrued unbilled revenues	71,404	87,484
Recoverable electric energy costs.	147,230	104,249
Materials and supplies inventories at average cost	9,703	13,500
Fuel and gas inventories at average cost	2,133	1,061
Prepayments and other	2,976	38

Total current assets	324,855	296,037

Property, plant and equipment, at cost:
Electric utility	2,896,642	2,884,702
Other and construction work in progress	130,394	115,210

Total property, plant and equipment	3,027,036	2,999,912
Less: accumulated depreciation	(1,221,488)	(1,199,158)

Net property, plant and equipment	1,805,548	1,800,754

Other assets:
Notes receivable from affiliate	119,036	119,036
Other investments	11,838	12,295
Regulatory assets	71,406	74,359
Prepaid pension asset	66,604	61,359
Deferred charges and other	28,401	28,796

Total other assets	297,285	295,845

Total Assets	$2,427,688	$2,392,636

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$729,125	$674,579
Accounts payable	90,476	97,285
Accounts payable to affiliates	10,546	13,107
Taxes accrued	5,361	19,141
Interest accrued	3,466	7,139
Dividends payable	21,585	22,354
Current portion of accumulated deferred income taxes	51,827	36,307
Other	42,102	57,122

Total current liabilities	954,488	927,034

Deferred credits and other liabilities:
Deferred income taxes	361,002	362,206
Deferred investment tax credits	4,655	4,718
Regulatory liabilities	0	1,275
Derivative instruments valuation—at market	5,465	0
Benefit obligations and other	23,063	19,268

Total deferred credits and other liabilities	394,185	387,467

Long-term debt	226,678	226,506
Mandatorily redeemable preferred securities of subsidiary trust	100,000	100,000
Common stock—authorized 200 shares of $1 par value; outstanding 100 shares	0	0
Paid in capital	353,099	353,099
Retained earnings	402,994	398,530
Accumulated other comprehensive income	(3,756)	0

Total common stockholder's equity	752,337	751,629

Commitments and Contingent Liabilities (see Note 5)
Total Liabilities and Equity	$2,427,688	$2,392,636

The Notes to Financial Statements are an integral part of the Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS (collectively referred to as the Utility Subsidiaries of Xcel Energy) as of March 31, 2001, and Dec. 31, 2000, the results of their operations for the three months ended March 31, 2001 and 2000, and their cash flows for the three months ended March 31, 2001 and 2000. Due to the seasonality of electric and gas sales of the Utility Subsidiaries of Xcel Energy, quarterly and year-to-date results are not necessarily an appropriate base from which to project annual results.

    The accounting policies of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are set forth in Note 1 to the financial statements in their respective Annual Reports on Form 10-K for the year ended Dec. 31, 2000. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K's.

1.  Merger to Create Xcel Energy (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

    On Aug. 18, 2000, New Century Energies Inc. (NCE) and Northern States Power Co. (NSP) merged and formed Xcel Energy Inc. Xcel Energy, a Minnesota corporation, is a registered holding company under the Public Utility Holding Company Act of 1935. Each share of NCE common stock was exchanged for 1.55 shares of Xcel Energy common stock. NSP shares became Xcel Energy shares on a one-for-one basis. The merger was structured as a tax-free, stock-for-stock exchange for shareholders of both companies (except for fractional shares), and accounted for as a pooling of interests.

    As part of the merger, NSP transferred its existing utility operations that were being conducted directly by NSP at the parent company level to a newly formed wholly-owned subsidiary of Xcel Energy named NSP-Minnesota. The results of NSP-Minnesota for periods prior to the merger have been restated for comparability with post-merger results. Xcel Energy has the following wholly owned public utility subsidiary companies that are Registrants reported herein: NSP-Minnesota, NSP-Wisconsin, PSCo and SPS.

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

    The total pretax charges included $52 million related to one-time transaction-related costs incurred in connection with the merger of NSP and NCE. Also included in the total were $147 million of pretax charges pertaining to incremental costs of transition and integration activities associated with merging operations. The transition costs included costs for severance and related expenses associated with staff reductions of 721 employees, 677 of whom were released through April 30, 2001.

    A portion of these special charges was accrued as a liability at Dec. 31, 2000. The following table summarizes the change in the liability (reported in other current liabilities) for special charges during the first quarter of 2001.

Millions of Dollars	Dec. 31, 2000 Liability	Accrual Adjustments Expensed	Payments Against Liability	March 31, 2001 Liability
Employee separation and other related costs	$48	—	$(9)	$39
Regulatory transition costs	5	—	—	5
Other transition and integration costs	2	—	(2)	—

Total accrued merger costs	$55	—	$(11)	$44

NSP-Minnesota portion	$19	—	$(5)	$14
NSP-Wisconsin portion	$3	—	$(1)	$2
PSCo portion	$2	—	—	$2
SPS portion	$1	—	—	$1

3.  Business Developments (NSP-Minnesota)

    In April 2001, NSP-Minnesota selected a developer to add more wind-generated electricity to its portfolio. Chanarambie Power Partners, LLC, will build wind turbines in southwestern Minnesota to add another 80 megawatts of wind power. Completion of the project will mean that NSP-Minnesota has fulfilled a 1994 Minnesota legislative requirement to develop 425 megawatts of Minnesota wind energy relating to the authorization to store spent nuclear fuel in dry casks outside the Prairie Island nuclear plant.

4.  Restructuring and Regulation (NSP-Wisconsin and SPS)

SPS

    Restructuring legislation has been enacted in Texas and New Mexico. Recent developments include a five-year delay in the implementation date for New Mexico and legislation introduced in Texas and Oklahoma to delay the implementation of electric utility restructuring for the SPS system. Regulatory filings before the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC) and the Federal Energy Regulatory Commission (FERC) are on hold pending final legislative action.

    Due to expected restructuring impacts, SPS discontinued regulatory accounting under SFAS 71 for the generation portion of its business during the second quarter of 2000. SPS' transmission and distribution business continues to meet the requirements of SFAS 71, as that business is expected to remain regulated.

    New Mexico Restructuring—In April 1999, New Mexico enacted the Electric Utility Restructuring Act of 1999, which provides for customer choice. In March 2001, the Governor of New Mexico signed into law a five-year delay in the implementation of customer choice. Customer choice is expected to be available in 2007. SPS must submit its transition plan for NMPRC approval by January 2005. By January 2006, SPS must separate its utility operations into at least two entities: energy generation and competitive services, and transmission and distribution utility services, either by the creation of separate affiliates that may be owned by a common holding company or by the sale of assets to one or more third parties. A regulated company, in general, is prohibited from providing unregulated services.

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

    SPS Texas Retail Fuel Factor and Fuel Surcharge Application—SPS has filed an application with the PUCT to increase its fixed fuel factor and to surcharge past fuel cost under-recoveries. Intervenors in the proceeding are protesting SPS' application and are claiming SPS should be crediting revenues from wholesale firm sales to Texas retail eligible fuel expenses. Hearings are scheduled for May 2001 and a final decision is expected by June 2001. SPS opposes the revenue treatment suggested by the Intervenors. The final outcome or impact of the wholesale firm sales on Xcel Energy's earnings will not be known until later in 2001.

NSP-Wisconsin

    NSP-Wisconsin Electric Rate Request—On May 11, 2001, NSP-Wisconsin filed an application with the Public Service Commission of Wisconsin (PSCW) requesting an emergency increase in Wisconsin retail electric rates due to significant increases in power supply costs. This increase is necessary to recover fuel and purchased power costs from wholesale suppliers whose commodities are priced at unregulated market prices. In addition, rising gas prices and the potential volatility of wholesale electric prices have combined to increase the cost of power supply. NSP-Wisconsin is requesting a surcharge to be implemented July 1, 2001. If approved, this rate request would increase NSP-Wisconsin's electric revenue by approximately $6.4 million for 2001.

5.  Commitments and Contingent Liabilities (NSP-Minnesota, NSP-Wisconsin and PSCo)

    Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of them.

    Xcel Energy's Utility Subsidiaries have been or are currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, Xcel Energy's Utility Subsidiaries are pursuing, or intend to pursue, insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, Xcel Energy's Utility Subsidiaries are pursuing, or intend to pursue, recovery from other potentially responsible parties and through the rate regulatory process. To the extent any costs are not recovered through the options listed above, Xcel Energy's Utility Subsidiaries would be required to recognize an expense for such unrecoverable amounts.

    The circumstances set forth in Notes 12 and 13 to the financial statements in NSP-Minnesota's, NSP-Wisconsin's, PSCo's and SPS' Annual Reports on Form 10-K for the year-ended Dec. 31, 2000, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, except as for the following updated developments.

NSP-Minnesota

    Conservation Incentive Recovery—In June 1999, the Minnesota Public Utilities Commission (MPUC) denied NSP-Minnesota recovery of 1998 lost margins, load management discounts and incentives associated with state-mandated programs for electric energy conservation. NSP-Minnesota recorded a $35 million charge in 1999, based on this action. NSP-Minnesota appealed the MPUC decision and in December 2000, the Minnesota Court of Appeals reversed the MPUC decision.

    In January 2001, the MPUC appealed the lower court decision to the Minnesota Supreme Court. On Feb. 23, 2001, the Minnesota Supreme Court declined to hear the MPUC's appeal. As of March 31, 2001, NSP-Minnesota had recorded a liability of approximately $41 million, including carrying charges, for potential refunds to customers, pending the resolution of this matter.

NSP-Minnesota is awaiting an order from the MPUC regarding the implementation of the appeals court decision before adjusting any liabilities recorded for this matter.

NSP-Wisconsin

    French Island—NSP-Wisconsin's French Island plant generates electricity by burning a mixture of wood waste and refuse derived fuel. The fuel is derived from municipal solid waste furnished under a contract with LaCrosse County, Wisconsin. In 1997, the EPA found that the French Island plant was a "small municipal waste combustor" and therefore not subject to EPA regulations applicable to large combustors. In October 2000, the EPA reversed its decision and found that the plant was subject to the large combustor regulations. Those regulations became effective on Dec. 19, 2000. NSP-Wisconsin did not have adequate time to install the emission controls necessary to come into compliance with the large combustor regulations by the compliance date. As a result, on March 29, 2001, the EPA issued a finding of violation to the company. On April 2, 2001, a conservation group sent NSP-Wisconsin a notice of intent to sue under the citizen suit provisions of the Clean Air Act. In addition, the state of Wisconsin has alleged that the French Island plant has violated an emission limit contained in its state emission permit. NSP-Wisconsin is engaged in negotiations with La Crosse County regarding the effect of these issues on the contract for delivery of waste to the French Island plant. It is also attempting to work with the EPA, the state, and the conservation group to resolve the environmental compliance issues related to the facility. Resolution of these issues, whether through litigation or settlement, may require changes in the French Island plant's operations, the installation of control equipment and/or the payment of penalties.

PSCo

    Postemployment Benefits—PSCo adopted accrual accounting for postemployment benefits under SFAS No. 112—"Employers Accounting for Postemployment Benefits" in 1994. The costs of these benefits were historically recorded on a pay-as-you go basis and, accordingly, PSCo recorded regulatory assets in anticipation of obtaining future rate recovery of these costs. PSCo recovered its FERC jurisdictional portion of these costs. PSCo requested approval to recover its Colorado retail natural gas jurisdictional portion in a 1996 retail rate case and its retail electric jurisdictional portion in the electric earnings test filing for 1997. In the 1996 rate case, the Colorado Public Utilities Commission (CPUC) allowed recovery of postemployment benefit costs on an accrual basis, but denied PSCo's request to amortize the regulatory asset. PSCo appealed this decision to the Denver District Court. In 1998, the CPUC deferred the final determination of the regulatory treatment of the electric jurisdictional costs pending the outcome of PSCo's appeals on the natural gas rate case. On Dec. 16, 1999, the Denver District Court affirmed the decision by the CPUC. On Jan. 31, 2000, PSCo filed a Notice of Appeal with the Colorado Supreme Court and in February 2001 presented oral arguments. A final decision on this matter is expected during 2001. PSCo continues to believe that it will ultimately be allowed to recover this regulatory asset. If PSCo is unsuccessful in its appeal, the unrecoverable portion of deferral amounts totaling approximately $23 million will be written off.

6.  Short-Term Borrowings and Financing Activities (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

NSP-Minnesota

    At March 31, 2001, NSP-Minnesota had approximately $231 million of short-term debt outstanding at a weighted average interest rate of 5.35 percent.

    In April 2001, NSP-Minnesota filed a $600 million long-term debt shelf registration with the SEC. NSP-Minnesota intends to issue debt under this shelf registration during the second or third quarter of 2001.

NSP-Wisconsin

    At March 31, 2001, NSP-Wisconsin had approximately $6 million of short-term notes payable to NSP-Minnesota outstanding at a weighted average interest rate of 5.35 percent.

PSCo

    At March 31, 2001, PSCo had approximately $250 million of short-term debt outstanding at a weighted average interest rate of 5.45 percent.

SPS

    At March 31, 2001, SPS had approximately $729 million of short-term debt outstanding at a weighted average interest rate of 5.54 percent.

7.  Segment Information (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

    Xcel Energy's utility subsidiaries each have two reportable segments Electric Utility and Gas Utility, with the exception of SPS, which has only a Electric Utility reportable segment. All figures are in thousands of dollars.

NSP-Minnesota

Three months ended: March 31, 2001	Electric Utility	Gas Utility	All Other	Consolidated Total
Revenues from:
External customers	$613,936	$351,166	$—	$965,102
Internal customers	179	1,572	—	1,751

Total revenue	614,115	352,738	—	966,853
Segment net income	$26,162	$16,133	$(123)	$42,172
March 31, 2000
Revenues from:
External customers	$549,852	$162,976	$—	$712,828
Internal customers	162	527	—	689

Total revenue	550,014	163,503	—	713,517
Segment net income	$17,880	$12,461	$(104)	$30,237
NSP-Wisconsin
Three months ended: March 31, 2001	Electric Utility	Gas Utility	All Other	Consolidated Total
Revenues from:
External customers	$113,842	$69,109	$—	$182,951
Internal customers	50	441	—	491

Total revenue	113,892	69,550	—	183,442
Segment net income	$8,118	$4,974	$—	$13,092
March 31, 2000
Revenues from:
External customers	$105,853	$37,877	$—	$143,730
Internal customers	40	684	—	724

Total revenue	105,893	38,561	—	144,454
Segment net income	$8,181	$4,570	$—	$12,751
PSCo
Three months ended: March 31, 2001	Electric Utility	Gas Utility	All Other	Consolidated Total
Revenues from:
External customers	$888,081	$547,239	$7,500	$1,442,820
Internal customers	33	561	—	594

Total revenue	888,114	547,800	7,500	1,443,414
Segment net income	$70,185	$25,309	$11,896	$107,390
March 31, 2000
Revenues from:
External customers	$448,102	$270,721	$3,734	$722,557
Internal customers	—	—	—	—

Total revenue	448,102	270,721	3,734	722,557
Segment net income	$40,470	$24,075	$4,214	$68,759

SPS

    SPS operates in the regulated electric utility industry providing wholesale and retail electric services in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers were $329.2 million and $216.2 million for the three months ended March 31, 2001 and 2000, respectively.

8.  Adoption of Statement of Financial Accounting Standards (SFAS) No. 133 (PSCo and SPS)

    On Jan. 1, 2001, Xcel Energy's Utility Subsidiaries adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activity," as amended. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific accounting criteria are met or specific exclusions are applicable. Accounting for qualifying hedges within the terms of SFAS 133 allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective. SFAS 133 requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    Xcel Energy's Utility Subsidiaries have applied SFAS No. 133 to energy and energy related commodities, financial instruments, long-term power sales contracts and long-term gas purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories. SFAS No. 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates.

    Xcel Energy conducts energy acquisition, wholesale sales and trading activities through its utility operations. The primary objective of Xcel Energy's energy acquisition and trading operations is to maximize asset value while simultaneously minimizing pricing and credit risks. These activities are subject to SFAS 133 as they typically meet the definition of derivative instruments. For the company's regulated utility customers, Xcel Energy acquires electric capacity and energy as well as natural gas supplies. Included in this operation are certain wholesale trading activities to optimize asset utilization. Xcel Energy is exposed to some level of market and credit risk under its obligation to manage its retail electric distribution and natural gas needs. Xcel Energy enters into derivative instruments to hedge fuel requirements, inventories, excess generation capacity, and purchase power contracts.

    Xcel Energy's Utility Subsidiaries formally document hedge relationships, including the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedged transaction. Derivatives are recorded in the balance sheet at fair value. Xcel Energy's Utility Subsidiaries also formally assesses both at inception and at least quarterly thereafter, whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

    For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative instrument, along with the gain or loss on the hedged item are required to be recorded currently in earnings and reported in the income statement. The effective portion of the changes in fair value of a derivative instrument that is designated as a cash flow hedge is reported in other comprehensive income. When the hedged item is realized, the gain or loss included in other comprehensive income is reported in the income statement. Additionally, both the fair value changes excluded from the effectiveness assessment, the time value component of options, and the ineffective portion of the changes in fair value of the derivative instruments used as cash flow hedges are recorded in the income statement.

    The adoption of SFAS 133 on Jan. 1, 2001, by Xcel Energy's Utility Subsidiaries did not result in an impact to earnings. However, upon adoption of SFAS 133 PSCo and SPS recorded a net transition gain (loss) of approximately $1.6 million and $(2.6) million, respectively, recorded in other comprehensive income. The impact to other comprehensive income is related to existing cash flow hedges during increasing price conditions.

    PSCo's earnings for the first quarter of 2001 were increased by approximately $1.1 million (before tax), due to the mark-to-market impacts of SFAS 133 on the valuation of derivative instruments and is recorded in electric fuel and purchased power in the income statement. During the first quarter of 2001, PSCo and SPS recorded after-tax losses of approximately $3.1 million and $1.2 million, respectively. These losses related to changes in fair values of the derivatives accounted for as hedges recorded on Jan. 1, 2001 and new hedges recorded during the period. Also during the first quarter of 2001, PSCo and SPS reclassified from other comprehensive income into earnings $1.1 million and $(0.1) million of accumulated net derivative gains (losses), respectively. The cumulative balance in other comprehensive income relating to SFAS 133 valuation adjustments as of March 31, 2001, were losses of approximately $2.8 million and $3.8 million for PSCo and SPS, respectively.

    Interest rates—To manage interest rate risk, SPS has entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. Interest rate swap agreements are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income in shareholders' equity and recognized into earnings as the underlying interest payments are made. No ineffectiveness was recognized on interest rate cash flow hedges during the first quarter of 2001. SPS expects to reclassify into earnings in interest expense during the next twelve months net losses from other comprehensive income of approximately $0.2 million.

    Energy and energy related commodities—Xcel Energy's Utility Subsidiaries are exposed to commodity price variability and credit risk in their generation, retail distribution and energy trading operations. In order to manage these commodity price risks, Xcel Energy's utility subsidiaries enter into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps.

    Derivatives designated to be hedges by Xcel Energy's Utility Subsidiaries are accounted for as cash flow hedges. The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings i.e., when electricity is generated, fuel is consumed etc.

    At March 31, 2001, PSCo had various commodity related contracts extending through October 2002. PSCo expects to reclassify into earnings during the next twelve months net losses from other comprehensive income of approximately $2.7 million.

    For the quarter ending March 31, 2001, PSCo recorded a $0.3 million net gain related to cash flow hedge ineffectiveness and a $1.4 million net gain related to derivative instruments excluded from the assessment of effectiveness in the income statement. Two cash flow hedges were discontinued during the period because the hedged transactions were no longer probable. The amount transferred out of other comprehensive income for these hedges was $0.02 million.

9.  Comprehensive Income (NSP-Minnesota, NSP-Wisconsin, PSCo, SPS)

NSP-Minnesota

    Comprehensive income equals net income for the quarter ended March 31, 2001 and 2000.

NSP-Wisconsin

    Comprehensive income equals net income for the quarter ended March 31, 2001 and 2000.

PSCo

    The components of total comprehensive income are shown below:

	Three months ended March 31
	2001	2000
Net income	$107,390	$68,759
Cumulative effect of accounting change-SFAS 133	1,649	—
Gains (losses) on derivatives	(4,472)	—

Comprehensive income	$104,567	$68,759

    Accumulated comprehensive loss at March 31, 2001 relates to SFAS 133 valuation adjustments.

SPS

    The components of total comprehensive income are shown below:

	Three months ended March 31
	2001	2000
Net income	$26,049	$18,256
Cumulative effect of accounting change-SFAS 133	(2,626)	—
Gains (losses) on derivatives	(1,130)	—

Comprehensive income	$22,293	$18,256

    Accumulated comprehensive loss at March 31, 2001 relates to SFAS 133 valuation adjustments.

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To Northern States Power Company-Minnesota:

    We have reviewed the accompanying consolidated balance sheet of Northern States Power Company-Minnesota (a Minnesota corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Northern States Power Company-Minnesota and subsidiaries as of December 31, 2000 (not presented herein), and, in our report dated March 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
May 14, 2001

To Northern States Power Company-Wisconsin:

    We have reviewed the accompanying balance sheet of Northern States Power Company-Wisconsin (a Wisconsin corporation) and subsidiaries as of March 31, 2001, and the related statements of income and cash flows for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Northern States Power Company-Wisconsin as of December 31, 2000 (not presented herein), and, in our report dated March 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
May 14, 2001

To Public Service Company of Colorado:

    We have reviewed the accompanying consolidated balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Public Service Company of Colorado and subsidiaries as of December 31, 2000 (not presented herein), and, in our report dated March 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
May 14, 2001

To Southwestern Public Service Company:

    We have reviewed the accompanying balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of March 31, 2001, and the related statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Southwestern Public Service Company as of December 31, 2000 (not presented herein), and, in our report dated March 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
May 14, 2001

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

    Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "objective," "outlook," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

  •
  general economic conditions, including their impact on capital expenditures and the ability of the Xcel Energy's utility subsidiaries to obtain financing on favorable terms;

  •
  business conditions in the energy industry;

  •
  competitive factors, including the extent and timing of the entry of additional competition in the markets served by the Utility Subsidiaries of Xcel Energy;

  •
  unusual weather;

  •
  state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed and degree to which competition enters the electric and gas markets;

  •
  risks associated with the California power markets; and

  •
  the other risk factors listed from time to time by the Utility Subsidiaries of Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this Report on Form 10-Q for the quarter ended March 31, 2001.

Market Risks

    The utility subsidiaries of Xcel Energy and its subsidiaries are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as disclosed in Management's Discussion and Analysis in their annual reports on Form 10-K for the year ended Dec. 31, 2000. The Utility Subsidiaries of Xcel Energy have limited exposure to commodity price and interest rate risk due to cost-based rate regulation. There have been no material changes in the market risk exposures that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2000.

NSP-MINNESOTA'S MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

    NSP-Minnesota's net income was approximately $42.2 million for the first three months of 2001, compared with approximately $30.2 million for the first three months of 2000.

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

	Three months ended March 31
(Millions of dollars)
	2001	2000
Electric retail, firm wholesale and other revenue	$568	$509
Short-term wholesale revenue	46	41

Total electric utility revenue	614	550
Electric retail and firm wholesale fuel and purchase power	210	170
Short-term wholesale fuel and purchase power	33	27

Total electric utility fuel and purchase power	243	197
Electric retail, firm wholesale and other margin	358	339
Short-term wholesale margin	13	14

Total electric utility margin	$371	$353

    Electric revenue increased by approximately $64 million, or 11.7 percent, in the first quarter of 2001, compared with the first three months of 2000. Electric margin increased by approximately $18 million, or 5.1 percent, in the first quarter of 2001. The increase in retail revenue was primarily due to an increase in purchase power costs recovered in electric rates. Additionally, more favorable temperatures during the first quarter of 2001 increased retail revenue by approximately $12 million and retail margin by approximately $9 million. Retail revenue and margin were reduced by approximately $2 million in the first quarter of 2001 due to a rate reduction in Minnesota that was agreed to as part of the merger approval process. The increase in revenue and margin was also attributed to the shared trading margins from the Joint Operating Agreement (JOA) for the operating utilities of Xcel Energy. The JOA was approved and placed into effect by the FERC as part of the NSP/NCE Merger in August 2000.

Gas Utility Margins

    The following table details the change in gas revenue and margin. The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on gas margin.

	Three months ended March 31
(Millions of dollars)
	2001	2000
Gas revenue	$353	$164
Cost of gas purchased and transported	(288)	(111)

Gas margin	$65	$53

    Gas revenue for the first three months of 2001 increased by $189 million, or 115.7 percent, compared with the first three months of 2000, largely due to higher cost of gas. Gas margin for the first three months of 2001 increased by $12 million, or 22.6 percent, compared with the first three months of 2000. Cooler winter temperatures increased gas sales in the first quarter of 2001, increasing gas revenues by approximately $27 million and gas margins by approximately $9 million.

Non-Fuel Operating Expense and Other Costs

    Regulated Other Operating and Maintenance Expense increased by approximately $9 million, or 4.6 percent, for the first three months of 2001, compared with the first three months of 2000. The change is largely due to increased reserves for uncollectible accounts and start-up costs to establish the Nuclear Management Co.

    Depreciation and Amortization Expense increased by approximately $3 million, or 3.4 percent, for the three months of 2001, compared with the first three months of 2000, primarily due to increased capital additions to utility plant.

    Interest expense decreased by approximately $5 million, or 16.2 percent, for the first three months of 2001, compared with the first three months of 2000. The change is largely due to decreased debt levels and decreasing interest rates.

NSP-WISCONSIN'S MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

    NSP-Wisconsin's net income was $13.1 million for the first three months of 2001, compared with $12.8 million for the first three months of 2000.

Electric Utility Margins

    The following table details the change in electric revenue and margin. Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Wisconsin does not have an automatic retail electric fuel adjustment clause. Instead, it has a procedure, which compares actual monthly and anticipated annual fuel costs with those costs that were included in the latest retail electric rates approved by the PSCW. If the comparison results in a difference outside a certain range, the PSCW may hold hearings limited to fuel costs and revise rates. Therefore, the fuel clause cost recovery in Wisconsin does not allow for complete recovery of all variable production expenses and higher costs, particularly in periods of extreme temperatures, can result in an adverse earnings impact.

	Three months ended March 31
(Millions of dollars)
	2001	2000
Electric revenue	$114	$106
Electric fuel and purchased power	(61)	(53)

Electric margin	$53	$53

    Electric revenue increased, and margin for the first three months of 2001 was relatively flat for the first quarter of 2001, compared with the first quarter of 2000. Electric revenue increased for the first quarter of 2001, largely due to a fuel surcharge that was in effect during the first quarter of 2001 to recover increased fuel and purchased power costs.

Gas Utility Margins

    The following table details the change in gas revenue and margin. The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on gas margin.

	Three months ended March 31
(Millions of dollars)
	2001	2000
Gas revenue	$70	$39
Cost of gas purchased and transported	(57)	(27)

Gas margin	$13	$12

    Gas revenue for the first three months of 2001 increased by $31.0 million, or 80.4 percent, compared with the first three months of 2000, largely due to the higher cost of natural gas. Gas margin for the first three months of 2001 increased by approximately $1 million, compared with the first three months of 2000, largely due to more favorable temperatures, which increased gas revenue by approximately $3.8 million and gas margin by approximately $1.4 million.

Non-Fuel Operating Expense and Other Costs

    Regulated Other Operation and Maintenance Expense increased by approximately $0.3 million, or 1.3 percent, for the first three months of 2001, compared with the first three months of 2000. The change is largely due to expense timing and general inflation.

    Depreciation and Amortization Expense decreased by approximately $0.3 million, or 2.7 percent, for the three months of 2001, compared with the first three months of 2000. Increased capital additions were offset by decreases due to computer equipment and software becoming fully depreciated.

    Interest expense increased by approximately $0.8 million, or 17.7 percent, for the first three months of 2001 compared with the first three months of 2000, due to increased long-term debt levels.

PSCo'S MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

    PSCo's net income was $107.4 million for the first three months of 2001, compared with $68.8 million for the first three months of 2000.

Electric Utility Margins

    The following table details the change in electric revenue and margin. Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Electric margins reflect the impact of sharing of energy costs and savings relative to a target cost per delivered kilowatt-hour and certain trading margins under the incentive cost adjustment (ICA). In addition to the ICA, PSCo has other adjustment clauses that allow certain costs to be passed through to retail customers. The Qualifying Facilities Capacity Cost Adjustment (QFCCA) provides for recovery of purchased capacity costs from certain Qualifying Facilities projects not otherwise reflected in base electric rates. The fuel clause cost recovery does not allow for complete recovery of all variable production expenses and higher costs can result in an adverse earnings impact.

	Three months ended March 31
(Millions of dollars)
	2001	2000
Electric retail and firm wholesale revenue	$351	$382
Short-term wholesale revenue	239	21

Total electric utility revenue	590	403
Electric retail and firm wholesale fuel and purchase power	172	171
Short-term wholesale fuel and purchase power	167	20

Total electric utility fuel and purchase power	339	191
Electric retail and firm wholesale margin	179	211
Short-term wholesale margin	72	1

Total electric utility margin	$251	$212

    Electric revenue increased by approximately $187 million, or 46.4 percent, in the first quarter of 2001. Electric margin increased by approximately $39 million, or 18.4 percent, in the first quarter of 2001. Retail margin declined in the first quarter of 2001, due to increased fuel and purchased power costs, which are not completely recoverable from customers in Colorado due to various sharing mechanisms. Retail revenue and margin was reduced by approximately $3 million in the first quarter of 2001, due to a rate reduction in Colorado that was agreed to as part of the merger approval process. Short-term wholesale revenue and margin increased due to the expansion of the wholesale marketing operations and favorable market conditions.

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

	Three months ended March 31
(Millions of dollars)
	2001	2000
Gas revenue	$548	$271
Cost of gas purchased and transported	(448)	(176)

Gas margin	$100	$95

    Gas revenue for the first three months of 2001 increased by $277 million, or 102 percent, compared with the first three months of 2000, due to higher cost of gas and sales growth. Gas margin for the first three months of 2001 increased by $5 million, or 5.3 percent, compared with the first three months of 2000, due to cooler temperatures in the first quarter of 2001, which increased gas sales.

Electric Trading Margins

    Trading revenues and costs of goods sold do not include the revenue and production costs associated with energy produced from generation assets. The following table details the changes in electric trading revenue and margin. Trading margins reflect the impact of sharing of certain trading margins under the ICA.

	Three months ended March 31
(Millions of dollars)
	2001	2000
Trading revenue	$298	$45
Trading cost of sales	(277)	(41)

Trading margin	$21	$4

    Trading revenue increased by approximately $253 million and trading margin increased by approximately $17 million in 2000. The increase in trading revenue and margin is a result of the expansion of PSCo's electric trading. The trading revenue and margin was reduced under the provisions of the JOA for the operating utilities of Xcel Energy. The JOA requires certain PSCo trading margins to be shared with NSP-Minnesota and SPS and was approved and placed into effect by the FERC as part of the NSP/NCE Merger in August 2000.

Non-Fuel Operating Expense and Other Costs

    Regulated Other Operation and Maintenance Expense increased by approximately $2.4 million, or 2.4 percent, for the first three months of 2001, compared with the first three months of 2000. The change is largely due to general inflation and increased costs due to customer growth.

    Depreciation and Amortization Expense increased by approximately $7.7 million, or 15.4 percent, for the first three months of 2001, compared with the first three months of 2000, primarily due to increased amortization costs of software and increased capital additions to utility plant.

    Interest expense decreased by approximately $6.5 million, or 17.7 percent, for the first three months of 2001, compared with the first three months of 2000.

    Other income and expense increased in the first quarter of 2001, compared with the first quarter of 2000. In March 2001, PSCo sold its Boulder Hydro facility in Colorado and recorded a gain of $11 million (before tax) on this transaction. The gain on this sale will be shared with customers due to its inclusion in the PSCo Electric Earnings Test in Colorado.

SPS' MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

    SPS' net income was $26.0 million for the first three months of 2001, compared with $18.3 million for the first three months of 2000.

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

	Three months ended March 31
(Millions of dollars)
	2001	2000
Electric retail, firm wholesale and other revenue	$328	$214
Short-term wholesale revenue	1	2

Total electric utility revenue	329	216
Electric retail and firm wholesale fuel and purchase power	197	106
Short-term wholesale fuel and purchase power	1	2

Total electric utility fuel and purchase power	198	108
Electric retail, firm wholesale and other margin	131	108
Short-term wholesale margin	0	0

Total electric utility margin	131	108

    Electric revenue increased by approximately $113 million, or 52.3 percent, in the first quarter of 2001. Electric margin increased by approximately $23 million, or 21.3 percent, in the first quarter of 2001. Electric revenues increased in the first quarter of 2001, largely due to increases in fuel and purchased power costs, particularly the increased cost of natural gas generation. More favorable temperatures during the first quarter of 2001 increased retail revenue by approximately $9 million and retail margin by approximately $5 million. In addition, recovery of higher transmission costs from the Southwest Power Pool increased electric revenue and margin by approximately $8 million for the first quarter of 2001. The increase in revenue and margin was also attributed to the shared trading margins from the JOA for the operating utilities of Xcel Energy. The JOA was approved and placed into effect by the FERC as part of the NSP/NCE Merger in August 2000.

Non-Fuel Operating Expense and Other Costs

    Regulated Other Operation and Maintenance Expense increased by approximately $5.7 million, or 16 percent, for the first three months of 2001, compared with the first three months of 2000. The change is largely due to increased transmission costs from the Southwest Power Pool (which are offset by increased electric revenue).

    Depreciation and Amortization Expense increased by approximately $0.9 million, or 4.7 percent, for the first three months of 2001, compared with the first three months of 2000, primarily due to increased capital additions to utility plant.

    Interest expense decreased by approximately $1.3 million, or 9.5 percent, for the first three months of 2001, compared with the first three months of 2000. The change is largely due to lower interest expense due to a shift to more short-term debt and less long-term debt.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings

    In the normal course of business, various lawsuits and claims have arisen against the Utility Subsidiaries of Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4 and 5 of the Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of NSP-Minnesota, NSP-Wisconsin's, PSCo's and SPS' 2000 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Utility Subsidiaries of Xcel Energy and there have been no notable changes in the previously reported proceedings, except as set forth below.

    Light Rail Transit (LRT)—On Feb. 16, 2001, NSP-Minnesota filed a suit in the United States District Court in Mpls., against the Minnesota Metropolitan Council, Minnesota Department of Transportation, State of Minnesota and the Federal Transit Administration to prevent pave-over of NSP-Minnesota's underground facilities during construction of the LRT system. NSP-Minnesota is also seeking recovery of relocation expenses. State defendants countersued, seeking delay damages and a $330 million surety bond. A hearing on state defendants' Motion for Preliminary Injunction is scheduled for May 15, 2001. This matter is at the very early stages of litigation. NSP-Minnesota denies the merits of the defendants' countersuits and intends to vigorously defend against their claims.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    The following Exhibits are filed with this report:

15(a)	Letter from Arthur Andersen LLP regarding unaudited interim information for NSP-Minnesota.
15(b)	Letter from Arthur Andersen LLP regarding unaudited interim information for PSCo.
15(C)	Letter from Arthur Andersen LLP regarding unaudited interim information for SPS.
99.01	Statement pursuant to Private Securities Litigation Reform Act.

(b) Reports on Form 8-K

    The following reports on Form 8-K were filed either during the three months ended March 31, 2001, or between March 31, 2001, and the date of this report:

NSP-Minnesota

    None

NSP-Wisconsin

    None.

PSCo

    None.

SPS

    None.

NORTHERN STATES POWER CO. (A MINNESOTA CORPORATION) SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2001.

Northern States Power Co. (a Minnesota corporation) (Registrant)
/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE Edward J. McIntyre Vice President and Chief Financial Officer

NORTHERN STATES POWER CO. (A WISCONSIN CORPORATION) SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2001.

Northern States Power Co. (a Wisconsin corporation) (Registrant)
/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE Edward J. McIntyre Vice President and Chief Financial Officer

PUBLIC SERVICE CO. OF COLORADO SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2001.

Public Service Co. of Colorado (Registrant)
/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE Edward J. McIntyre Vice President and Chief Financial Officer

SOUTHWESTERN PUBLIC SERVICE CO.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2001.

Southwestern Public Service Co. (Registrant)
/s/ GARY L. GIBSON Gary L. Gibson President and Chairman
/s/ DAVID HUDSON David Hudson Secretary & Treasurer

QuickLinks

PART 1. FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
NSP–MINNESOTA'S MANAGEMENT'S DISCUSSION AND ANALYSIS
Part II. OTHER INFORMATION
Part II. OTHER INFORMATION
SIGNATURES