Form 10-Q
period 2001-06-30
NORTHERN STATES POWER CO; SOUTHWESTERN PUBLIC SERVICE CO; PUBLIC SERVICE CO OF COLORADO; NORTHERN STATES POWER CO /WI/
filed 2001-08-14
CIK 1123852, 92521, 81018, 72909

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. All outstanding common stock is owned beneficially and of record by Xcel Energy Inc., a Minnesota corporation. Shares outstanding at July 31, 2001:

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

PART 1. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Operating revenues:
Electric utility	$654,359	$561,616	$1,268,474	$1,111,630
Gas utility	92,932	71,766	445,670	235,269

Total operating revenues	747,291	633,382	1,714,144	1,346,899
Operating expenses:
Electric fuel and purchased power	241,812	188,380	484,859	385,838
Cost of gas sold and transported	66,123	44,984	354,515	155,487
Other operating and maintenance expenses	191,699	188,666	391,423	379,976
Depreciation and amortization	83,415	80,815	166,594	161,249
Taxes (other than income taxes)	49,493	51,094	101,341	104,149

Total operating expenses	632,542	553,939	1,498,732	1,186,699

Operating income	114,749	79,443	215,412	160,200
Other income (deductions)—net	1,401	(2,068)	339	107
Interest charges and financing costs:
Interest charges—net of amounts capitalized	19,224	30,827	44,338	60,806
Distributions on redeemable preferred securities of subsidiary trust	3,937	3,937	7,875	7,875

Total interest charges and financing costs	23,161	34,764	52,213	68,681

Income before income taxes	92,989	42,611	163,538	91,626
Income taxes	36,588	15,740	64,965	34,518

Net income	$56,401	$26,871	$98,573	$57,108

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30
	2001	2000
Operating activities:
Net income	$98,573	$57,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,724	169,692
Nuclear fuel amortization	21,059	20,675
Deferred income taxes	10,392	(15,675)
Amortization of investment tax credits	(4,095)	(4,133)
Allowance for equity funds used during construction	(4,639)	(535)
Conservation incentive adjustments	(32,218)	9,918
Change in accounts receivable	52,785	68,392
Change in inventories	8,122	5,563
Change in other current assets	55,198	(30,496)
Change in accounts payable	(119,422)	(17,482)
Change in other current liabilities	(74,406)	(4,378)
Change in other assets and liabilities	1,581	23,485

Net cash provided by operating activities	186,654	282,134
Investing activities:
Capital/construction expenditures	(194,261)	(180,207)
Allowance for equity funds used during construction	4,639	535
Investments in external decommissioning fund	(28,446)	(26,443)
Other investments—net	(9,908)	(3,421)

Net cash used in investing activities	(227,976)	(209,536)
Financing activities:
Short-term borrowings—net	(51,327)	122,143
Proceeds from issuance of long-term debt	0	76,125
Repayment of long-term debt, including reacquisition premiums	(970)	(76,932)
Capital contributions from parent	175,000	0
Dividends and cash distributions paid to parent	(74,864)	(175,577)

Net cash provided by (used in) financing activities	47,839	(54,241)

Net increase in cash and cash equivalents	6,517	18,357
Cash and cash equivalents at beginning of period	11,926	11,344

Cash and cash equivalents at end of period	$18,443	$29,701

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$18,443	$11,926
Accounts receivable—net of allowance for bad debts of $5,915 and $4,952, respectively	236,230	281,611
Accounts receivable from affiliates	42,295	49,699
Accrued unbilled revenues	121,059	194,547
Materials and supplies inventories at average cost	106,844	103,863
Fuel and gas inventories at average cost.	40,672	51,775
Prepayments and other	60,701	44,843

Total current assets	626,244	738,264

Property, plant and equipment, at cost:
Electric utility	6,407,444	6,388,697
Gas utility	670,689	666,078
Other and construction work in progress	667,498	531,678

Total property, plant and equipment	7,745,631	7,586,453
Less: accumulated depreciation	(4,165,848)	(4,017,813)
Nuclear fuel—net of accumulated amortization of $988,987 and $967,928, respectively	80,160	86,499

Net property, plant and equipment	3,659,943	3,655,139

Other assets:
Nuclear decommissioning fund investments	571,534	563,812
Other investments	26,974	24,892
Regulatory assets	204,217	226,547
Other	209,100	151,334

Total other assets	1,011,825	966,585

Total Assets	$5,298,012	$5,359,988

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$303,584	$303,773
Short-term debt	307,861	359,189
Accounts payable	186,247	303,053
Accounts payable to affiliates	28,349	30,965
Taxes accrued	92,338	130,870
Other	129,007	162,683

Total current liabilities	1,047,386	1,290,533

Deferred credits and other liabilities:
Deferred income taxes	686,948	678,849
Deferred investment tax credits	86,993	91,088
Regulatory liabilities	473,520	496,313
Benefit obligations and other	150,427	146,541

Total deferred credits and other liabilities	1,397,888	1,412,791

Long-term debt	1,045,581	1,048,995
Mandatorily redeemable preferred securities of subsidiary trust	200,000	200,000
Common stock—authorized 5,000,000 shares of $0.01 par value, outstanding 1,000,000 shares	10	10
Premium on common stock	661,196	479,387
Retained earnings	967,453	952,889
Leveraged shares held by ESOP at cost	(21,502)	(24,617)

Total common stockholder's equity	1,607,157	1,407,669
Commitments and Contingent Liabilities (see Note 5)

Total Liabilities and Equity	$5,298,012	$5,359,988

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

NSP-WISCONSIN

STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Operating revenues:
Electric utility	$103,943	$98,674	$217,835	$204,567
Gas utility	17,976	14,827	87,526	53,388

Total operating revenues	121,919	113,501	305,361	257,955
Operating expenses:
Electric fuel and purchased power	58,993	53,330	119,516	106,105
Cost of gas sold and transported	12,912	10,830	69,944	37,688
Other operating and maintenance expenses	25,719	25,358	50,551	49,866
Depreciation and amortization	10,278	9,815	20,521	20,336
Taxes (other than income taxes)	3,972	3,918	8,034	7,889

Total operating expenses	111,874	103,251	268,566	221,884

Operating income	10,045	10,250	36,795	36,071
Other income—net	324	598	433	749
Interest charges and financing costs	5,302	4,638	10,841	9,346

Income before income taxes	5,067	6,210	26,387	27,474
Income taxes	1,653	2,166	9,881	10,679

Net income	$3,414	$4,044	$16,506	$16,795

The Notes to Financial Statements are an integral part of the Financial Statements

NSP-WISCONSIN

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30
	2001	2000
Operating activities:
Net income	$16,506	$16,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,027	20,813
Deferred income taxes	1,546	620
Amortization of investment tax credits	(410)	(413)
Allowance for equity funds used during construction	(744)	(153)
Undistributed equity earnings of unconsolidated affiliates	(131)	(175)
Change in accounts receivable	11,633	2,909
Change in inventories	1,178	3,547
Change in other current assets	14,293	8,805
Change in accounts payable	(29,464)	(4,945)
Change in other current liabilities	2,009	3,257
Change in other assets and liabilities	(2,752)	(586)

Net cash provided by operating activities	34,691	50,474
Investing activities:
Capital/construction expenditures	(30,149)	(50,992)
Allowance for equity funds used during construction	744	153
Other investments—net	21	462

Net cash used in investing activities	(29,384)	(50,377)
Financing activities:
Short-term borrowings—net	5,900	(16,500)
Common stock issued to parent	0	29,977
Dividends paid to parent	(11,207)	(13,498)

Net cash used in financing activities	(5,307)	(21)

Net increase in cash and cash equivalents	0	76
Cash and cash equivalents at beginning of period	31	51

Cash and cash equivalents at end of period	$31	$127

The Notes to Financial Statements are an integral part of the Financial Statements

NSP-WISCONSIN

BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$31	$31
Accounts receivable—net of allowance for bad debts of $1,131 and $798, respectively	41,814	53,447
Accrued unbilled revenues	13,880	29,113
Materials and supplies inventories at average cost	6,640	6,544
Fuel and gas inventories at average cost.	6,747	8,021
Prepaid gross receipts tax	12,614	11,515
Prepayments and other	4,292	4,451

Total current assets	86,018	113,122

Property, plant and equipment, at cost:
Electric utility	1,074,280	1,066,446
Gas utility	123,927	123,979
Other and construction work in progress	145,979	127,408

Total property, plant and equipment	1,344,186	1,317,833
Less: accumulated depreciation	(533,438)	(515,798)

Net property, plant and equipment	810,748	802,035

Other assets:
Other investments	9,977	9,867
Regulatory assets	37,676	38,536
Other	27,038	22,515

Total other assets	74,691	70,918

Total Assets	$971,457	$986,075

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long term debt	$34	$34
Short-term debt—notes payable to affiliate	21,800	15,900
Accounts payable	15,043	37,981
Accounts payable to affiliates	17,820	25,202
Interest accrued	5,646	5,570
Dividend payable to parent company Xcel Energy	10,751	0
Accrued payroll	5,695	8,395
Purchased gas cost recovery liability	4,708	390
Other	5,314	5,596

Total current liabilities	86,811	99,068

Deferred credits and other liabilities:
Deferred income taxes	118,275	115,682
Deferred investment tax credits	16,040	16,451
Regulatory liabilities	18,631	18,818
Benefit obligations and other	33,840	32,787

Total other liabilities	186,786	183,738

Long-term debt	313,044	313,000
Common stock—authorized 1,000,000 shares of $100 par value, outstanding 933,000 shares	93,300	93,300
Premium on common stock	33,418	33,418
Retained earnings	258,098	263,551

Total common stockholder's equity	384,816	390,269
Commitments and Contingent Liabilities (see Note 5)

Total Liabilities and Equity	$971,457	$986,075

The Notes to Financial Statements are an integral part of the Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Operating revenues:
Electric utility	$610,135	$430,777	$1,199,817	$834,063
Electric trading	421,848	102,069	720,280	146,885
Gas utility	284,734	138,861	832,534	409,582
Steam utility	2,965	1,988	10,465	5,722

Total operating revenues	1,319,682	673,695	2,763,096	1,396,252
Operating expenses:
Electric fuel and purchased power	345,421	204,824	684,236	395,514
Electric trading costs	413,014	92,158	690,156	132,833
Cost of gas sold and transported	217,088	84,642	665,384	260,991
Other operating and maintenance expenses	110,152	93,318	210,189	190,984
Depreciation and amortization	58,185	51,886	116,281	102,250
Taxes (other than income taxes)	22,029	20,462	43,878	41,808
Special charges (see Note 2)	23,018	0	23,018	0

Total operating expenses	1,188,907	547,290	2,433,142	1,124,380

Operating income	130,775	126,405	329,954	271,872
Other income (deductions)—net	(3,755)	4,307	1,088	3,869
Interest charges and financing costs:
Interest charges—net of amount capitalized	29,006	36,335	59,171	73,008
Distributions on redeemable preferred securities of subsidiary trust	3,800	3,800	7,600	7,600

Total interest charges and financing costs	32,806	40,135	66,771	80,608

Income before income taxes	94,214	90,577	264,271	195,133
Income taxes	27,912	29,656	90,579	65,453

Net income	$66,302	$60,921	$173,692	$129,680

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30
	2001	2000
Operating activities:
Net income	$173,692	$129,680
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,468	105,373
Deferred income taxes	(4,211)	7,238
Amortization of investment tax credits	(2,059)	(2,247)
Allowance for equity funds used during construction	(368)	0
Special charges	23,018	0
Change in accounts receivable	54,000	48,337
Change in inventories	20,658	33,785
Change in other current assets	219,185	84,431
Change in accounts payable	(258,954)	(103,139)
Change in other current liabilities	59,247	(19,522)
Change in other assets and liabilities	14,667	(12,759)

Net cash provided by operating activities	419,343	271,177
Investing activities:
Capital/construction expenditures	(172,610)	(155,516)
Proceeds from disposition of property, plant and equipment	4,197	3,446
Allowance for equity funds used during construction	368	0
Other investments—net	(2,149)	(700)

Net cash used in investing activities	(170,194)	(152,770)
Financing activities:
Short-term borrowings—net	4,575	(60,892)
Proceeds from issuance of long-term debt	100,000	99,750
Repayment of long-term debt, including reacquisition premiums	(240,575)	(101,636)
Dividends paid to parent	(113,136)	(92,265)

Net cash used in financing activities	(249,136)	(155,043)

Net increase (decrease) in cash and cash equivalents	13	(36,636)
Cash and cash equivalents at beginning of period	15,696	51,731

Cash and cash equivalents at end of period	$15,709	$15,095

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$15,709	$15,696
Accounts receivable—net of allowance for bad debts of $11,162 and $11,352, respectively	174,957	228,957
Accrued unbilled revenues	269,924	369,018
Recoverable purchased gas and electric energy costs	44,560	159,013
Derivative instruments valuation—at market	103,060	0
Materials and supplies inventories at average cost	39,691	41,106
Fuel inventory at average cost	17,649	21,399
Gas inventory—replacement cost in excess of LIFO: $59,112 and $106,790 respectively	29,319	44,812
Prepayments and other	19,188	15,974

Total current assets	714,057	895,975

Property, plant and equipment, at cost:
Electric utility	5,037,849	4,896,863
Gas utility	1,373,806	1,345,380
Other and construction work in progress	848,964	876,332

Total property, plant and equipment	7,260,619	7,118,575
Less: accumulated depreciation	(2,657,866)	(2,576,126)

Net property, plant and equipment	4,602,753	4,542,449

Other assets:
Other investments	13,306	11,158
Regulatory assets	214,828	251,154
Other	90,374	73,577

Total other assets	318,508	335,889

Total Assets	$5,635,318	$5,774,313

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2,920	$142,043
Short-term debt	159,775	155,200
Derivative instruments valuation—at market	101,269	0
Accounts payable	300,120	575,948
Accounts payable to affiliates	63,447	46,573
Taxes accrued	69,479	54,718
Dividends payable	53,786	57,615
Recovered electric energy costs	23,585	27,060
Other	194,270	146,309

Total current liabilities	968,651	1,205,466

Deferred credits and other liabilities:
Deferred income taxes	546,278	543,715
Deferred investment tax credits	81,745	83,804
Regulatory liabilities	49,708	45,027
Other deferred credits	39,555	24,632
Customers' advances for construction	80,503	70,714
Benefit obligations and other	77,782	73,028

Total deferred credits and other liabilities	875,571	840,920

Long-term debt	1,609,624	1,610,741
Mandatorily redeemable preferred securities of subsidiary trust	194,000	194,000
Common stock—authorized 100 shares of $0.01 par value, outstanding 100 shares	0	0
Premium on common stock	1,574,835	1,574,835
Retained earnings	412,735	348,351
Accumulated other comprehensive income	(98)	0

Total common stockholder's equity	1,987,472	1,923,186
Commitments and Contingent Liabilities (see Note 5)

Total Liabilities and Equity	$5,635,318	$5,774,313

The Notes to Consolidated Financial Statements are an integral part of the Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Electric utility operating revenues	$371,681	$256,643	$700,954	$472,875
Operating expenses:
Electric fuel and purchased power	253,940	126,473	452,318	234,327
Other operating and maintenance expenses	44,087	40,989	85,670	76,850
Depreciation and amortization	20,540	19,365	40,809	38,719
Taxes (other than income taxes)	10,167	11,774	25,076	23,856

Total operating expenses	328,734	198,601	603,873	373,752

Operating income	42,947	58,042	97,081	99,123
Other income—net	4,467	2,826	6,290	6,236
Interest charges and financing costs:
Interest charges—net of amounts capitalized	12,808	13,744	24,888	27,086
Distributions on redeemable preferred securities of subsidiary trust	1,962	1,962	3,925	3,925

Total interest charges and financing costs	14,770	15,706	28,813	31,011

Income before income taxes and extraordinary item	32,644	45,162	74,558	74,348
Income taxes	12,342	16,516	28,207	27,446

Income before extraordinary item	20,302	28,646	46,351	46,902
Extraordinary item, net of tax (See Note 4)	0	(13,658)	0	(13,658)

Net income	$20,302	$14,988	$46,351	$33,244

The Notes to Financial Statements are an integral part of the Statements of Income.

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30
	2001	2000
Operating activities:
Net income	$46,351	$33,244
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item	0	13,658
Depreciation and amortization	42,971	40,483
Deferred income taxes	100	13,535
Amortization of investment tax credits	(125)	(125)
Change in accounts receivable	1,325	21,645
Change in inventories	7,075	2,010
Change in other current assets	(13,456)	(83,897)
Change in accounts payable	(46,275)	21,994
Change in other current liabilities	11,285	6,585
Change in other assets and liabilities	(13,920)	(18,970)

Net cash provided by operating activities	35,331	50,162
Investing activities:
Capital/construction expenditures	(66,636)	(47,647)
Proceeds (costs) from disposition of property, plant and equipment	925	(1,927)
Other investments—net	119,539	(66)

Net cash provided by (used in) investing activities	53,828	(49,640)
Financing activities:
Short-term borrowings—net	(30,390)	133,604
Repayment of long-term debt, including reacquisition premiums	168	(85,350)
Dividends paid to parent	(43,938)	(40,637)

Net cash (used in) provided by financing activities	(74,160)	7,617

Net increase in cash and cash equivalents	14,999	8,139
Cash and cash equivalents at beginning of period	10,826	1,532

Cash and cash equivalents at end of period	$25,825	$9,671

The Notes to Financial Statements are an integral part of the Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30 2001	Dec. 31 2000
ASSETS
Current assets:
Cash and cash equivalents	$25,825	$10,826
Accounts receivable—net of allowance for bad debts of $1,454 and $845, respectively	74,170	73,986
Accounts receivable from affiliates	3,384	4,893
Accrued unbilled revenues	99,987	87,484
Recoverable electric energy costs	86,461	104,249
Materials and supplies inventories at average cost	5,992	13,500
Fuel and gas inventories at average cost	1,494	1,061
Prepayments and other	3,543	38

Total current assets	300,856	296,037

Property, plant and equipment, at cost:
Electric utility	2,909,459	2,884,702
Other and construction work in progress	153,567	115,210

Total property, plant and equipment	3,063,026	2,999,912
Less: accumulated depreciation	(1,238,480)	(1,199,158)

Net property, plant and equipment	1,824,546	1,800,754

Other assets:
Notes receivable from affiliate	0	119,036
Other investments	11,792	12,295
Regulatory assets	71,325	74,359
Prepaid pension asset	72,072	61,359
Other	36,165	28,796

Total other assets	191,354	295,845

Total Assets	$2,316,756	$2,392,636

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$644,189	$674,579
Accounts payable	58,065	97,285
Accounts payable to affiliates	6,052	13,107
Taxes accrued	7,004	19,141
Interest accrued	4,482	7,139
Dividends payable	20,626	22,354
Current portion of accumulated deferred income taxes	32,182	36,307
Derivative instruments valuation—at market	1,077	0
Other	67,966	57,122

Total current liabilities	841,643	927,034

Deferred credits and other liabilities:
Deferred income taxes	361,786	362,206
Deferred investment tax credits	4,593	4,718
Regulatory liabilities	1,205	1,275
Derivative instruments valuation—at market	6,399	0
Benefit obligations and other	23,484	19,268

Total deferred credits and other liabilities	397,467	387,467

Long-term debt	226,682	226,506
Mandatorily redeemable preferred securities of subsidiary trust	100,000	100,000
Common stock—authorized 200 shares of $1.00 par value, outstanding 100 shares	0	0
Premium on common stock	353,099	353,099
Retained earnings	402,670	398,530
Accumulated other comprehensive income	(4,805)	0

Total common stockholder's equity	750,964	751,629
Commitments and Contingent Liabilities (see Note 5)

Total Liabilities and Equity	$2,316,756	$2,392,636

The Notes to Financial Statements are an integral part of the Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In the opinion of management, the accompanying unaudited consolidated and stand alone financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS (collectively referred to as the Utility Subsidiaries of Xcel Energy) as of June 30, 2001, and Dec. 31, 2000, the results of their operations for the three months and six months ended June 30, 2001 and 2000, and their cash flows for the six months ended June 30, 2001 and 2000. Due to the seasonality of electric and gas sales of Xcel Energy's Utility Subsidiaries, quarterly and year-to-date results are not necessarily an appropriate base from which to project annual results.

    The accounting policies of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are set forth in Note 1 to the financial statements in their respective Annual Reports on Form 10-K for the year ended Dec. 31, 2000. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K's.

1. Merger to Create Xcel Energy (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

    On Aug. 18, 2000, New Century Energies Inc. (NCE) and Northern States Power Co. (NSP) merged and formed Xcel Energy Inc. Xcel Energy, a Minnesota corporation, is a registered holding company under the Public Utility Holding Company Act. Each share of NCE common stock was exchanged for 1.55 shares of Xcel Energy common stock. NSP shares became Xcel Energy shares on a one-for-one basis. The merger was structured as a tax-free, stock-for-stock exchange for shareholders of both companies (except for fractional shares), and accounted for as a pooling-of-interests. Amounts reported for periods prior to the merger have been restated for comparability with post-merger treatment.

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

2. Special Charges (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

    Merger Related—In 2000, Xcel Energy expensed pretax special charges related to its regulated operations totaling $199 million. The total pretax charges included $52 million related to one-time transaction-related costs incurred in connection with the merger of NSP and NCE. Also included in the total were $147 million of pretax charges pertaining to incremental costs of transition and integration activities associated with merging operations. Of the total pretax special charges recorded by Xcel Energy that related to its regulated operations, $159 million was recorded during the third quarter of 2000 and $40 million was recorded during the fourth quarter of 2000.

    During 2000, an allocation of approximately $188 million of merger costs was made to Xcel Energy's Utility Subsidiaries and is reported as special charges. This allocation was made to the various operating utility companies using a basis consistent with prior regulatory filings, in proportion to expected merger savings by company and consistent with service company cost allocation methodologies utilized under Public Utility Holding Company Act requirements. The transition costs included costs for severance and related expenses associated with staff reductions of 721 employees, approximately 680 of whom were released through July 31, 2001.

    A portion of these special charges was accrued as a liability at Dec. 31, 2000. The following table summarizes the change in the liability (reported in other current liabilities) for special charges during the first six months of 2001.

	Dec. 31, 2000 Liability	Accrual Adjustments Expensed	Payments Against Liability	June 30, 2001 Liability
	(Millions of Dollars)
Employee separation & other related costs	$48	—	$(18)	$30
Regulatory transition costs	5	—	—	5
Other transition and integration costs	2	—	(2)	—

Total accrued merger costs—Xcel Energy	$55	—	$(20)	$35

NSP-Minnesota portion	$19	—	$(10)	$9
NSP-Wisconsin portion	$3	—	$(1)	$2
PSCo portion	$2	—	$(1)	$1
SPS portion	$1	—	—	$1

    Postemployment Benefits—PSCo adopted accrual accounting for postemployment benefits under Statement of Financial Accounting Standards (SFAS) No. 112—"Employers Accounting for Postemployment Benefits" in 1994. The costs of these benefits were historically recorded on a pay-as-you-go basis and, accordingly, PSCo recorded a regulatory asset in anticipation of obtaining future rate recovery of these transition costs. PSCo recovered its FERC jurisdictional portion of these costs. PSCo requested approval to recover its Colorado retail natural gas jurisdictional portion in a 1996 retail rate case and its retail electric jurisdictional portion in the electric earnings test filing for 1997.

    In the 1996 rate case, the Colorado Public Utility Commission (CPUC) allowed recovery of postemployment benefit costs on an accrual basis, but denied PSCo's request to amortize the transition costs regulatory asset. PSCo appealed this decision to the Denver District Court. In 1998, the CPUC deferred the final determination of the regulatory treatment of the electric jurisdictional costs pending the outcome of PSCo's appeal on the natural gas rate case. On Dec. 16, 1999, the Denver District Court affirmed the decision by the CPUC.

    On Jan. 31, 2000, PSCo filed a Notice of Appeal with the Colorado Supreme Court and in February 2001 presented oral arguments. On July 2, 2001, the Colorado Supreme Court affirmed the District Court decision. Accordingly, PSCo has written off $23 million of regulatory assets related to deferred postemployment benefit costs as of June 30, 2001, since any means of regulatory recovery has been denied.

3. Business Developments (NSP-Minnesota and PSCo)

NSP-Minnesota

    Wind Power—In April 2001, NSP-Minnesota selected a developer to add more wind-generated electricity to its portfolio. Chanarambie Power Partners, LLC, will build wind turbines in southwestern Minnesota to add another 80 megawatts of wind power. Execution of this contract will mean that NSP-Minnesota has fulfilled a 1994 Minnesota legislative requirement to develop 425 megawatts of Minnesota wind energy relating to the authorization to store spent nuclear fuel in dry casks outside the Prairie Island nuclear plant.

PSCo

    Fort St. Vrain Repowering—In June 2001, PSCo completed the six-year, $283 million repowering of the Fort St. Vrain Generating Station in Colorado. The phased repowering has added 720 megawatts of electric supply to PSCo's system. Fort St. Vrain utilizes three combined-cycle turbine generators of approximately 140-megawatts, powered by natural gas. After producing electricity in the newer turbine generators, waste heat is captured for steam production for the plant's original 300-megawatt generator. Fort St. Vrain, formerly a nuclear power plant, was dismantled and decommissioned as a nuclear facility in August 1996.

4. Restructuring and Regulation (NSP-Minnesota, NSP-Wisconsin and SPS)

NSP-Minnesota

    North Dakota Rate Case—In October 2000, NSP-Minnesota filed a request with the North Dakota Public Service Commission (NDPSC) to increase natural gas rates by approximately 3.3 percent, or $1.4 million, annually. In June 2001, the NDPSC approved an increase of approximately $860,000 annually.

NSP-Wisconsin

    NSP-Wisconsin Electric Power Supply Rate Request—In May 2001, NSP-Wisconsin filed an application with the Public Service Commission of Wisconsin (PSCW) requesting an increase in Wisconsin retail electric rates due to significant increases in power supply costs. This increase is necessary to recover fuel and purchased power costs from wholesale suppliers at market based prices. On June 28, 2001, the PSCW approved an interim fuel cost surcharge, which will increase NSP-Wisconsin's electric revenue by approximately $5.6 million for the last six months of 2001. A hearing will be held on Aug. 16, 2001 to establish a final fuel cost surcharge. An order authorizing the final surcharge is expected in September 2001.

    NSP-Wisconsin General Rate Case—On June 1, 2001, NSP-Wisconsin filed its required biennial rate application with the PSCW requesting no change in Wisconsin retail electric and gas base rates. NSP-Wisconsin requested the PSCW approve its application without hearing, pending completion of the Staff's audit. An order is expected by the end of the year.

    Wisconsin Restructuring—The Wisconsin state budget, which passed the legislature and which is expected to be signed by the Governor in the near future, includes a provision which allows for the transfer of utility property for the purpose of creating a generation company organized as a Limited Liability Company (LLC) for the construction of new generation and allows for the establishment of "leased generation contracts" between a regulated utility and the newly organized LLC. Existing generation facilities cannot be transferred. Long-term contracts will be required and a higher authorized rate of return will be possible under this new regulated entity. The PSCW must approve all aspects of the leased generation contract.

SPS

    SPS Restructuring—In the second quarter of 2000, SPS discontinued regulatory accounting under SFAS 71 for the generation portion of its business due to the issuance of a written order by the Public Utilities Commission of Texas (PUCT) in May 2000, addressing the implementation of electric utility restructuring. SPS' transmission and distribution business continued to meet the requirements of

SFAS 71, as that business was expected to remain regulated. During the second quarter of 2000, SPS wrote off its generation-related regulatory assets and other deferred costs totaling approximately $19.3 million. This resulted in an after-tax extraordinary charge of approximately $13.7 million. During the third quarter of 2000, SPS recorded an extraordinary charge of $8.2 million before tax, or $5.3 million after tax, related to the tender offer and defeasance of first mortgage bonds. The first mortgage bonds were defeased to facilitate the legal separation of generation, transmission and distribution assets, which was expected to eventually occur in 2001 under restructuring requirements.

    In March 2001, the state of New Mexico enacted legislation that delayed customer choice until 2007 and amended the Electric Utility Restructuring Act of 1999. SPS has requested recovery of its costs incurred to prepare for customer choice in New Mexico. A decision on this and other matters is pending before the New Mexico Public Regulation Commission (NMPRC). SPS expects to receive regulatory recovery of these costs through a rate rider in the next New Mexico rate case filed.

    In June 2001, the Governor of Texas signed legislation postponing the deregulation and restructuring of SPS until 2007. This legislation amended the 1999 legislation, Senate Bill No. 7 (SB-7), which provided for retail electric competition beginning January 2002. Under the newly-adopted legislation, prior PUCT orders issued in connection with the restructuring of SPS will be considered null and void. SPS' restructuring and rate unbundling proceedings in Texas have been terminated. In addition, under the new legislation, SPS is entitled to recover all reasonable and necessary expenditures made or incurred before Sept. 1, 2001, to comply with SB-7. As required, SPS plans to file an application during the fourth quarter of 2001, requesting a rate rider to recover these costs incurred preparing for customer choice.

    As a result of these recent legislative developments, SPS reapplied the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" for its generation business during the second quarter of 2001. More than 95 percent of SPS' retail electric revenues are from operations in Texas and New Mexico. Because of the delays to electric restructuring passed by Texas and New Mexico, SPS' previous plans to implement restructuring, including the divestiture of generation assets, have been abandoned. Accordingly, SPS will now continue to be subject to rate regulation under traditional cost of service regulation, consistent with its past accounting and ratemaking practices. At this time, management is uncertain as to whether restructuring will be completed in 2007 or later and as to what the transition plan to competition will be at that time. SPS has not restored regulatory assets or capitalized defeasance costs previously written off in 2000. Due to the regulatory uncertainty regarding the recovery of these costs in future rates, SPS has delayed the restoration of regulatory assets until it is determined that specific regulatory recovery is achieved. Consequently, SPS has not recognized any earnings impact for financial reporting purposes as a result of its reapplication of SFAS 71 through June 30, 2001. However, future regulatory developments may create earnings increases (should additional cost recovery be provided) or decreases (should deferred costs not be fully recovered).

    As of June 30, 2001, SPS had incurred approximately $45 million of restructuring costs, including $8 million of debt defeasance costs allocated to the generation business, which was expensed as an extraordinary item in the third quarter of 2000 and $37 million of restructuring costs, which have been deferred based on anticipated future recovery in jurisdictional rates.

    SPS Texas Retail Fuel Factor and Fuel Surcharge Application—SPS has filed an application with the PUCT to increase its fixed fuel factor and to surcharge past fuel cost under-recoveries. Intervenors in the proceeding are protesting SPS' application and are claiming SPS should be crediting margins from wholesale firm sales to Texas retail eligible fuel expenses. Hearings were held in May 2001 and a final decision is pending before the PUCT. SPS and the PUCT Staff oppose the revenue treatment suggested by the intervenors. The final outcome or impact of the wholesale firm sales on Xcel Energy's earnings will not be known until later in 2001.

5. Commitments and Contingent Liabilities (NSP-Wisconsin)

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

    The circumstances set forth in Notes 12 and 13 to the financial statements in NSP-Minnesota's, NSP-Wisconsin's, PSCo's and SPS' Annual Reports on Form 10-K for the year ended Dec. 31, 2000, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident, except as for the following updated developments.

NSP-Wisconsin

    French Island—NSP-Wisconsin's French Island plant generates electricity by burning a mixture of wood waste and refuse derived fuel. The fuel is derived from municipal solid waste furnished under a contract with LaCrosse County, Wisconsin. In 1997, the EPA found that the French Island plant was a "small municipal waste combustor" and therefore not subject to EPA regulations applicable to large combustors. In October 2000, the EPA reversed its decision and found that the plant was subject to the large combustor regulations. Those regulations became effective on Dec. 19, 2000. NSP-Wisconsin did not have adequate time to install the emission controls necessary to come into compliance with the large combustor regulations by the compliance date. As a result, on March 29, 2001, the EPA issued a finding of violation to the company. On April 2, 2001, a conservation group sent NSP-Wisconsin a notice of intent to sue under the citizen suit provisions of the Clean Air Act. On July 27, 2001, the state of Wisconsin filed a lawsuit against NSP-Wisconsin in the Wisconsin Circuit Court for La Crosse County, contending that NSP-Wisconsin exceeded dioxin emission limits on numerous occasions between July 1995 and December 2000 at French Island. NSP-Wisconsin faces fines between $10 and $25,000 for each violation. On July 27, 2001, NSP-Wisconsin filed for a Certificate of Authority to install control equipment necessary to bring the French Island plant into compliance with the large combustor regulations. NSP-Wisconsin plans to begin construction of the new air quality equipment late in 2001 upon issuance of a Certificate of Authority from the PSCW.

6. Short-Term Borrowings and Financing Activities (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

NSP-Minnesota

    At June 30, 2001, NSP-Minnesota had approximately $308 million of short-term debt outstanding at a weighted average interest rate of 4.042 percent.

    In April 2001, NSP-Minnesota filed a $600 million long-term debt shelf registration with the SEC. NSP-Minnesota intends to issue debt under this shelf registration during the third quarter of 2001.

NSP-Wisconsin

    At June 30, 2001, NSP-Wisconsin had approximately $22 million of short-term notes payable to NSP-Minnesota outstanding at a weighted average interest rate of 4.042 percent.

PSCo

    At June 30, 2001, PSCo had approximately $160 million of short-term debt outstanding at a weighted average interest rate of 4.237 percent.

SPS

    At June 30, 2001, SPS had approximately $644 million of short-term debt outstanding at a weighted average interest rate of 4.026 percent.

    In June 2001, SPS filed a $500 million long-term debt shelf registration with the SEC. SPS plans to issue debt under this shelf registration during the third quarter of 2001. The proceeds from the shelf offering will be used for short-term debt repayment.

7. Segment Information (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

    Xcel Energy's utility subsidiaries each have two reportable segments Electric Utility and Gas Utility, with the exception of SPS, which has only a Electric Utility reportable segment. SPS operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers were $371.7 million and $256.6 million for the three months ended June 30, 2001 and 2000, respectively. Revenues from external customers were $701 million and $472.9 million for the six months ended June 30, 2001 and 2000, respectively. All figures are in thousands of dollars.

NSP-Minnesota

Three months ended: June 30, 2001	Electric Utility	Gas Utility	All Other	Consolidated Total
Revenues from:
External customers	$654,192	$94,360	$—	$748,552
Internal customers	167	(1,428)	—	(1,261)

Total revenue	654,359	92,932	—	747,291
Segment net income	$54,628	$1,901	$(128)	$56,401
June 30, 2000
Revenues from:
External customers	$561,462	$71,291	$—	$632,753
Internal customers	154	475	—	629

Total revenue	561,616	71,766	—	633,382
Segment net income	$27,405	$(434)	$(100)	$26,871
Six months ended: June 30, 2001	Electric Utility	Gas Utility	All Other	Consolidated Total
Revenues from:
External customers	$1,268,128	$445,526	$—	$1,713,654
Internal customers	346	144	—	490

Total revenue	1,268,474	445,670	—	1,714,144
Segment net income	$80,790	$18,034	$(251)	$98,573
June 30, 2000
Revenues from:
External customers	$1,111,314	$234,267	$—	$1,345,581
Internal customers	316	1,002	—	1,318

Total revenue	1,111,630	235,269	—	1,346,899
Segment net income	$45,285	$12,027	$(204)	$57,108

NSP-Wisconsin

Three months ended: June 30, 2001	Electric Utility	Gas Utility	All Other	Consolidated Total
Revenues from:
External customers	$103,900	$17,525	$—	$121,425
Internal customers	43	451	—	494

Total revenue	103,943	17,976	—	121,919
Segment net income	$3,411	$3	$—	$3,414
June 30, 2000
Revenues from:
External customers	$98,638	$14,429	$—	$113,067
Internal customers	36	398	—	434

Total revenue	98,674	14,827	—	113,501
Segment net income	$4,528	$(484)	$—	$4,044
Six months ended: June 30, 2001	Electric Utility	Gas Utility	All Other	Consolidated Total
Revenues from:
External customers	$217,742	$86,634	$—	$304,376
Internal customers	93	892	—	985

Total revenue	217,835	87,526	—	305,361
Segment net income	$11,529	$4,977	$—	$16,506
June 30, 2000
Revenues from:
External customers	$204,491	$52,306	$—	$256,797
Internal customers	76	1,082	—	1,158

Total revenue	204,567	53,388	—	257,955
Segment net income	$12,709	$4,086	$—	$16,795

PSCo

Three months ended: June 30, 2001	Electric Utility	Gas Utility	All Other	Consolidated Total
Revenues from:
External customers	$1,031,950	$284,172	$2,965	$1,319,087
Internal customers	33	562	—	595

Total revenue	1,031,983	284,734	2,965	1,319,682
Segment net income	$57,169	$2,016	$7,117	$66,302
June 30, 2000
Revenues from:
External customers	$532,846	$138,861	$1,988	$673,695
Internal customers	—	—	—	—

Total revenue	532,846	138,861	1,988	673,695
Segment net income	$52,316	$783	$7,822	$60,921
Six months ended: June 30, 2001	Electric Utility	Gas Utility	All Other	Consolidated Total
Revenues from:
External customers	$1,920,031	$831,411	$10,465	$2,761,907
Internal customers	66	1,123	—	1,189

Total revenue	1,920,097	832,534	10,465	2,763,096
Segment net income	$127,354	$27,325	$19,013	$173,692
June 30, 2000
Revenues from:
External customers	$980,948	$408,582	$5,722	$1,396,252
Internal customers	—	—	—	—

Total revenue	980,948	408,582	5,722	1,396,252
Segment net income	$92,786	$24,858	$12,036	$129,680

8. Adoption of SFAS 133 (PSCo and SPS)

    On Jan. 1, 2001, Xcel Energy's Utility Subsidiaries adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity," as amended by SFAS 137 and SFAS 138 (collectively referred to as SFAS 133). These statements require that all derivative instruments be recorded on the balance sheet at fair value. Changes in the derivative instrument's fair value must be recognized currently in earnings unless specific accounting criteria are met or specific exclusions are applicable. Accounting for qualifying hedges within the terms of SFAS 133 allows a derivative instrument's gains and losses to offset related results on the hedged item in the income statement, to the extent effective. SFAS 133 requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of any derivative instrument's change in fair value is recognized in earnings. Additionally, both the fair value changes excluded from the effectiveness assessment and the time value component of options used as cash flow hedges are recognized in earnings.

    Xcel Energy's Utility Subsidiaries have applied SFAS 133 to energy and energy related commodities financial instruments, long-term power sales contracts and long-term gas purchase contracts used to mitigate variability in earnings due to fluctuations in spot market prices, hedge fuel requirements at generation facilities and protect investment in fuel inventories. SFAS 133 also applies to various interest rate swaps used to mitigate the risks associated with movements in interest rates.

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

    Xcel Energy's Utility Subsidiaries formally document hedge relationships, including the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedged transaction. Derivatives are recorded in the balance sheet at fair value. Xcel Energy's Utility Subsidiaries also formally assess both at inception and at least quarterly thereafter, whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

    The adoption of SFAS 133 on Jan. 1, 2001, by Xcel Energy's Utility Subsidiaries did not result in an impact to earnings. However, upon adoption of SFAS 133, PSCo and SPS recorded a net transition gain (loss) of approximately $1.6 million and $(2.6) million, respectively, recorded in other comprehensive income. The impact to other comprehensive income is related to existing cash flow hedges during increasing price conditions.

    The components of SFAS 133 impacts on Xcel Energy's Utility Subsidiaries other comprehensive income are detailed in the following table (in millions of dollars).

	PSCo	SPS
Net transition gain (loss), Jan. 1, 2001	$1.6	$(2.6)
After-tax net unrealized losses related to derivatives accounted for as hedges	(17.5)	(2.4)
After-tax net realized losses on derivative transactions reclassified into earnings	15.8	0.2

Other comprehensive income, June 30, 2001	$(0.1)	$(4.8)

    PSCo's earnings for the first six months of 2001 were increased by approximately $0.2 million (before tax).

    Energy and energy related commodities—PSCo is exposed to commodity price variability and credit risk in its generation and retail distribution. In order to manage these commodity price risks, PSCo enters into financial instruments, which may take the form of fixed price, floating price or indexed sales or purchases, and options, such as puts, calls, basis transactions and swaps. Derivatives designated to be hedges by PSCo are accounted for as cash flow hedges and recorded as electric fuel and purchased power.

    PSCo generally attempts to balance its fixed-price physical and financial purchase and sales commitments in terms of contract volumes, and the timing of performance and delivery obligations. These derivatives do not qualify for hedge accounting and, accordingly, changes in the fair value are reported in earnings.

    At June 30, 2001, PSCo had various commodity-related contracts extending through October 2002. PSCo expects to reclassify into earnings during the next twelve months net losses from other comprehensive income of approximately $0.4 million.

    Interest rates—To manage interest rate risk, SPS has entered into interest rate swaps that effectively fix the interest payments of certain floating rate debt instruments. Interest rate swap agreements are accounted for as cash flow hedges and recorded as interest expense. SPS expects to reclassify into earnings during the next twelve months net losses from other comprehensive income of approximately $0.7 million.

    Cash flow hedge quantitative disclosures—The gain (loss) recognized in earnings for derivative instruments that have been designated and qualify as cash flow hedges are detailed in the following table (in millions of dollars).

	Hedge ineffectiveness	Derivatives excluded from assessment of hedge effectiveness	Firm commitments no longer qualifying as cash flow hedges
Three months ended June 30, 2001:
Energy and energy related commodities (PSCo)	$(1.3)	$(0.2)	$—
Interest rates (SPS)	—	—	—
Six months ended June 30, 2001:
Energy and energy related commodities (PSCo)	$(1.0)	$1.2	$0.02
Interest rates (SPS)	—	—	—

9. Comprehensive Income (NSP-Minnesota, NSP-Wisconsin, PSCo, SPS)

NSP-Minnesota

    Comprehensive income equals net income for the quarters and year-to-date periods ended June 30, 2001 and 2000.

NSP-Wisconsin

    Comprehensive income equals net income for the quarters and year-to-date periods ended June 30, 2001 and 2000.

PSCo

    The components of total comprehensive income are shown below:

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
	(Thousands of dollars)
Net income	$66,302	$60,921	$173,692	$129,680
Other comprehensive income:
Cumulative effect of accounting change-SFAS 133	—	—	1,649	—
Net gains (losses) on derivatives (see Note 8)	2,725	—	(1,747)	—

Other comprehensive income	2,725	—	(98)	—

Comprehensive income	$69,027	$60,921	$173,594	$129,680

    Accumulated comprehensive loss at June 30, 2001, relates to valuation adjustments on derivative financial instruments and hedging activities.

SPS

    The components of total comprehensive income are shown below:

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
	(Thousands of dollars)
Net income	$20,302	$14,988	$46,351	$33,244
Other comprehensive income:
Cumulative effect of accounting change-SFAS 133	—	—	(2,626)	—
Net Gains (losses) on derivatives (see Note 8)	(1,049)	—	(2,179)	—

Other comprehensive income	(1,049)	—	(4,805)	—

Comprehensive income	$19,253	$14,988	$41,546	$33,244

    Accumulated comprehensive loss at June 30, 2001, relates to valuation adjustments on derivative financial instruments and hedging activities.

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To Northern States Power Company—Minnesota:

    We have reviewed the accompanying consolidated balance sheet of Northern States Power Company—Minnesota (a Minnesota corporation) and subsidiaries as of June 30, 2001, the related consolidated statements of income for the three and six-month periods ended June 30, 2001, and the consolidated statement of cash flows for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Northern States Power Company—Minnesota and subsidiaries as of Dec. 31, 2000 (not presented herein), and, in our report dated March 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of Dec. 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
August 14, 2001

To Northern States Power Company—Wisconsin:

    We have reviewed the accompanying balance sheet of Northern States Power Company—Wisconsin (a Wisconsin corporation) as of June 30, 2001, the related statements of income for the three and six month periods ended June 30, 2001, and the statement of cash flows for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Northern States Power Company—Wisconsin as of Dec. 31, 2000 (not presented herein), and, in our report dated March 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of Dec. 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
August 14, 2001

To Public Service Company of Colorado:

    We have reviewed the accompanying consolidated balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of June 30, 2001, the related consolidated statements of income for the three and six-month periods ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Public Service Company of Colorado and subsidiaries as of Dec. 31, 2000 (not presented herein), and, in our report dated March 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of Dec. 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
August 14, 2001

To Southwestern Public Service Company:

    We have reviewed the accompanying balance sheet of Southwestern Public Service Company (a New Mexico corporation) as of June 30, 2001, the related statements of income for the three and six-month periods ended June 30, 2001 and 2000, and the statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Southwestern Public Service Company as of Dec. 31, 2000 (not presented herein), and, in our report dated March 2, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying balance sheet as of Dec. 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
August 14, 2001

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

  •
  risks associated with the California power markets; and

  •
  the other risk factors listed from time to time by the Utility Subsidiaries of Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this Report on Form 10-Q for the quarter ended June 30, 2001.

Market Risks

    The Utility Subsidiaries of Xcel Energy are exposed to market risks, including changes in commodity prices, interest rates and currency exchange rates as disclosed in Management's Discussion and Analysis in their annual reports on Form 10-K for the year ended Dec. 31, 2000. The Utility Subsidiaries of Xcel Energy have limited exposure to commodity price and interest rate risk due to cost-based rate regulation. There have been no material changes in the market risk exposures that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2000.

Pending Accounting Changes

    SFAS 142—In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standard (SFAS) No. 142, "Accounting for Goodwill and Other Intangible Assets". This statement will require different accounting for intangible assets as compared to goodwill. Intangible assets will be amortized over their economic useful life and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." Goodwill should not be amortized after adoption of SFAS 142. Non—amortized intangible assets and goodwill should be tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests that might reduce the fair value of that asset.

    NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have immaterial amounts of unamortized intangible assets and no amounts of goodwill as of June 30, 2001. Consequently, the adoption of SFAS 142 as required as of Jan. 1, 2002 is expected to have an immaterial or no effect on the results of operations or financial position of those companies.

    SFAS 143—In June 2001, the FASB approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement will require NSP-Minnesota to record its future nuclear plant decommissioning obligations as a liability at fair value with a corresponding increase to the carrying value of the related long-lived asset. The liability will be increased to its present value each period, and the capitalized cost will be depreciated over the useful life of the related long-lived asset. If the recorded liability differs from the actual obligations paid a gain or loss will be currently recognized.

    NSP-Minnesota currently follows industry practice by ratably accruing the costs for decommissioning over the approved cost recovery period and including the accruals in accumulated depreciation. At Dec. 31, 2000, NSP-Minnesota recorded and recovered in rates $583 million of decommissioning obligations and had estimated discounted decommissioning cost obligations of $838 million.

    If NSP-Minnesota adopted the standard on Jan. 1, 2001, the initial value of the liability, including cumulative interest expense through that date, would have been approximately $705 million, with an offsetting increase to net plant assets of approximately $600 million. The resulting cumulative effect adjustment for unrecognized depreciation and other expenses under the new standard is approximately $105 million. Management expects that the entire transition amount would be recoverable in rates and, therefore, would recognize an additional regulatory asset opposed to reporting a cumulative effect of accounting change in the income statement.

    SFAS 143 will also affect the accrued plant removal costs for other generation, transmission and distribution facilities. We expect these costs will be reclassified from accumulated depreciation to regulatory liabilities based on the recoverability of these costs in rates. Xcel Energy's Utility Subsidiaries expects to adopt SFAS 143 on Jan. 1, 2003.

NSP-MINNESOTA'S MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

    NSP-Minnesota's net income was approximately $98.6 million for the first six months of 2001, compared with approximately $57.1 million for the first six months of 2000.

Conservation Incentive Recovery

    Earnings for the second quarter of 2001 were increased due to the reversal of the Minnesota Public Utilities Commission (MPUC) decision to deny NSP-Minnesota recovery of 1998 conservation incentives.

    In June 1999, the MPUC denied NSP-Minnesota recovery of 1998 lost margins, load management discounts and incentives associated with state-mandated programs for electric energy conservation. NSP-Minnesota recorded a $35 million charge in 1999 based on this action. NSP-Minnesota appealed the MPUC decision and in December 2000, the Minnesota Court of Appeals reversed the MPUC decision.

    In January 2001, the MPUC appealed the lower court decision to the Minnesota Supreme Court. On Feb. 23, 2001, the Minnesota Supreme Court declined to hear the MPUC's appeal. During the second quarter of 2001, NSP-Minnesota filed with the MPUC a plan that carried out, among other things, the court's decision. On June 28, 2001, the MPUC approved the plan and issued an order to that effect shortly thereafter. As a result, the previously recorded liabilities of approximately $41 million (including carrying charges) for potential refunds to customers are no longer required and were reversed as of June 30, 2001.

    This accounting adjustment increased second quarter revenue by approximately $35 million and increased allowance for funds used during construction (equity and debt) by approximately $6 million. The revenue increase relates to the elimination of potential refunds of amounts previously billed and collected, and the other income represents reversal of accrued carrying charges.

Electric Utility Margins

    The following table details the change in electric revenue and margin. Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel clause cost recovery mechanisms for retail customers in several states and the ability to vary wholesale prices with changing market conditions, most fluctuations in energy costs do not affect electric margin. However, the fuel clause cost recovery in the Minnesota, North Dakota and South Dakota jurisdictions does not allow for complete recovery of all purchased power expenses and, therefore, higher purchased power costs, particularly in periods of extreme temperatures, can adversely affect earnings.

	Six months ended June 30
	2001	2000
	(Millions of dollars)
Electric retail, firm wholesale and other revenue	$1,180	$1,036
Short-term wholesale revenue	88	76

Total electric utility revenue	1,268	1,112
Electric retail and firm wholesale fuel and purchased power	423	333
Short-term wholesale fuel and purchased power	62	53

Total electric utility fuel and purchased power	485	386
Electric retail, firm wholesale and other margin	757	703
Short-term wholesale margin	26	23

Total electric utility margin	$783	$726

    Electric revenue increased by approximately $156 million, or 14.1 percent, in the first six months of 2001, compared with the first six months of 2000. Electric margin increased by approximately $57 million, or 8.0 percent, in the first six months of 2001, compared with the first six months of 2000. The increase in retail revenue was primarily due to an increase in purchase power costs recovered in electric rates. Retail electric revenue and margin increased due to sales growth, more favorable weather conditions in the first six months of 2001 and the recovery of conservation incentives. As discussed previously, the reversal of the MPUC decision to deny NSP-Minnesota recovery of 1998 conservation incentives increased retail revenue and margin by $35 million. Additionally, more favorable temperatures during the first six months of 2001 increased retail revenue by approximately $17 million and retail margin by approximately $14 million. Retail revenue and margin were reduced by approximately $5 million in the first six months of 2001 due to a rate reduction in Minnesota agreed to as part of the Xcel Energy merger approval process. The increase in revenue and margin was also attributed to the shared trading margins from the Joint Operating Agreement (JOA) for the operating utilities of Xcel Energy. The JOA was approved and placed into effect by the Federal Energy Regulatory Commission as part of the NSP/NCE Merger in August 2000.

Gas Utility Margins

    The following table details the change in gas revenue and margin. The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on gas margin.

	Six months ended June 30
	2001	2000
	(Millions of dollars)
Gas revenue	$446	$235
Cost of gas purchased and transported	(355)	(155)

Gas margin	$91	$80

    Gas revenue for the first six months of 2001 increased by approximately $211 million, or 89.4 percent, compared with the first six months of 2000, largely due to recovery of the higher cost of gas. Gas margin for the first six months of 2001 increased by $11 million, or 14.3 percent, compared with the first six months of 2000. Cooler winter temperatures increased gas sales in the first six months of 2001, increasing gas revenues by approximately $26 million and gas margins by approximately $9 million.

Non-Fuel Operating Expense and Other Costs

    Regulated Other Operating and Maintenance Expense increased by approximately $11 million, or 3.0 percent, for the first six months of 2001, compared with the first six months of 2000. The change is largely due to timing of plant outages.

    Depreciation and Amortization Expense increased by approximately $5 million, or 3.3 percent, for the first six months of 2001, compared with the first six months of 2000, primarily due to increased capital additions to utility plant.

    Interest expense decreased by approximately $16 million, or 27.1 percent, for the first six months of 2001, compared with the first six months of 2000. The change is largely due to lower average debt levels and lower short-term interest rates.

NSP-WISCONSIN'S MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

    NSP-Wisconsin's net income was approximately $16.5 million for the first six months of 2001, compared with approximately $16.8 million for the first six months of 2000.

Electric Utility Margins

    The following table details the change in electric revenue and margin. Electric production expenses tend to vary with the quantity of electricity required and changes in the unit costs of fuel and purchased power. The fuel and purchased power cost recovery mechanisms of the Wisconsin and

Michigan jurisdictions do not allow for complete recovery of all expenses and, therefore, dramatic changes in costs or periods of extreme temperatures can adversely affect earnings.

	Six months ended June 30
	2001	2000
	(Millions of dollars)
Electric retail, firm wholesale and other revenue	$218	$205
Short-term wholesale revenue	0	0

Total electric utility revenue	218	205
Electric retail and firm wholesale fuel and purchased power	120	106
Short-term wholesale fuel and purchased power	0	0

Total electric utility fuel and purchased power	120	106
Electric retail, firm wholesale and other margin	98	99
Short-term wholesale margin	0	0

Total electric utility margin	$98	$99

    Electric revenue increased by approximately $13 million, or 6.5 percent, in the first six months of 2001, compared with the first six months of 2000. Revenue increased primarily because of rate and cost-sharing mechanisms that passed some of the effects of higher electricity production costs to NSP-Wisconsin's customers. The amount of electricity sold was essentially the same, even though weather during the first six months of 2001 was more favorable for electricity sales than it was during the first six months of 2000. The primary causes of the increase in production expenses were higher generating plant fuel costs and greater and more expensive purchases of power from other parties.

Gas Utility Margins

    The following table details the change in gas revenue and margin. The cost of gas tends to vary with amount of gas purchased and unit cost of gas purchases. However, purchased gas cost recovery mechanisms allow NSP-Wisconsin to pass through changes in the cost of natural gas to retail customers, so fluctuations in the cost of gas have little affect on gas margin.

	Six months ended June 30
	2001	2000
	(Millions of dollars)
Gas revenue	$88	$53
Cost of gas purchased and transported	(70)	(38)

Gas margin	$18	$15

    Natural gas revenue for the first six months of 2001 increased by $35 million, or 63.9 percent, over the first six months of 2000, mostly due to recovery of the higher natural gas costs for the first six months of 2001. Gas revenue and margin also increased due to more favorable weather conditions, which increased the amount of gas sold.

Non-Fuel Operating Expense and Other Costs

    Interest charges were $1.5 million greater during the first six months of 2001 than they were during the first six months of 2000. The increase was primarily because $80 million of new debt had been issued in October 2000 and part of the proceeds had been used to pay off short-term debt owed to NSP-Minnesota.

PSCo'S MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

    PSCo's net income was approximately $173.7 million for the first six months of 2001, compared with approximately $129.7 million for the first six months of 2000.

Postemployment Benefits

    Earnings for the second quarter of 2001 were decreased due to a Colorado Supreme Court decision that resulted in a pretax write-off of $23 million of a regulatory asset related to deferred postemployment benefit costs at PSCo. For more information, see Note 2 to the Financial Statements.

Electric Utility Margins

    The following table details the change in electric revenue and margin. Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Electric margins reflect the impact of sharing of energy costs and savings relative to a target cost per delivered kilowatt-hour and certain trading margins under the incentive cost adjustment (ICA). In addition to the ICA, PSCo has other adjustment clauses that allow certain costs to be passed through to retail customers. The Qualifying Facilities Capacity Cost Adjustment (QFCCA) provides for recovery of purchased capacity costs from certain Qualifying Facilities projects not otherwise reflected in base electric rates. The fuel clause cost recovery does not allow for complete recovery of all variable production expenses and higher costs can adversely affect earnings.

	Six months ended June 30
	2001	2000
	(Millions of dollars)
Electric retail and firm wholesale revenue	$812	$759
Short-term wholesale revenue	388	75

Total electric utility revenue	1,200	834
Electric retail and firm wholesale fuel and purchased power	391	337
Short-term wholesale fuel and purchased power	293	59

Total electric utility fuel and purchased power	684	396
Electric retail and firm wholesale margin	421	422
Short-term wholesale margin	95	16

Total electric utility margin	$516	$438

    Electric revenue increased by approximately $366 million, or 43.9 percent, in the first six months of 2001, compared with the first six months of 2000. Electric margin increased by approximately $78 million, or 17.8 percent, in the first six months of 2001, compared with the first six months of 2000. Retail margin was flat for the first six months of 2001. More favorable temperatures during the first six months of 2001 increased retail revenue by approximately $10 million and retail margin by approximately $6 million. Increases in retail margin due to sales growth and more favorable weather conditions were offset by increased fuel and purchased power costs, which are not completely recoverable from customers in Colorado due to various sharing mechanisms. Retail revenue and margin were reduced by approximately $6 million for the first six months of 2001, due to a rate reduction in Colorado agreed to as part of the Xcel Energy merger approval process.

    Short-term wholesale revenue and margin increased due to the expansion of the wholesale marketing operations and favorable market conditions, including strong prices in the western markets, particularly before the establishment of price caps. It is not expected that short-term wholesale margins in the second half of 2001 will be as strong, due to a decline in the forward price curve.

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

	Six months ended June 30
	2001	2000
	(Millions of dollars)
Gas revenue	$833	$410
Cost of gas purchased and transported	(665)	(261)

Gas margin	$168	$149

    Gas revenue for the first six months of 2001 increased by approximately $423 million, or 103 percent, compared with the first six months of 2000, due to recovery of the higher cost of gas and sales growth. Gas margin for the first six months of 2001 increased by approximately $19 million, or 12.8 percent, compared with the first six months of 2000. More favorable temperatures during the first six months of 2001 increased gas revenue by approximately $40 million and gas margin by approximately $12 million.

Electric Trading Margins

    Trading revenues and cost of sales do not include the revenue and production costs associated with energy produced from generation assets or energy and capacity purchased to serve native load. The following table details the changes in electric trading revenue and margin. Trading margins reflect the impact of the sharing of certain trading margins under the ICA.

	Six months ended June 30
	2001	2000
	(Millions of dollars)
Trading revenue	$720	$147
Trading cost of sales	(690)	(133)

Trading margin	$30	$14

    Trading revenue increased by approximately $573 million and trading margin increased by approximately $16 million for the first six months of 2001, compared with the first six months of 2000. The increase in trading revenue and margin is a result of the expansion of PSCo's electric trading operation and favorable market conditions, including strong prices in the western markets, particularly before the establishment of price caps. It is not expected that trading margins in the second half of 2001 will be as strong, due to a decline in the forward price curve. The trading revenue and margin were reduced under the provisions of the JOA for the operating utilities of Xcel Energy. The JOA requires certain PSCo trading margins to be shared with NSP-Minnesota and SPS and was approved and placed into effect by the FERC as part of the NSP/NCE Merger in August 2000.

Non-Fuel Operating Expense and Other Costs

    Regulated Other Operation and Maintenance Expense increased by approximately $19.2 million, or 10.1 percent, for the first six months of 2001, compared with the first six months of 2000. The change is largely due to increased costs due to customer growth.

    Depreciation and Amortization Expense increased by approximately $14 million, or 13.7 percent, for the first six months of 2001, compared with the first six months of 2000, primarily due to increased amortization costs of software and increased capital additions to utility plant.

    Interest expense decreased by approximately $13.8 million, or 19.0 percent, for the first six months of 2001, compared with the first six months of 2000. The decrease was primarily due to the maturity of certain First Mortgage Bonds and secured medium term notes. In addition, capitalized interest increased in the first six months of 2001.

    Other income and expense for the first six months of 2001 includes a gain on the sale of the Boulder Hydro facility. In March 2001, PSCo sold its Boulder Hydro facility in Colorado and recorded a gain of approximately $11 million (before tax) on this transaction. The gain on this sale has been shared with customers due to its inclusion in the PSCo Electric Earnings Test in Colorado.

SPS' MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

    SPS' net income was approximately $46.4 million for the first six months of 2001, compared with approximately $33.2 million for the first six months of 2000.

Extraordinary Item—Electric Utility Restructuring

    In the second quarter of 2000, SPS discontinued regulatory accounting under SFAS 71 for the generation portion of its business due to the issuance of a written order by the Public Utilities Commission of Texas (PUCT) in May 2000, addressing the implementation of electric utility restructuring. During the second quarter of 2000, SPS wrote off its generation-related regulatory assets and other deferred costs totaling approximately $19.3 million. This resulted in an after-tax extraordinary charge of approximately $13.7 million. For more information on restructuring, including the reapplication of regulatory accounting under SFAS 71, see Note 4 to the Financial Statements.

Electric Utility Margins

    The following table details the change in electric revenue and margin. Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Fuel and purchased power costs are recoverable in SPS' Texas jurisdiction through a fixed fuel factor, which is included in rates. In the New Mexico retail jurisdiction, fuel and purchased energy costs are adjusted through a fuel clause and a fixed annual factor. In all other jurisdictions, SPS currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment clauses. Due to these fuel clause cost recovery mechanisms for retail customers and the ability to vary wholesale prices with changing market conditions, most fluctuations in energy costs do not affect electric margin. However, the fuel clause cost recovery does not allow for complete recovery of all variable production expenses and, therefore, higher costs can adversely affect earnings.

	Six months ended June 30
	2001	2000
	(Millions of dollars)
Electric retail, firm wholesale and other revenue	$699	$469
Short-term wholesale revenue	2	4

Total electric utility revenue	701	473
Electric retail and firm wholesale fuel and purchase power	451	231
Short-term wholesale fuel and purchase power	1	3

Total electric utility fuel and purchase power	452	234
Electric retail, firm wholesale and other margin	248	238
Short-term wholesale margin	1	1

Total electric utility margin	$249	$239

    Electric revenue increased by approximately $228 million, or 48.2 percent, for the first six months of 2001, compared with the first six months of 2000. Electric margin increased by approximately $10 million, or 4.2 percent, for the first six months of 2001, compared with the first six months of 2000. Electric revenues increased for the first six months of 2001, compared with the first six months of 2000, largely due to increased recovery of fuel and purchased power costs, particularly the increased cost of natural gas generation. More favorable temperatures during the first six months of 2001 increased retail revenue by approximately $21 million and retail margin by approximately $10 million. Retail revenue and margin were reduced by approximately $3 million for the first six months of 2001, due to rate reductions in Texas and New Mexico agreed to as part of the merger approval process.

Non-Fuel Operating Expense and Other Costs

    Regulated Other Operation and Maintenance Expense increased by approximately $8.8 million, or 11.5 percent, for the first six months of 2001, compared with the first six months of 2000. The change is largely due to increased transmission costs from the Southwest Power Pool, (which are offset by increased electric revenue).

    Depreciation and Amortization Expense increased by approximately $2.1 million, or 5.4 percent, for the first six months of 2001, compared with the first six months of 2000, primarily due to increased capital additions to utility plant.

    Interest expense decreased by approximately $2.2 million, or 8.1 percent, for the first six months of 2001, compared with the first six months of 2000. The change is largely due to lower interest expense due to a shift to more short-term debt and less long-term debt. In addition, capitalized interest increased in the first six months of 2001.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

    In the normal course of business, various lawsuits and claims have arisen against the Utility Subsidiaries of Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4 and 5 of the Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of NSP-Minnesota's, NSP-Wisconsin's, PSCo's and SPS' 2000 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Utility Subsidiaries of Xcel Energy and there have been no notable changes in the previously reported proceedings, except as set forth below.

NSP-Minnesota

    Light Rail Transit (LRT)—On Feb. 16, 2001, NSP-Minnesota filed a suit in the United States District Court in Minneapolis, against the Minnesota Metropolitan Council, Minnesota Department of Transportation, State of Minnesota and the Federal Transit Administration to prevent pave-over of NSP-Minnesota's underground facilities during construction of the LRT system. NSP-Minnesota is also seeking recovery of relocation expenses. State defendants countersued, seeking delay damages and a $330 million surety bond. On May 24, 2001, the District Court issued a preliminary injunction requiring NSP-Minnesota to commence the relocation project and to cooperate with defendants. NSP-Minnesota immediately commenced design engineering for the relocation project in compliance with the preliminary injunction. Xcel Energy has appealed the Judge's Order to relocate. This matter is at the very early stages of litigation. NSP-Minnesota denies the merits of the defendants' countersuits and intends to vigorously defend against their claims.

NSP-Wisconsin

    Stubrud Case—On Sept. 25, 2000, NSP-Wisconsin was served with a complaint in Eau Claire County Circuit Court on behalf of Claron and Janice Stubrud. The complaint alleged that stray voltage from NSP-Wisconsin's system harmed their dairy herd resulting in lost milk production, lost profits and income, property damage, and injury to their dairy herd. The complaint also alleges that NSP-Wisconsin acted willfully and wantonly, entitling plaintiffs to treble damages. The plaintiffs allege farm damages of approximately $3.8 million. A ten-day trial commencing December 2, 2002, has been scheduled.

PSCo

    Craig Station—In 1996, a conservation organization filed a complaint in the U. S. District Court pursuant to provisions of the Clean Air Act against the joint owners of the Craig Steam Electric Generating Station, located in western Colorado. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and PSCo owns an undivided interest in each of two units at the station, totaling approximately 9.7 percent. In October 2000, the parties, the EPA and the Colorado Department of Public Health and Environment (CDPHE) reached an agreement in principle resolving all air quality matters related to the facility. The final agreement was negotiated during the fourth quarter of 2000 and was filed with the court on Jan. 10, 2001. The final agreement requires the installation of additional emission control equipment at a cost of approximately $105 million (based on an estimate from Tri-State). The equipment will be installed over a period of several years. In addition, the settlement requires the defendants collectively to pay a civil penalty of $500,000 and to contribute $1.5 million to fund conservation activities. The contribution to conservation activities will be refunded if the plant achieves a specified level of emissions control. The agreement became enforceable after approval by the court on March 19, 2001.

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

(b)  Reports on Form 8-K

    The following reports on Form 8-K were filed either during the three months ended June 30, 2001, or between June 30, 2001, and the date of this report:

NSP-Minnesota

    June 28, 2001 (filed July 17, 2001) Item 5: Other Events. Re: Disclosure of reversal of MPUC decision to deny recovery of NSP-Minnesota's conservation incentives.

NSP-Wisconsin

    None.

PSCo

    July 2, 2001 (filed July 17, 2001) Item 5: Other Events. Re: Colorado Supreme Court decision denying PSCo recovery of deferred costs for employees' postemployment benefits.

SPS

    June 15, 2001 (filed June. 22, 2001)—Item 5 and 7. Other Events and Exhibits. Re: Disclosure of delay for restructuring in SPS' service territory.

NORTHERN STATES POWER CO. (A MINNESOTA CORPORATION) SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 14, 2001.

NORTHERN STATES POWER CO. (a Minnesota corporation) (Registrant)
/s/ DAVID E. RIPKA
David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE
Edward J. McIntyre Vice President and Chief Financial Officer

NORTHERN STATES POWER CO. (A WISCONSIN CORPORATION) SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 14, 2001.

NORTHERN STATES POWER CO. (a Wisconsin corporation) (Registrant)
/s/ DAVID E. RIPKA
David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE
Edward J. McIntyre Vice President and Chief Financial Officer

PUBLIC SERVICE CO. OF COLORADO SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 14, 2001.

PUBLIC SERVICE CO. OF COLORADO (Registrant)
/s/ DAVID E. RIPKA
David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE
Edward J. McIntyre Vice President and Chief Financial Officer

SOUTHWESTERN PUBLIC SERVICE CO.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 14, 2001.

SOUTHWESTERN PUBLIC SERVICE CO. (Registrant)
/s/ DAVID E. RIPKA
David E. Ripka Vice President and Controller
/s/ EDWARD J. MCINTYRE
Edward J. McIntyre Vice President and Chief Financial Officer

QuickLinks

Table of Contents
PART 1. FINANCIAL INFORMATION
  Item 1. CONSOLIDATED FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Thousands of Dollars)
NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of Dollars)
NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of Dollars)
NSP-WISCONSIN STATEMENTS OF INCOME (UNAUDITED) (Thousands of Dollars)
NSP-WISCONSIN STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of Dollars)
NSP-WISCONSIN BALANCE SHEETS (UNAUDITED) (Thousands of Dollars)
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (Thousands of Dollars)
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of Dollars)
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Thousands of Dollars)
SOUTHWESTERN PUBLIC SERVICE CO. STATEMENTS OF INCOME (UNAUDITED) (Thousands of Dollars)
SOUTHWESTERN PUBLIC SERVICE CO. STATEMENTS OF CASH FLOWS (UNAUDITED) (Thousands of Dollars)
SOUTHWESTERN PUBLIC SERVICE CO. BALANCE SHEETS (UNAUDITED) (Thousands of Dollars)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS
Part II. OTHER INFORMATION
  Item 1. LEGAL PROCEEDINGS
  Item 6. EXHIBITS AND REPORTS ON FORM 8-K
NORTHERN STATES POWER CO. (A MINNESOTA CORPORATION) SIGNATURES
NORTHERN STATES POWER CO. (A WISCONSIN CORPORATION) SIGNATURES
PUBLIC SERVICE CO. OF COLORADO SIGNATURES
SOUTHWESTERN PUBLIC SERVICE CO.