Form 10-Q
period 2005-06-30
NORTHERN STATES POWER CO
filed 2005-08-01
CIK 1123852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-31387

Northern States Power Company

(Exact name of registrant as specified in its charter)

Minnesota	41-1967505
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

414 Nicollet Mall, Minneapolis,
Minnesota	55401
(Address of principal executive	(Zip Code)
offices)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 1, 2005
Common Stock, $0.01 par value	1,000,000 shares

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

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Electric utility	$741,305	$587,083	$1,359,882	$1,189,404
Natural gas utility	107,757	92,424	427,325	401,472
Other	5,503	6,869	10,829	14,732
Total operating revenues	854,565	686,376	1,798,036	1,605,608

Operating expenses:
Electric fuel and purchased power	334,734	212,476	577,876	428,756
Cost of natural gas sold and transported	81,037	70,309	339,736	317,154
Other operating and maintenance expenses	240,729	209,314	461,471	416,809
Depreciation and amortization	95,823	82,333	190,224	164,499
Taxes (other than income taxes)	32,093	34,241	67,317	68,054
Total operating expenses	784,416	608,673	1,636,624	1,395,272

Operating income	70,149	77,703	161,412	210,336

Other income:
Interest income and other income, net of nonoperating expenses (see Note 5)	1,350	197	1,487	64
Allowance for funds used during construction – equity	3,940	4,739	8,210	8,454
Total other income	5,290	4,936	9,697	8,518

Interest charges and financing costs:
Interest charges – net of amounts capitalized, includes other financing costs of $1,825, $2,192, $3,715 and $4,497, respectively	36,731	35,474	72,755	71,070
Allowance for funds used during construction – debt	(2,919)	(2,993)	(6,029)	(5,727)
Total interest charges and financing costs	33,812	32,481	66,726	65,343

Income before income taxes	41,627	50,158	104,383	153,511
Income taxes	11,894	15,895	33,023	50,891
Net income	$29,733	$34,263	$71,360	$102,620

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$71,360	$102,620
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	196,367	170,840
Nuclear fuel amortization	19,590	22,948
Deferred income taxes	(2,569)	7,564
Amortization of investment tax credits	(3,306)	(3,575)
Allowance for equity funds used during construction	(8,210)	(8,454)
Write-down of assets	3,258	—
Change in accounts receivable	(17,935)	27,654
Change in accounts receivable from affiliates	(30,088)	26,256
Change in inventories	36,119	7,452
Change in other current assets	(59,101)	40,609
Change in accounts payable	(5,603)	(53,559)
Change in other current liabilities	(56,209)	3,665
Change in other noncurrent assets	(11)	12,173
Change in other noncurrent liabilities	51,868	18,802
Net cash provided by operating activities	195,530	374,995

Investing activities:
Capital/construction expenditures	(362,113)	(261,407)
Allowance for equity funds used during construction	8,210	8,454
Advances to affiliates	2,400	—
Investments in external decommissioning fund	(40,291)	(40,289)
Other investments — net	(4,728)	(1,092)
Net cash used in investing activities	(396,522)	(294,334)

Financing activities:
Short-term repayments — net	(90,000)	(58,000)
Proceeds from issuance of long-term debt	220,211	—
Repayment of long-term debt, including reacquisition premiums	(7,607)	(55)
Capital contribution from parent	209,686	58,117
Dividends paid to parent	(107,704)	(106,147)
Net cash provided by (used in) financing activities	224,586	(106,085)

Net increase in cash and cash equivalents	23,594	(25,424)
Cash and cash equivalents at beginning of period	6,234	82,015
Cash and cash equivalents at end of period	$29,828	$56,591

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$59,706	$58,029
Cash paid for income taxes (net of refunds received)	$84,687	$(25,250)

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30, 2005	Dec. 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$29,828	$6,234
Notes receivable from affiliates	29,100	31,500
Accounts receivable — net of allowance for bad debts: $11,073 and $7,845, respectively	314,265	296,331
Accounts receivable from affiliates	38,438	8,350
Accrued unbilled revenues	205,709	172,512
Materials and supplies inventories at average cost	95,490	96,953
Fuel inventory — at average cost	26,458	31,483
Natural gas inventory — at average cost	26,058	55,689
Derivative instrument valuation - at market	185,654	62,272
Prepayments and other	37,061	32,719
Total current assets	988,061	794,043
Property, plant and equipment, at cost:
Electric utility plant	7,848,883	7,586,873
Natural gas utility plant	801,863	778,256
Construction work in progress	374,846	438,474
Other	485,808	406,229
Total property, plant and equipment	9,511,400	9,209,832
Less accumulated depreciation	(4,333,236)	(4,175,557)
Nuclear fuel — net of accumulated amortization: $1,164,817 and $1,145,228, respectively	97,561	74,308
Net property, plant and equipment	5,275,725	5,108,583
Other assets:
Nuclear decommissioning fund investments	980,762	918,442
Other investments	28,471	24,039
Regulatory assets	579,704	476,485
Prepaid pension asset	370,627	361,446
Derivative instrument valuation - at market	110,421	234,509
Other	50,546	47,968
Total other assets	2,120,531	2,062,889
Total assets	$8,384,317	$7,965,515
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$74,682	$82,185
Short-term debt	—	90,000
Accounts payable	253,480	287,531
Accounts payable to affiliates	51,461	23,013
Taxes accrued	96,188	147,144
Accrued interest	46,862	42,998
Dividends payable to parent	52,969	53,033
Derivative instrument valuation - at market	42,034	58,366
Other	59,731	51,560
Total current liabilities	677,407	835,830
Deferred credits and other liabilities:
Deferred income taxes	782,310	785,046
Deferred investment tax credits	55,810	59,119
Regulatory liabilities	976,248	944,364
Asset retirement obligations	1,125,974	1,091,089
Derivative instrument valuation - at market	343,449	246,872
Benefit obligations and other	162,064	136,131
Total deferred credits and other liabilities	3,445,855	3,262,621

Long-term debt	1,860,322	1,859,737
$350 million, 5-year, unsecured credit facility, weighted average interest rate of 4.01% at June 30, 2005	220,000	—
Common stock — authorized 5,000,000 shares of $0.01 par value, outstanding 1,000,000 shares	10	10
Premium on common stock	1,233,063	1,023,377
Retained earnings	947,660	983,940
Total common stockholder’s equity	2,180,733	2,007,327
Commitments and contingencies (see Note 3)
Total liabilities and equity	$8,384,317	$7,965,515

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2005, and Dec. 31, 2004; the results of its operations for the three and six months ended June 30, 2005 and 2004; and its cash flows for the six months ended June 30, 2005 and 2004. Due to the seasonality of electric and natural gas sales of NSP-Minnesota, quarterly results are not necessarily an appropriate base from which to project annual results.

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

Reclassifications — Certain items in the statement of income for the three and six months ended June 30, 2004 have been reclassified to conform to the 2005 presentation.  These reclassifications had no effect on net income.

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

Xcel Energy filed the required analysis applying the FERC’s two indicative screens on behalf of itself and NSP-Minnesota with the FERC on Feb. 7, 2005.  This analysis demonstrated that NSP-Minnesota passed the pivotal supplier analysis in its own control area and all adjacent markets, but failed the market share analysis in its own control area, and in the case of NSP-Minnesota and NSP-Wisconsin, which jointly operate a single control area and accordingly are analyzed as one company, in certain adjacent markets.  Numerous parties filed interventions and requested that FERC set the analysis for hearing.  Certain parties asked the FERC to revoke the market-based rate authority of NSP-Minnesota.

On June 2, 2005, the FERC issued an order regarding the market-based rate authority application. Because of the commencement of the Midwest Independent Transmission System Operator, Inc. (MISO) Day 2 market and the FERC’s decision consistent with other precedent to analyze NSP-Minnesota and NSP-Wisconsin as part of that larger market, FERC authorized continuation of NSP-Minnesota’s and NSP-Wisconsin’s market-based rate authority.  However, the FERC required that Xcel Energy make a compliance filing providing information, including information regarding the FERC’s affiliate abuse component of its market power analysis and the allegations regarding that component made by an intervenor within 30 days of the date of issuance of its order.  The latter compliance filing was submitted on July 5, 2005.

Independent Transmission System Operators

MISO Operations — In August 2000, NSP-Minnesota and NSP-Wisconsin joined the MISO. In December 2001, the FERC approved the MISO as the first regional transmission organization (RTO) in the United States under FERC Order No. 2000. On Feb. 1, 2002, the MISO began interim operations, including regional transmission tariff administration services for the NSP-Minnesota and NSP-Wisconsin electric transmission system.  In 2002, NSP-Minnesota and NSP-Wisconsin received all required regulatory approvals to transfer functional control of their high voltage (100 kilovolts and above) transmission systems to the MISO. The MISO membership grants MISO functional control over the operations of these facilities.  MISO also provides reliability coordination services for the facilties of certain neighboring electric ultities.

MISO initiated the Day 2 wholesale market on April 1, 2005, including locational marginal pricing.  While it is anticipated that the Day 2 market will provide short-term efficiencies through a region-wide generation dispatch and increased reliability, as well as long-term benefits through dispatch of power from the most cost-effective sources of generation or transmission, there are costs associated with Day 2.  To date, the information systems required to operate the market have performed satisfactorily.  However, during the initial days of operation, MISO centrally dispatched generation in a manner different than pre-market individual utility dispatch, with more dispatch of natural gas and oil fired peaking units for similar load and weather conditions.  MISO has stated that energy imports from coal and hydro generation located outside the MISO region were also substantially lower than in pre-market periods.  It is possible that these conditions are short-term implementation issues related to the complexity of centralized market operations and market participant inexperience.  In early April 2005, the FERC sent letters to several MISO market participants, including NSP-Minnesota, with questions regarding generation price offers submitted to MISO in comparison to reference prices calculated by the MISO independent market monitor.  NSP-Minnesota submitted a timely response to the FERC letter. On July 21, 2005, the FERC announced it was closing its investigation of the offers.  NSP-Minnesota does not expect any further FERC follow-up regarding the reference price calculations.  NSP-Minnesota and other market participants are actively working with MISO, the independent market monitor and the FERC to resolve Day 2 market implementation issues such as dispatch methods and settlement calculation details.  NSP-Minnesota is also considering its regulatory and other options if the initial market operation issues continue.

New business processes, systems and internal controls over financial reporting were planned and implemented by NSP-Minnesota and MISO during the second quarter of 2005 to conduct business within the MISO Day 2 market.  NSP-Minnesota continues to validate these changes and to review the energy costs and revenues determined by MISO.  NSP-Minnesota and other market participants have disputed certain transactions, some of which are discussed above, and the resolution of these items could impact NSP-Minnesota’s results of operations.

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

In addition, in March 2005, NSP-Minnesota filed similar petitions with the North Dakota Public Service Commission (NDPSC) and the South Dakota Public Utilities Commission (SDPUC) proposing changes to allow recovery of the applicable North Dakota and South Dakota jurisdictional portions of all net costs associated with implementation of the MISO Day 2 market, to be effective April 1, 2005.  The SDPUC approved the proposed tariff changes effective April 1, 2005, as requested.  The NDPSC granted interim recovery through the FCA beginning April 1, 2005, but similar to the decision of the MPUC conditioned the relief as being subject to refund until the merits of the case are determined.  A decision on the merits is expected later in 2005.

MISO Arbitration — In March 2005, an arbitrator issued a decision in the arbitration between American Transmission Company, LLC (ATC) and the MISO regarding the distribution of approximately $11.5 million of transmission service revenues related to certain transmission service reservations under the MISO open access transmission tariff.  This was the first arbitration conducted under the dispute resolution procedures of the MISO agreement.  NSP-Minnesota participated in the proceeding in support of the MISO position that the revenue distribution to ATC was erroneous and the revenues should instead be shared among all MISO transmission owners retroactive to Feb. 1, 2002, when the error occurred.  The arbitrator ruled the revenue distribution should be corrected, but prospective from Aug. 1, 2004.  A refund retroactive to Aug. 1, 2004 results in a refund of approximately $0.8 million to NSP-Minnesota and NSP-Wisconsin.  The proceeds were received in March 2005.  No party has requested FERC review of the award, so NSP-Minnesota believes the matter is now complete.

Wisconsin Public Service Corp. Complaints  — In December 2004, Wisconsin Public Service Corp. (WPS) filed a complaint against MISO at FERC alleging that MISO improperly awarded NSP-Minnesota certain financial transmission rights under the MISO energy markets tariff for certain partial path transmission services.  NSP-Minnesota intervened and protested the complaint.  The partial path transmission rights had also been the subject of a prior complaint by WPS in 2003 that FERC denied, a decision WPS appealed.  In late April 2005, FERC dismissed the 2004 WPS complaint, but the D.C. Circuit Court of Appeals vacated and remanded the 2003 complaint order to FERC.  In June 2005, WPS, MISO and NSP-Minnesota reached a settlement of the disputed matters.  On July 22, 2005, the FERC issued an order approving the settlement.  The settlement resolves the uncertainty related to the regulatory litigation and is expected to have a positive impact on 2005 results.

Other Regulatory Matters

Natural Gas Rate Case — In September 2004, NSP-Minnesota filed a natural gas rate case for its Minnesota retail customers, seeking a rate increase of $9.9 million, based on a return on equity of 11.5 percent.  Interim rates collecting $6.4 million per year were implemented Dec. 1, 2004, subject to refund.

On April 19, 2005, NSP-Minnesota and the Department of Commerce filed with an administrative law judge and the MPUC an offer of settlement related to the natural gas rate case.  The settlement agreement includes an annual rate increase of $5.8 million, based on a return on equity of 10.4 percent.  The settlement also reflects an increase in the residential customer charge from $6.50 to $8.00 per month.  The administrative law judge issued a report to the MPUC recommending approval of the settlement agreement.  The Office of the Attorney General filed exceptions to the report regarding the residential customer charge issue.  On July 21, 2005, the MPUC voted to approve the settlement agreement with one slight modification on the reconnection fee that does not impact the revenue deficiency.  A final order is expected by Aug. 22, 2005.

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

Energy Legislation —  The 2005 Minnesota Legislature passed and the Governor signed an Omnibus Energy Bill, effective July 1, 2005.  Among other things, the new law provides authority for the MPUC to approve rate rider recovery for transmission investments that have been approved through a certificate of need, the biennial transmission plan, or are associated with compliance with the state’s Renewable Energy Objective.  The statute provides that the rate rider may include recovery of the revenue requirement associated with qualifying projects, including a current return on construction work in progress.  NSP-Minnesota is currently preparing a filing to the MPUC for approval of a new tariff to implement this statute.

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

Clean Air Interstate and Mercury Rules — In March 2005, the Environmental Protection Agency (EPA) issued two significant new air quality rules.  The Clean Air Interstate Rule (CAIR) further regulates sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions, and the Clean Air Mercury Rule regulates mercury emissions from power plants for the first time.

The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Minnesota.  When fully implemented, CAIR will reduce SO2 emissions in 28 eastern states and the District of Columbia by over 70 percent and NOx emissions by over 60 percent from 2003 levels. It is designed to address the transportation of fine particulates, ozone and emission precursors to non-attainment downwind states.  CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions.  Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOX that will result in significant emission reductions.  It will be based on stringent emission controls and forms the basis for a cap-and-trade program.  State emission budgets or caps decline over time.  States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

In addition, Minnesota and Wisconsin will be included in CAIR, and Xcel Energy has generating facilities that will be impacted in these states.  Preliminary estimates of capital expenditures associated with compliance with CAIR in Minnesota and Wisconsin range from $30 million to $40 million.  Xcel Energy is not challenging CAIR in these states.

There is uncertainty concerning implementation of CAIR.  States are required to develop implementation plans within 18 months and have a significant amount of discretion in the implementation details.  Legal challenges to CAIR rules could alter their requirements and/or schedule.  The uncertainty associated with the final CAIR rules makes it difficult to project the ultimate amount and timing of capital expenditure and operating expenses.

While NSP-Minnesota expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives.  NSP-Minnesota believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

The EPA’s Clean Air Mercury Rule also uses a national cap-and-trade system and is designed to achieve a 70 percent reduction in mercury emissions.  It affects all coal- and oil-fired generating units across the country greater than 25 megawatts.  Compliance with this rule also occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018.  States will be allocated mercury allowances based on their baseline heat input relative to other states and by coal type.  Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state.  NSP-Minnesota is evaluating the impact of the Clean Air Mercury Rule and is currently unable to estimate the cost.

Federal Clean Water Act — The federal Clean Water Act addresses the environmental impacts of cooling water intakes. In July 2004, the EPA published phase II of the rule that applies to existing cooling water intakes at steam-electric power plants. The rule will require NSP-Minnesota to perform additional environmental studies at seven power plants in Minnesota to determine the impact the facilities may be having on aquatic organisms vulnerable to injury.  If the studies determine the plants are not meeting the new performance standards established by the phase II rule, physical and/or operational changes may be required at these plants.  It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved. Preliminary cost estimates range from less than $1 million at some plants to more than $10 million at others, depending on site-specific circumstances. Based on the limited information available, total capital costs to the NSP System are estimated at approximately $31 million.  After costs are shared through the Interchange Agreement, NSP-Minnesota’s estimated cost is $26 million.  Actual costs may be significantly higher or lower depending on issues such as the resolution of outstanding third-party legal challenges to the rule.

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

Other Contingencies

The circumstances set forth in Notes 11 and 12 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 and Note 2 of this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference.

4. Derivative Valuation and Financial Impacts

NSP-Minnesota records all derivative instruments on the balance sheet at fair value unless exempted as a normal purchase or sale. Changes in non-exempt derivative instrument’s fair value are recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to be reflected in Other Comprehensive Income or to offset related results of the hedged item in the statement of income, to the extent effective. SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

NSP-Minnesota records the fair value of its derivative instruments in its Consolidated Balance Sheet as a separate line item identified as Derivative Instruments Valuation for assets and liabilities, as well as current and noncurrent.

Cash Flow Hedges

NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices and interest rates. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income.

At June 30, 2005, NSP-Minnesota had various commodity-related contracts designated as cash flow hedges extending through March 2006.  The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale. As of June 30, 2005, NSP-Minnesota had no amounts accumulated in Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle. However, due to the volatility of commodities markets, the value in Other Comprehensive Income will likely change prior to its recognition in earnings.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for natural gas purchased for resale are recorded as a component of natural gas costs and interest rate hedging transactions are recorded as a component of interest expense. NSP-Minnesota is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the second quarter of 2005.

The impact of the components of hedges on NSP-Minnesota’s Other Comprehensive Income, included as a component of stockholder’s equity, are detailed in the following table:

	Six months ended June 30,
(Millions of dollars)	2005	2004

Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$—	$—
After-tax net unrealized gains related to derivatives accounted for as hedges	—	0.2
After-tax net realized losses on derivative transactions reclassified into earnings	—	(0.2)
Accumulated other comprehensive income related to cash flow hedges at June 30	$—	$—

Derivatives Not Qualifying for Hedge Accounting

NSP-Minnesota has commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Consolidated Statement of Income. The results of these transactions are reported on a net basis within Operating Revenues on the Consolidated Statement of Income.

NSP-Minnesota also enters into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment.  These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS No. 133.

Normal Purchases or Normal Sales Contracts

NSP-Minnesota enters into contracts for the purchase and sale of various commodities for use in its business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from the fair value reporting requirements of SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet these requirements are documented and exempted from the accounting and reporting requirements of SFAS No. 133.

NSP-Minnesota evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the derivative contracts entered into within the commodity trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

5. Detail of Interest and Other Income, Net of Nonoperating Expenses

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consists of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2005	2004	2005	2004
Interest income	$1,908	$1,609	$3,403	$3,239
Equity income (loss) in unconsolidated affiliates	75	(64)	164	(46)
Other nonoperating income	857	489	886	497
Loss on the sale of assets	(146)	(272)	(292)	(727)
Other nonoperating expenses	(1,344)	(1,565)	(2,674)	(2,899)
Total interest and other income, net of nonoperating expenses	$1,350	$197	$1,487	$64

6. Segment Information

NSP-Minnesota has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment; commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2005
Revenues from:
External customers	$741,305	$107,757	$5,503	$—	$854,565
Internal customers	(103)	3,499	—	(3,396)	—
Total revenue	741,202	111,256	5,503	(3,396)	854,565
Segment net income	$32,244	$(2,674)	$163	$—	$29,733

Three months ended June 30, 2004
Revenues from:
External customers	$587,083	$92,424	$6,869	$—	$686,376
Internal customers	181	1,814	—	(1,995)	—
Total revenue	587,264	94,238	6,869	(1,995)	686,376
Segment net income	$37,699	$(5,376)	$1,940	$—	$34,263

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2005
Revenues from:
External customers	$1,359,882	$427,325	$10,829	$—	$1,798,036
Internal customers	175	4,507	—	(4,682)	—
Total revenue	1,360,057	431,832	10,829	(4,682)	1,798,036
Segment net income	$48,376	$20,529	$2,455	$—	$71,360

Six months ended June 30, 2004
Revenues from:
External customers	$1,189,404	$401,472	$14,732	$—	$1,605,608
Internal customers	379	3,916	—	(4,295)	—
Total revenue	1,189,783	405,388	14,732	(4,295)	1,605,608
Segment net income	$82,205	$15,375	$5,040	$—	$102,620

7. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2005	2004	2005	2004

Net income	$29.7	$34.3	$71.4	$102.6
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 4)	—	(0.2)	—	0.2
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 4)	—	0.3	—	(0.2)
Other comprehensive loss	—	0.1	—	—
Comprehensive income	$29.7	$34.4	$71.4	$102.6

The accumulated comprehensive income in stockholder’s equity at June 30, 2005 and 2004, relates to valuation adjustments on NSP-Minnesota’s derivative financial instruments and hedging activities and the mark-to-market components of NSP-Minnesota’s marketable securities.

8. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$12,980	$13,124	$1,599	$1,425
Interest cost	39,496	44,499	13,663	13,402
Expected return on plan assets	(69,484)	(79,307)	(6,267)	(6,351)
Amortization of transition (asset) obligation	—	(2)	3,644	3,590
Amortization of prior service cost (credit)	7,496	7,405	(544)	(540)
Amortization of net (gain) loss	(39)	(2,577)	6,460	5,276
Net periodic benefit cost (credit)	(9,551)	(16,858)	18,555	16,802
Settlements and curtailments	—	703	—	—
Credits not recognized due to the effects of regulation	6,500	8,568	—	—
Additional cost recognized due to the effects of regulation	—	—	973	972
Net benefit cost (credit) recognized for financial reporting	$(3,051)	$(7,587)	$19,528	$17,774

NSP-Minnesota
Net periodic benefit cost (credit)	$(6,281)	$(7,870)	$4,378	$2,968
Additional cost recognized due to the effects of regulation	6,500	8,568	—	—
Net benefit cost recognized for financial reporting	$219	$698	$4,378	$2,968

	Six months ended June 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$30,230	$29,474	$3,342	$3,050
Interest cost	80,492	82,674	27,530	26,302
Expected return on plan assets	(139,758)	(151,532)	(12,850)	(11,626)
Amortization of transition (asset) obligation	—	(4)	7,289	7,290
Amortization of prior service cost (credit)	15,018	15,006	(1,089)	(1,090)
Amortization of net (gain) loss	3,410	(7,718)	13,123	10,826
Net periodic benefit cost (credit)	(10,608)	(32,100)	37,345	34,752
Settlements and curtailments	—	703	—	—
Credits not recognized due to the effects of regulation	9,684	18,745	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,945
Net benefit cost (credit) recognized for financial reporting	$(924)	$(12,652)	$39,291	$36,697

NSP-Minnesota
Net periodic benefit cost (credit)	$(9,181)	$(18,576)	$8,785	$7,948
Additional cost recognized due to the effects of regulation	9,684	18,745	—	—
Net benefit cost recognized for financial reporting	$503	$169	$8,785	$7,948

9. Fuel and Supply Costs

Delivery of coal from the Powder River Basin region in Wyoming has been disrupted by train derailments and other operational problems purportedly caused by deteriorated rail track beds of approximately 100 miles in length in Wyoming. The BNSF Railway Co. (BNSF) and the Union Pacific Railroad (UPRR) jointly own the rail line. The BNSF operates and maintains the rail line. BNSF and UPRR have indicated that repair and reconstruction of the deteriorated sections of rail track beds may take the balance of the year.

While operations at NSP-Minnesota has not been significantly impacted by the reduced deliveries of coal from the Powder River Basin in Wyoming, NSP-Minnesota has implemented a mitigation plan to conserve existing coal supplies for the NSP System. This plan includes increased power purchases from third parties and, where practicable, an increased use of natural gas for electric generation to replace the coal-fired electric generation. Production costs for the NSP System are expected to increase as a result of implementation of the mitigation plan.

NSP-Minnesota’s retail electric rate schedules in the Minnesota, North Dakota and South Dakota jurisdictions include a fuel clause adjustment (FCA) to billings and revenues for changes in prudently incurred cost of fuel, fuel-related items and purchased energy. NSP-Minnesota is permitted to recover these costs through FCA mechanisms individually approved by the regulators in each jurisdiction. The FCA mechanisms allow NSP-Minnesota to bill customers for the cost of fuel and fuel-related costs used to generate electricity at its plants and energy purchased from other suppliers. In general, capacity costs are not recovered through the FCA. NSP-Minnesota’s electric wholesale customers also have a FCA provision in their contracts. NSP-Minnesota anticipates it will recover any increased costs resulting from its mitigation plan through the fuel cost adjustment.

10. Subsequent Event

On July 21, 2005, NSP-Minnesota issued $250 million of 5.25 percent first mortgage bonds, series due July 15, 2035. NSP-Minnesota added the net proceeds from the sale of the first mortgage bonds to its general funds and initially used the proceeds for general corporate purposes, which included the repayment of borrowings under its credit agreement incurred in connection with utility construction and operations.  NSP-Minnesota intends to apply a portion of those net proceeds to the repayment at maturity of $70,000,000 aggregate principal amount of  6.125 percent first mortgage bonds, series due Dec. 1, 2005; $2,330,000 aggregate principal amount of the Ramsey County, Minnesota and the County of Washington, Minnesota 4.0 percent Resource Recovery Refunding Revenue Bonds, Collateralized Series 1999 secured by a series of first mortgage bonds, due Dec. 1, 2005; and $2,300,000 aggregate principal amount of the County of Anoka, Minnesota 4.4 percent Resource Recovery Refunding Revenue Bonds, Series 1999 secured by a series of first mortgage bonds, due Dec. 1, 2005.

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

•                  Risks associated with implementation of new technologies; and

•                  Other business or investment considerations that may be disclosed from time to time in NSP-Minnesota’s SEC filings or in other publicly disseminated written documents.

Market Risks

NSP-Minnesota is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. Commodity price and interest rate risks for NSP-Minnesota are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2004.

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

RESULTS OF OPERATIONS

NSP-Minnesota’s net income was approximately $71.4 million for the first six months of 2005, compared with approximately $102.6 million for the first six months of 2004.

Electric Utility, Short-term Wholesale and Commodity Trading Margins

Electric fuel and purchased power expense tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers, most fluctuations in energy costs do not significantly affect electric utility margin.

NSP-Minnesota has two distinct forms of wholesale sales: short-term wholesale and commodity trading. Short-term wholesale refers to energy related purchase and sales activity and the use of certain financial instruments associated with the fuel required for and energy produced from NSP-Minnesota’s generation assets and energy and capacity purchased to serve native load.  Commodity trading is not associated with NSP-Minnesota’s generation assets or the energy or capacity purchased to serve native load.  Short-term wholesale and commodity trading activities are considered part of the electric utility segment.

Margins from commodity trading activity conducted at NSP-Minnesota are partially redistributed among Public Service Company of Colorado and Southwestern Public Service Company, both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC.  Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenue.  Commodity trading revenues are reported net of trading costs in the Consolidated Statements of Income.  Commodity trading costs include fuel, purchased power, transmission and other related costs.

The following table details base electric utility, short-term wholesale and commodity trading revenue and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Six months ended June 30, 2005
Electric utility revenue (excluding commodity trading)	$1,274	$85	$—	$1,359
Electric fuel and purchased power	(532)	(46)	—	(578)
Commodity trading revenue	—	—	85	85
Commodity trading costs	—	—	(84)	(84)
Gross margin before operating expenses	$742	$39	$1	$782
Margin as a percentage of revenue	58.2%	45.9%	1.2%	54.2%

Six months ended June 30, 2004
Electric utility revenue (excluding commodity trading)	$1,099	$90	$—	$1,189
Electric fuel and purchased power	(400)	(29)	—	(429)
Commodity trading revenue	—	—	70	70
Commodity trading costs	—	—	(69)	(69)
Gross margin before operating expenses	$699	$61	$1	$761
Margin as a percentage of revenue	63.6%	67.8%	1.4%	60.4%

The following summarizes the components of the changes in base electric revenue and base electric margin for the six months ended June 30:

Base Electric Revenue

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$17
Estimated impact of weather	13
Fuel and purchased power cost recovery	107
Non-fuel riders	7
Timing of summer rate implementation	(10)
Interchange agreement billing with NSP-Wisconsin	35
Transmission and other	6
Total base electric revenue increase	$175

Base Electric Margin

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$14
Estimated impact of weather	11
Non-fuel riders	7
Purchased capacity costs	4
Interchange agreement billing with NSP-Wisconsin	15
Timing of summer rate implementation	(10)
Transmission and other	2
Total base electric margin increase	$43

Short-term wholesale and commodity trading margins decreased approximately $22 million in the first six months of 2005 compared with the same period in 2004.  The decrease is due to the impact of higher trading volumes in the first six months of 2004 and a pre-existing contract, which contributed $17 million in the first quarter of 2004 and expired at that time.

Natural Gas Utility Margins — The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Six monthsended June 30,
(Millions of dollars)	2005	2004

Natural gas utility revenue	$427	$401
Cost of natural gas sold and transported	(340)	(317)
Natural gas utility margin	$87	$84

The following summarizes the components of the changes in natural gas revenue and margin for the six months ended June 30:

Natural Gas Revenue

(Millions of dollars)	2005 vs 2004

Estimated impact of weather on firm sales volume	$(8)
Off-system sales	(8)
Purchased gas adjustment clause recovery	39
Base rate changes	4
Transportation and other	(1)
Total natural gas revenue increase	$26

Natural Gas Margin

(Millions of dollars)	2005 vs 2004

Estimated impact of weather on firm sales volume	$(3)
Base rate changes	4
Transportation and other	2
Total natural gas margin increase	$3

Non-Fuel Operating Expense and Other Costs

The following summarizes the components of the changes in other utility operating and maintenance expense for the six months ended June 30:

(Millions of dollars)	2005 vs 2004

Higher nuclear plant outage costs	$42
Higher long-term disability and disability pension costs	5
Higher information technology costs	2
Lower fossil plant outage costs	(7)
Other	3
Total other utility operating and maintenance expense increase	$45

Depreciation and amortization expense increased by approximately $25.7 million, or 15.6 percent, for the first six months of 2005, compared with the first six months of 2004.  The increase was due primarily to new steam generators at the Prairie Island nuclear plant and software additions placed in service in 2004 or early in 2005.  In addition, renewable development fund and renewable cost recovery amortizations increased over 2004.

Income tax expense decreased by approximately $17.9 million for the first six months of 2005, compared with the first six months of 2004.  The decrease was primarily due to a decrease in pretax income.  The effective tax rate was 31.6 percent for the first six months of 2005, compared with 33.2 percent for the same period in 2004.  The decrease in the effective tax rate was primarily due to a lower forecasted annual effective tax rate for 2005 as compared to 2004.

Item 4. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

NSP-Minnesota has identified one change in its internal controls over financial reporting, which occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal controls over financial reporting.  The change relates to new business processes, systems and controls implemented to address the MISO commencement of “Day 2” operations effective April 1, 2005.  See additional discussion in Note 2 to the consolidated financial statements.  In addition, NSP-Minnesota has made certain changes in its internal control over financial reporting during the most recent fiscal quarter in order to make the control environment more effective and efficient.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against NSP-Minnesota.  After consultation with legal counsel, NSP-Minnesota has recorded an estimate of the probable cost of settlement or other disposition for such matters.  See Notes 2 and 3 to the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 11 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 for a description of certain legal proceedings presently pending.  Except as discussed herein, there are no new significant cases to report against NSP-Minnesota and there have been no notable changes in the previously reported proceedings.

Item 6. EXHIBITS

The following Exhibits are filed with this report:

1.01*

Underwriting Agreement dated July 14, 2005 between NSP-Minnesota, Barclays Capital Inc. and J.P. Morgan Securities Inc., as representatives of the Underwriters named therein, relating to $250,000,000 principal amount of 5.25 percent First Mortgage Bonds, Series due July 15, 2035 (Exhibit 1.01 to NSP-Minnesota Current Report on Form 8-K, dated July 14, 2005).

4.01*

$375,000,000 Credit Agreement among Northern States Power Company, as Borrower, the several lenders from time to time parties hereto, The Bank of Tokyo-Mitsubishi, LTD., Chicago Branch and CITIBANK, N.A., as documentation agents, The Bank of New York and Wells Fargo Bank, National Association, as Syndication Agents, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of April 21, 2005 (Exhibit 4.01 to Xcel Energy Form 10-Q for the quarter ended March 31, 2005 (file number 001-03034))

4.02*

Supplemental Indenture dated July 1, 2005 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $250,000,000 principal amount of 5.25 percent First Mortgage Bonds, Series due July 15, 2035 (Exhibit 4.01 to NSP-Minnesota Current Report on Form 8-K, dated July 14, 2005).

10.01*	Xcel Energy Inc. 2005 Omnibus Incentive Plan (Appendix B to Schedule 14A, Definitive Proxy Statement filed April 11, 2005, file no. 001-03034)

10.02*	Xcel Energy Inc. Executive Annual Incentive Award Plan (effective May 25, 2005) (Appendix C to Schedule 14A, Definitive Proxy Statement filed April 11, 2005, file no. 001-03034)

10.03*

Amended Employment Agreement, dated as of June 29, 2005, by and between Xcel Energy Inc., a Minnesota corporation, and Wayne H. Brunetti. (Exhibit 10.01 to Xcel Energy Current Report on Form 8-K, dated June 29, 2005)

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 1, 2005.

Northern States Power Co. (a Minnesota corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer