Form 10-Q
period 2005-09-30
NORTHERN STATES POWER CO
filed 2005-10-31
CIK 1123852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept. 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-31387

Northern States Power Company

(Exact name of registrant as specified in its charter)

Minnesota
(State or other jurisdiction of	41-1967505
incorporation or organization)	(I.R.S. Employer Identification No.)

414 Nicollet Mall, Minneapolis,
Minnesota	55401
(Address of principal executive	(Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 27, 2005
Common Stock, $0.01 par value	1,000,000 shares

Northern States Power Co. (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Table of Contents

PART I - FINANCIAL INFORMATION

Item l.	Financial Statements
Item 2.	Management’s Discussion and Analysis
Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits

This Form 10-Q is filed by Northern States Power Co., a Minnesota corporation (NSP-Minnesota).  NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy).  Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Operating revenues:
Electric utility	$898,411	$728,022	$2,258,293	$1,917,426
Natural gas utility	73,397	60,029	500,722	461,501
Other	5,127	262	15,956	14,994
Total operating revenues	976,935	788,313	2,774,971	2,393,921

Operating expenses:
Electric fuel and purchased power	398,160	296,692	976,036	725,448
Cost of natural gas sold and transported	49,780	39,179	389,516	356,333
Other operating and maintenance expenses	207,106	208,554	668,577	625,363
Depreciation and amortization	90,194	82,866	280,418	247,365
Taxes (other than income taxes)	32,528	33,840	99,845	101,894
Total operating expenses	777,768	661,131	2,414,392	2,056,403

Operating income	199,167	127,182	360,579	337,518

Other income:
Interest income and other income, net of nonoperating expenses (see Note 6)	436	71	1,923	135
Allowance for funds used during construction—equity	3,305	5,496	11,515	13,950
Total other income	3,741	5,567	13,438	14,085

Interest charges and financing costs:
Interest charges—net of amounts capitalized, includes other financing costs of $1,769, $1,871, $5,484 and $6,368, respectively	38,846	34,995	111,601	106,065
Allowance for funds used during construction—debt	(3,512)	(3,742)	(9,541)	(9,469)
Total interest charges and financing costs	35,334	31,253	102,060	96,596

Income before income taxes	167,574	101,496	271,957	255,007
Income taxes	51,683	33,061	84,706	83,952
Net income	$115,891	$68,435	$187,251	$171,055

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Nine Months Ended
	Sept. 30,
	2005	2004
Operating activities:
Net income	$187,251	$171,055
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	283,190	256,804
Nuclear fuel amortization	32,308	33,691
Deferred income taxes	6,356	29,968
Amortization of investment tax credits	(4,959)	(5,362)
Allowance for equity funds used during construction	(11,515)	(13,950)
Impairment of assets	2,887	—
Change in accounts receivable	(43,880)	42,967
Change in accounts receivable from affiliates	(22,331)	27,057
Change in inventories	(26,392)	(15,925)
Change in other current assets	8,917	13,044
Change in accounts payable	18,152	(4,523)
Change in other current liabilities	(58,914)	4,159
Change in other noncurrent assets	(24,608)	(8,511)
Change in other noncurrent liabilities	46,960	20,531
Net cash provided by operating activities	393,422	551,005

Investing activities:
Capital/construction expenditures	(470,897)	(436,444)
Allowance for equity funds used during construction	11,515	13,950
Advances to affiliates	7,700	—
Investments in external decommissioning fund	(60,436)	(60,435)
Other investments—net	(7,322)	(1,866)
Net cash used in investing activities	(519,440)	(484,795)

Financing activities:
Short-term borrowings—net	(90,000)	(58,000)
Proceeds from issuance of long-term debt	250,211	—
Repayment of long-term debt, including reacquisition premiums	(7,609)	(57)
Capital contribution from parent	209,686	96,117
Dividends paid to parent	(160,673)	(159,744)
Net cash provided by (used in) financing activities	201,615	(121,684)

Net increase (decrease) in cash and cash equivalents	75,597	(55,474)
Cash and cash equivalents at beginning of period	6,234	82,015
Cash and cash equivalents at end of period	$81,831	$26,541

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$114,252	$111,359
Cash paid for income taxes (net of refunds received)	$121,129	$30,735

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	Sept. 30, 2005	Dec. 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$81,831	$6,234
Notes receivable from affiliates	23,800	31,500
Accounts receivable—net of allowance for bad debts: $8,640 and $7,845, respectively	340,211	296,331
Accounts receivable from affiliates	30,680	8,350
Accrued unbilled revenues	157,390	172,512
Materials and supplies inventories at average cost	96,378	96,953
Fuel inventory—at average cost	28,211	31,483
Natural gas inventory—at average cost	85,928	55,689
Derivative instrument valuation - at market	206,762	62,272
Prepayments and other	40,154	32,719
Total current assets	1,091,345	794,043
Property, plant and equipment, at cost:
Electric utility plant	7,915,814	7,586,873
Natural gas utility plant	810,551	778,256
Construction work in progress	410,397	438,474
Other	471,932	406,229
Total property, plant and equipment	9,608,694	9,209,832
Less accumulated depreciation	(4,384,318)	(4,175,557)
Nuclear fuel—net of accumulated amortization: $1,177,536 and $1,145,228, respectively	86,665	74,308
Net property, plant and equipment	5,311,041	5,108,583
Other assets:
Nuclear decommissioning fund investments	1,018,855	918,442
Other investments	31,146	24,039
Regulatory assets	734,160	476,485
Prepaid pension asset	375,218	361,446
Derivative instrument valuation - at market	70,001	234,509
Other	52,505	47,968
Total other assets	2,281,885	2,062,889
Total assets	$8,684,271	$7,965,515
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$274,680	$82,185
Short-term debt	—	90,000
Accounts payable	296,401	287,531
Accounts payable to affiliates	40,411	23,013
Taxes accrued	121,463	147,144
Accrued interest	25,618	42,998
Dividends payable to parent	54,669	53,033
Derivative instrument valuation - at market	51,754	58,366
Other	61,660	51,560
Total current liabilities	926,656	835,830
Deferred credits and other liabilities:
Deferred income taxes	799,618	785,046
Deferred investment tax credits	54,155	59,119
Regulatory liabilities	1,091,820	944,364
Asset retirement obligations	1,143,832	1,091,089
Derivative instrument valuation - at market	358,083	246,872
Benefit obligations and other	157,851	136,131
Total deferred credits and other liabilities	3,605,359	3,262,621

Long-term debt	1,910,083	1,859,737
Common stock—authorized 5,000,000 shares of $0.01 par value, outstanding 1,000,000 shares	10	10
Premium on common stock	1,233,063	1,023,377
Retained earnings	1,008,882	983,940
Accumulated comprehensive income	218	—
Total common stockholder’s equity	2,242,173	2,007,327
Commitments and contingencies (see Note 3)
Total liabilities and equity	$8,684,271	$7,965,515

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2005, and Dec. 31, 2004; the results of its operations for the three and nine months ended Sept. 30, 2005 and 2004; and its cash flows for the nine months ended Sept. 30, 2005 and 2004. Due to the seasonality of electric and natural gas sales of NSP-Minnesota, quarterly results are not necessarily an appropriate base from which to project annual results.

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

Reclassifications — Certain items in the statement of income for the three and nine months ended Sept. 30, 2004 have been reclassified to conform to the 2005 presentation.  These reclassifications had no effect on net income.

2.     Regulation

Federal Regulation

Energy Legislation — On Aug. 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Act), significantly changing many federal energy statutes.  The Energy Act is expected to have a substantial long-term effect on energy markets, energy investment, and regulation of public utilities and holding company systems by the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC) and the United States Department of Energy (DOE).  The FERC was directed by the Energy Act to address many areas previously regulated by other governmental entities under the statutes and determine whether changes to such previous regulations are warranted.  The issues that the FERC has been required to consider associated with the repeal of the Public Utility Holding Company Act of 1935 include the expansion of the FERC authority to review mergers and sales of public utility companies and the expansion of the FERC authority over the books and records of public utility companies previously governed by the SEC.  The FERC is in various stages of rulemaking on these and other issues.  NSP-Minnesota cannot predict the impact the new rulemaking will have on its operations or financial results, if any.

Market-Based Rate Authority — The FERC regulates the wholesale sale of electricity.  In order to obtain market-based rate authorization from the FERC, utilities such as NSP-Minnesota and Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin), which is another wholly owned subsidiary of Xcel Energy, have been required to submit analyses demonstrating that they did not have market power in the relevant markets.  NSP-Minnesota was previously granted market-based rate authority by the FERC.

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

On June 2, 2005, the FERC issued an order regarding the market-based rate authority application. Because of the commencement of the Midwest Independent Transmission System Operator, Inc. (MISO) Day 2 market, discussed below, and the FERC’s decision consistent with other precedent to analyze NSP-Minnesota and NSP- Wisconsin as part of that larger market, FERC authorized continuation of NSP-Minnesota’s and NSP-Wisconsin’s market-based rate authority.  However, the FERC required that Xcel Energy make a compliance filing providing information, including information regarding the FERC’s affiliate abuse component of its market power analysis and the allegations regarding that component made by an intervenor within 30 days of the date of issuance of its order.  The latter compliance filing was submitted on July 5, 2005.

Independent Transmission System Operators

MISO Operations — MISO initiated the Day 2 wholesale market on April 1, 2005, including locational marginal pricing.  While it is anticipated that the Day 2 market will provide short-term efficiencies through a region-wide generation dispatch and increased reliability, as well as long-term benefits through dispatch of power from the most cost-effective sources of generation or transmission, there are costs associated with Day 2.  NSP-Minnesota and NSP-Wisconsin have requested recovery of these costs within their respective jurisdictions.

Within MISO, an independent market monitor reviews market bids and prices to identify any unusual activity.  This market monitor identified a number of such unusual items during the initial period of Day 2 operations.  These items were referred to the FERC, which investigated the issues.  These initial investigations were closed in July 2005.  While there has been no further action on these initial investigations, the FERC has notified NSP-Minnesota that it is investigating other pricing issues.  NSP-Minnesota and other market participants continue to work with MISO, the independent market monitor and the FERC to resolve Day 2 market implementation issues such as dispatch methods and settlement calculation details.  NSP-Minnesota also intends to work with these parties to resolve any identified pricing issues.

On Sept. 2, 2005, MISO announced that it had corrected the method of calculating Over Collected Losses.   This change will be applied retroactively to the market start date.  This change will also impact other charge calculations.  MISO completed the resettlement and rebilling effort associated with this issue in October.  Settlements are expected in fourth quarter of 2005.  NSP-Minnesota has accrued an estimated impact of this issue and has sought recovery where appropriate.  The ultimate effect of the rebilling and re-settlement effort is not completely known at this time, but based on the cost recovery mechanisms in place in NSP-Minnesota’s jurisdiction, it is not expected to have a material impact on the results of operations.

New business processes, systems and internal controls over financial reporting were planned and implemented by NSP-Minnesota and MISO during the second quarter of 2005 to conduct business within the MISO Day 2 market.  NSP-Minnesota continues to validate these changes and to review the energy costs and revenues determined by MISO.  In August 2005, the MISO released an independent audit opinion concluding that the design and operating effectiveness of its internal controls related to the market settlement processes and information systems were suitably designed and operated with sufficient effectiveness during the period April 1, 2005 through May 31, 2005.  Supplementing this report, the MISO released an Internal Controls Disclosure Certificate dated Oct. 12, 2005 internally certifying the continuing effectiveness of its controls.  While neither the design nor operating effectiveness of the MISO control environment have been disputed, NSP-Minnesota and other market participants have disputed certain transactions.

MISO Cost Recovery  — On Dec. 18, 2004, NSP-Minnesota filed with the Minnesota Public Utilities Commission (MPUC) a petition to seek recovery of the Minnesota jurisdictional portion of all net costs associated with the implementation of the MISO Day 2 market through its fuel clause adjustment (FCA) mechanism.  In April 2005, the MPUC issued an order allowing NSP-Minnesota to recover these costs through the FCA effective April 1, 2005, on an interim basis, subject to refund, pending a later decision on the merits when the full record of the case is developed.  A decision on the merits is expected later in 2005.

In addition, in March 2005, NSP-Minnesota filed similar petitions with the North Dakota Public Service Commission (NDPSC) and the South Dakota Public Utilities Commission (SDPUC) proposing changes to allow recovery of the applicable North Dakota and South Dakota jurisdictional portions of the MISO Day 2 market costs.  The SDPUC approved the proposed tariff changes effective April 1, 2005, as requested.  The NDPSC granted interim recovery through the FCA beginning April 1, 2005, but similar to the decision of the MPUC conditioned the relief as being subject to refund until the merits of the case are determined.  A decision on the merits is expected later in 2005.

Wisconsin Public Service Corp. Complaints  — In December 2004, Wisconsin Public Service Corp. (WPS) filed a complaint against MISO at FERC alleging that MISO improperly awarded NSP-Minnesota certain financial transmission rights under the MISO energy markets tariff for certain partial path transmission services.  NSP-Minnesota intervened and protested the complaint.  The partial path transmission rights had also been the subject of a prior complaint by WPS in 2003 that FERC denied, a decision WPS appealed.  In late April 2005, FERC dismissed the 2004 WPS complaint, but the D.C. Circuit Court of Appeals vacated and remanded the 2003 complaint order to FERC.  In June 2005, WPS, MISO and NSP-Minnesota reached a settlement of the disputed matters.  On July 22, 2005, the FERC issued an order approving the settlement.  The settlement resolves the uncertainty related to the regulatory litigation.

MISO Long Term Transmission Pricing — On Oct. 7, 2005, MISO filed proposed tariff revisions that would allow MISO to regionalize the cost of certain future high voltage transmission lines owned by individual transmission owners but constructed pursuant to the MISO transmission expansion plan.  The proposed tariffs reflect the stakeholder input to MISO through the Regional Expansion Capacity Benefits task force.  MISO proposes the tariff revisions be effective on Feb. 4, 2006.  NSP-Minnesota generally supports the proposed tariff revisions, which should encourage transmission construction by regionalizing a share of the cost of projects providing regional benefits.  Comments on or protests to the proposed tariff revisions will be filed at FERC later in 2005 and no final FERC decision is expected in 2005.

Other Regulatory Matters

Natural Gas Rate Case — In September 2004, NSP-Minnesota filed a natural gas rate case for its Minnesota retail customers, seeking a rate increase of $9.9 million, based on a return on equity of 11.5 percent.  In August 2005, the MPUC approved an annual rate increase of $5.8 million, based on a return on equity of 10.4 percent.

Nuclear Plant Re-licensing — On Aug. 25, 2004, the Xcel Energy board of directors authorized the pursuit of renewal of the operating licenses for the Monticello and Prairie Island nuclear plants.  Monticello’s current 40-year license expires in 2010, and Prairie Island’s licenses for its two units expire in 2013 and 2014.  NSP-Minnesota filed its application for Monticello with the MPUC in January 2005 seeking a certificate of need for dry spent fuel storage.  Testimony is expected to be filed in November 2005.  Hearings are expected early in 2006.  On March 24, 2005, a license renewal application for Monticello was filed with the Nuclear Regulatory Commission (NRC), commencing a 22-month review and approval process necessary for the NRC to grant the 20-year license extension allowed by NRC regulations. Plant assessments and other work for the Prairie Island applications are planned in the next two or three years.

NSP System Resource Plan — On Nov. 1, 2004, NSP-Minnesota filed its 2004 resource plan with the MPUC.  The resource plan projects a need for an additional 3,100 megawatts of electricity resources during the next 15 years, based on an anticipated growth in demand of 1.61 percent annually, or approximately 170 megawatts per year, during the period.

The Minnesota Department of Commerce (DOC) endorsed the relicensing of the Prairie Island and Monticello nuclear plants and supported the need for 1,125 megawatts of new base load generating facilities starting in 2015.  However, the DOC disputed NSP-Minnesota’s forecast and developed its own forecast that reduces NSP-Minnesota’s estimated demand for electricity by 475 megawatts in 2010, increasing to 710 megawatts by 2015.  As a result, the DOC disputes that any additional peaking or intermediate generation is needed on the NSP system over the next 10 years.  The DOC also recommended that NSP-Minnesota be required to increase its wind commitment by 1,120 megawatts starting in 2017, and that it adopt a higher demand-side management goal than the one proposed in the plan.

NSP-Minnesota expects to file its response to the DOC and other parties on Nov. 23, 2005.  The response will include a full report on base load development and acquisition efforts to date.

Energy Legislation —  The 2005 Minnesota Legislature passed and the Governor signed an Omnibus Energy Bill, effective July 1, 2005.  Among other things, the new law provides authority for the MPUC to approve rate rider recovery for transmission investments that have been approved through a certificate of need, the biennial transmission plan, or are associated with compliance with the state’s renewable energy objective.  The statute provides that the rate rider may include recovery of the revenue requirement associated with qualifying projects, including a current return on construction work in progress.  NSP-Minnesota is currently preparing a filing expected to be made by year-end to the MPUC for approval of a new tariff to implement this statute.

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

Minnesota and Wisconsin will be included in CAIR.  Preliminary estimates of capital expenditures associated with compliance with CAIR for the NSP System range from $30 million to $40 million, which would be a cost sharable through the Interchange Agreement.

There is uncertainty concerning implementation of CAIR.  States are required to develop implementation plans within 18 months of the issuance of the new rules and have a significant amount of discretion in the implementation details.  Legal challenges to CAIR rules could alter their requirements and/or schedule.  The uncertainty associated with the final CAIR rules makes it difficult to project the ultimate amount and timing of capital expenditure and operating expenses.

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

SchlumbergerSema, Inc. vs. Xcel Energy Inc. — Under a 1996 data services agreement, as amended, SchlumbergerSema, Inc. (SLB) provided automated meter reading, distribution automation and other data services to NSP-Minnesota. In September 2002, NSP-Minnesota issued written notice that SLB committed events of default under the agreement, including SLB’s nonpayment of approximately $7.4 million for distribution automation assets. In November 2002, SLB demanded arbitration and asserted various claims against NSP-Minnesota totaling approximately $24 million for alleged breach of an expansion contract and a meter purchasing contract. In the arbitration, NSP-Minnesota asserted counterclaims against SLB, including those related to SLB’s failure to meet performance criteria, improper billing, failure to pay for use of NSP-Minnesota owned property and failure to pay $7.4 million for NSP-Minnesota distribution automation assets, for total claims of approximately $41 million. NSP-Minnesota also sought a declaratory judgment from the arbitrators that would terminate SLB’s rights under the data services agreement. In August 2004, the U.S. Bankruptcy Court for the District of Delaware ruled that claims related to use of certain equipment are barred unless NSP-Minnesota can establish a basis for the claims in SLB’s conduct subsequent to the time of the assumption of this contract by SLB in May 2000.  If NSP-Minnesota cannot establish that basis, the decision would reduce NSP-Minnesota’s damage claim by approximately $5.5 million.  In June 2005, the U.S. Bankruptcy Court ruled that NSP-Minnesota is barred from asserting any claim or defense against SLB that is based, in whole or in part, on any pre-May 2000 act or omission, including, but not limited to, any act or omission resulting in design or performance defects, by Cellnet Data Systems Inc., the party with which NSP-Minnesota originally contracted and from which SLB assumed the relevant agreements, which act or omission could have been a basis for NSP to assert a breach of contract against Cellnet Data Systems Inc..  This ruling may substantially reduce the amount of recovery of claims by NSP-Minnesota against SLB. In July 2005, SLB requested an evidentiary hearing before the U.S. Bankruptcy Court to determine which claims can proceed in arbitration.  The U.S. Bankruptcy Court has not issued a ruling on the request for hearing.  Arbitration in the matter is scheduled to begin on Nov. 7, 2005.  While the ultimate outcome of NSP-Minnesota’s claims against SLB is not known, any potential recovery would be recorded when received.

Nuclear Waste Disposal Litigation — On June 8, 1998, NSP-Minnesota filed a complaint in the Court of Federal Claims against the DOE requesting damages in excess of $1 billion for the DOE’s partial breach of contract.  NSP-Minnesota has demanded damages consisting of the costs of storage of spent nuclear fuel at the Prairie Island and Monticello nuclear generating plants, costs related to the Private Fuel Storage, LLC and costs relating to the 1994 and 2003 state legislation relating to the storage of spent nuclear fuel at Prairie Island.  On July 31, 2001, the Court of Federal Claims granted NSP-Minnesota’s motion for partial summary judgment on liability.  The Court of Federal Claims has ordered that trial is to commence on October 23, 2006.

Carbon Dioxide Emissions Lawsuit - On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  Although NSP-Minnesota is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on NSP-Minnesota.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or gas-fired power plants.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit, contending, among other reasons, that the lawsuit should be dismissed because it is an attempt to usurp the policy-setting role of the U.S. Congress and the president.  On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds.  Plaintiffs have filed a notice of appeal.

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

4. Fuel and Supply Costs

Coal Deliverability

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

Natural Gas Cost

A variety of market factors have contributed to higher natural gas prices and are expected to continue to do so over the course of the coming months.  The direct impact of these higher costs is generally mitigated for NSP-Minnesota through recovery of such costs from customers through various fuel cost recovery mechanisms.  However, higher fuel costs could significantly impact the results of operations, if requests for recovery are unsuccessful.  In addition, the higher fuel costs could reduce customer demand or increase bad debt expense, which could also have a material impact on NSP-Minnesota’s results of operations.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases are expected to have an impact on the cash flows of NSP-Minnesota.  NSP-Minnesota is unable to predict the extent to which the prices will increase or the ultimate impact of such increases on its results of operations or cash flows.

5.     Derivative Valuation and Financial Impacts

NSP-Minnesota records all derivative instruments on the balance sheet at fair value unless exempted as a normal purchase or sale. Changes in a non-exempt derivative instrument’s fair value are recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to be reflected in Other Comprehensive Income or to offset related results of the hedged item in the statement of income, to the extent effective. SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

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

At Sept. 30, 2005, NSP-Minnesota had various commodity-related contracts designated as cash flow hedges extending through November 2006.  The fair value of these cash flow hedges is deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale. As of Sept. 30, 2005, NSP-Minnesota had no amounts accumulated in Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs and hedging transactions for natural gas purchased for resale are recorded as a component of natural gas costs. NSP-Minnesota is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the third quarter of 2005.

The impact of the components of hedges on NSP-Minnesota’s Other Comprehensive Income, included as a component of stockholder’s equity, are detailed in the following table:

	Nine months ended Sept. 30,
(Millions of dollars)	2005	2004

Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$—	$—
After-tax net unrealized gains related to derivatives accounted for as hedges	—	0.1
After-tax net realized gains on derivative transactions reclassified into earnings	—	(0.1)
Accumulated other comprehensive income related to cash flow hedges at Sept. 30	$—	$—

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

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

6. Detail of Interest and Other Income, Net of Nonoperating Expenses

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consists of the following:

(Thousands of dollars)	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004
Interest income	$1,717	$1,424	$5,120	$4,663
Equity income (loss) in unconsolidated affiliates	15	15	179	(31)
Other nonoperating income	260	110	1,147	608
Gain (loss) on the sale of assets	236	(201)	(57)	(928)
Other nonoperating expenses	(1,792)	(1,277)	(4,466)	(4,177)
Total interest and other income, net of nonoperating expenses	$436	$71	$1,923	$135

7.   Segment Information

NSP-Minnesota has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment; commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended Sept. 30, 2005
Revenues from:
External customers	$898,411	$73,397	$5,127	$—	$976,935
Internal customers	(4)	8,355	—	(8,351)	—
Total revenue	898,407	81,752	5,127	(8,351)	976,935
Segment net income	$113,381	$(3,225)	$5,735	$—	$115,891

Three months ended Sept. 30, 2004
Revenues from:
External customers	$728,022	$60,029	$262	$—	$788,313
Internal customers	218	290	—	(508)	—
Total revenue	728,240	60,319	262	(508)	788,313
Segment net income	$72,643	$(8,209)	$4,001	$—	$68,435

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended Sept. 30, 2005
Revenues from:
External customers	$2,258,293	$500,722	$15,956	$—	$2,774,971
Internal customers	171	12,862	—	(13,033)	—
Total revenue	2,258,464	513,584	15,956	(13,033)	2,774,971
Segment net income	$161,757	$17,304	$8,190	$—	$187,251

Nine months ended Sept. 30, 2004
Revenues from:
External customers	$1,917,426	$461,501	$14,994	$—	$2,393,921
Internal customers	597	4,206	—	(4,803)	—
Total revenue	1,918,023	465,707	14,994	(4,803)	2,393,921
Segment net income	$154,848	$7,166	$9,041	$—	$171,055

8.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions of dollars)	2005	2004	2005	2004

Net income	$115.9	$68.4	$187.3	$171.1
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 5)	—	—	—	0.1
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 5)	—	—	—	(0.1)
Other comprehensive income	—	—	—	—
Comprehensive income	$115.9	$68.4	$187.3	$171.1

The accumulated comprehensive income in stockholder’s equity at Sept. 30, 2005 and 2004, relates to valuation adjustments on NSP-Minnesota’s derivative financial instruments and hedging activities and the mark-to-market components of NSP-Minnesota’s marketable securities.

9. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended Sept. 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,115	$14,143	$1,671	$1,525
Interest cost	40,246	41,349	13,765	13,151
Expected return on plan assets	(70,290)	(75,690)	(6,425)	(5,812)
Amortization of transition (asset) obligation	—	(2)	3,645	3,644
Amortization of prior service cost (credit)	7,509	7,503	(545)	(544)
Amortization of net (gain) loss	1,705	(3,688)	6,562	5,412
Net periodic benefit cost (credit)	(5,715)	(16,385)	18,673	17,376
Settlements and curtailments	—	(223)	—	—
Credits not recognized due to the effects of regulation	4,842	10,480	—	—
Additional cost recognized due to the effects of regulation	—	—	972	973
Net benefit cost (credit) recognized for financial reporting	$(873)	$(6,128)	$19,645	$18,349

NSP-Minnesota
Net periodic benefit cost (credit)	$(4,590)	$(10,340)	$4,392	$4,004
Additional cost recognized due to the effects of regulation	4,842	10,480	—	—
Net benefit cost recognized for financial reporting	$252	$140	$4,392	$4,004

	Nine months ended Sept. 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$45,345	$43,617	$5,013	$4,575
Interest cost	120,738	124,023	41,295	39,453
Expected return on plan assets	(210,048)	(227,222)	(19,275)	(17,438)
Amortization of transition (asset) obligation	—	(6)	10,934	10,934
Amortization of prior service cost (credit)	22,527	22,509	(1,634)	(1,634)
Amortization of net (gain) loss	5,115	(11,406)	19,685	16,238
Net periodic benefit cost (credit)	(16,323)	(48,485)	56,018	52,128
Settlements and curtailments	—	(926)	—	—
Credits not recognized due to the effects of regulation	14,526	29,225	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost (credit) recognized for financial reporting	$(1,797)	$(20,186)	$58,936	$55,046

NSP-Minnesota
Net periodic benefit cost (credit)	$(13,771)	$(28,916)	$13,177	$11,952
Additional cost recognized due to the effects of regulation	14,526	29,225	—	—
Net benefit cost recognized for financial reporting	$755	$309	$13,177	$11,952

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

Market Risks

NSP-Minnesota is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. Commodity price and interest rate risks for NSP-Minnesota are mitigated in most jurisdictions due to cost-based rate regulation. At Sept. 30, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2004.

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

RESULTS OF OPERATIONS

NSP-Minnesota’s net income was approximately $187.3 million for the first nine months of 2005, compared with approximately $171.1 million for the first nine months of 2004.

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

Margins from commodity trading activity conducted at NSP-Minnesota are partially redistributed among Public Service Company of Colorado and Southwestern Public Service Company, both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC.  Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenue.  Commodity trading revenues are reported net of trading costs in the Consolidated Statements of Income.  Commodity trading costs include purchased power, transmission, broker fees and other related costs.

The following table details base electric utility, short-term wholesale and commodity trading revenue and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Nine months ended Sept. 30, 2005
Electric utility revenue (excluding commodity trading)	$2,114	$139	$—	$2,253
Electric fuel and purchased power	(894)	(82)	—	(976)
Commodity trading revenue	—	—	125	125
Commodity trading costs	—	—	(120)	(120)
Gross margin before operating expenses	$1,220	$57	$5	$1,282
Margin as a percentage of revenue	57.7%	41.0%	4.0%	53.9%

Nine months ended Sept. 30, 2004
Electric utility revenue (excluding commodity trading)	$1,792	$124	$—	$1,916
Electric fuel and purchased power	(679)	(46)	—	(725)
Commodity trading revenue	—	—	101	101
Commodity trading costs	—	—	(100)	(100)
Gross margin before operating expenses	$1,113	$78	$1	$1,192
Margin as a percentage of revenue	62.1%	62.9%	1.0%	59.1%

The following summarizes the components of the changes in base electric revenue and base electric margin for the nine months ended Sept. 30:

Base Electric Revenue

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$29
Estimated impact of weather	46
Fuel and purchased power cost recovery	169
Non-fuel riders	11
Firm wholesale	10
Interchange agreement billing with NSP-Wisconsin	68
Timing of summer rate implementation	(10)
Transmission and other	(1)
Total base electric revenue increase	$322

Base Electric Margin

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$23
Estimated impact of weather	36
Non-fuel riders	11
Firm wholesale	6
Purchased capacity costs	12
Interchange agreement billing with NSP-Wisconsin	13
Interchange agreement — prior period fixed charge adjustments	13
Timing of summer rate implementation	(10)
Transmission and other	3
Total base electric margin increase	$107

Short-term wholesale and commodity trading margins decreased approximately $17 million in the first nine months of 2005 compared with the same period in 2004.  The higher 2004 short-term wholesale results reflect the impact of more favorable market conditions and higher levels of surplus generation available to sell.  In addition, a preexisting contract contributed $17 million in the first quarter of 2004 and expired at that time.

Natural Gas Utility Margins — The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Nine months ended Sept. 30,
(Millions of dollars)	2005	2004

Natural gas utility revenue	$501	$461
Cost of natural gas sold and transported	(390)	(356)
Natural gas utility margin	$111	$105

The following summarizes the components of the changes in natural gas revenue and margin for the nine months ended Sept. 30:

Natural Gas Revenue

(Millions of dollars)	2005 vs 2004

Estimated impact of weather on firm sales volume	$(8)
Off-system sales	(12)
Purchased gas adjustment clause recovery	56
Base rate changes	4
Total natural gas revenue increase	$40

Natural Gas Margin

(Millions of dollars)	2005 vs 2004

Estimated impact of weather on firm sales volume	$(3)
Base rate changes	4
Off system sales	(4)
Transportation and other	9
Total natural gas margin increase	$6

Non-Fuel Operating Expense and Other Costs

The following summarizes the components of the changes in other utility operating and maintenance expense for the nine months ended Sept. 30:

(Millions of dollars)	2005 vs 2004

Higher nuclear plant outage costs	$34
Higher benefits and incentives	9
Accrued litigation adjustment	5
Lower fossil plant outage costs	(7)
Other	2
Total other utility operating and maintenance expense increase	$43

Depreciation and amortization expense increased by approximately $33.1 million, or 13.4 percent, for the first nine months of 2005, compared with the first nine months of 2004.  The increase was primarily due to new steam generators at the Prairie Island nuclear plant and software additions placed in service late in 2004 or early in 2005, both of which have relatively short depreciable lives compared with other capital additions.  In addition, renewable development fund and renewable cost recovery amortizations increased over 2004.  The increase was partially offset by the changes in lives and net salvage rates contained in two NSP-Minnesota depreciation filings approved by state regulators during August 2005.

Income tax expense increased by approximately $0.8 million for the first nine months of 2005, compared with the first nine months of 2004.  The increase was primarily due to an increase in pretax income, partially offset by increased research credits.  The effective tax rate was 31.1 percent for the first nine months of 2005, compared with 32.9 percent for the same period in 2004.  The decrease in the effective tax rate was primarily due to a lower forecasted annual effective tax rate for 2005 as compared to 2004.

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

Internal Control Over Financial Reporting

No change in NSP-Minnesota’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting.  NSP-Minnesota has made certain changes in its internal control over financial reporting during the most recent fiscal quarter in order to make the control environment more effective and efficient.

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

Item 6. EXHIBITS

The following Exhibits are filed with this report:

1.01*

Underwriting Agreement dated July 14, 2005 between NSP-Minnesota, Barclays Capital Inc. and J.P. Morgan Securities Inc., as representatives of the Underwriters named therein, relating to $250,000,000 principal amount of 5.25 percent First Mortgage Bonds, Series due July 15, 2035 (Exhibit 1.01 to NSP-Minnesota Current Report on Form 8-K, dated July 14, 2005, file number 000-31387).

4.01*

Supplemental Indenture dated July 1, 2005 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $250,000,000 principal amount of 5.25 percent First Mortgage Bonds, Series due July 15, 2035 (Exhibit 4.01 to NSP-Minnesota Current Report on Form 8-K, dated July 14, 2005, file number 000-31387).

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct. 31, 2005.

Northern States Power Co. (a Minnesota corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer