Form 10-Q
period 2006-03-31
NORTHERN STATES POWER CO
filed 2006-05-01
CIK 1123852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐ Large accelerated filer            ☐ Accelerated filer           ☒ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2006
Common Stock, $0.01 par value	1,000,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended
	March 31,
	2006	2005

Operating revenues:
Electric utility	$720,404	$618,576
Natural gas utility	361,964	319,568
Other	5,345	5,326
Total operating revenues	1,087,713	943,470

Operating expenses:
Electric fuel and purchased power	294,994	243,142
Cost of natural gas sold and transported	304,718	258,699
Other operating and maintenance expenses	225,799	220,742
Depreciation and amortization	103,674	94,401
Taxes (other than income taxes)	35,500	35,223
Total operating expenses	964,685	852,207

Operating income	123,028	91,263

Interest and other income - net (see Note 6)	877	137
Allowance for funds used during construction – equity	3,399	4,270

Interest charges and financing costs:
Interest charges – net of amounts capitalized, includes other financing costs of $1,684 and $321, respectively	39,546	36,024
Allowance for funds used during construction – debt	(3,009)	(3,110)
Total interest charges and financing costs	36,537	32,914

Income before income taxes	90,767	62,756
Income taxes	31,825	21,129
Net income	$58,942	$41,627

See Notes to Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net income	$58,942	$41,627
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104,446	97,451
Nuclear fuel amortization	11,541	10,066
Deferred income taxes	(32,297)	(3,991)
Amortization of investment tax credits	(1,211)	(1,653)
Allowance for equity funds used during construction	(5,703)	(4,270)
Unrealized gain on derivative instruments	(2,593)	(239)
Change in accounts receivable	7,146	(5,204)
Change in accounts receivable from affiliates	44,104	(7,422)
Change in inventories	58,272	43,350
Change in other current assets	130,543	(20,005)
Change in accounts payable	(118,230)	(9,752)
Change in other current liabilities	46,841	(6,885)
Change in other noncurrent assets	(1,792)	7,394
Change in other noncurrent liabilities	18,473	19,312
Net cash provided by (used in) operating activities	318,482	159,779

Investing activities:
Utility capital/construction expenditures	(176,168)	(167,510)
Allowance for equity funds used during construction	5,703	4,270
Purchase of investments in external decommissioning fund	(4,339)	(46,990)
Proceeeds from sale of investments in external decommissioning fund	5,399	28,104
Investments in and advances to affiliates	33,500	23,700
Other investments	4,256	(83)
Net cash used in investing activities	(131,649)	(158,509)

Financing activities:
Short-term borrowings — net	84,000	30,000
Borrowings under 5-year unsecured credit facility	194,000	—
Repayment of long-term debt, including reacquisition premiums	(73)	(7,605)
Repayments under 5-year unsecured credit facility	(444,000)	—
Capital contribution from parent	50,000	50,000
Dividends paid to parent	(54,613)	(53,033)
Net cash provided by (used in) financing activities	(170,686)	19,362

Net increase in cash and cash equivalents	16,147	20,632
Cash and cash equivalents at beginning of period	38,542	6,234
Cash and cash equivalents at end of period	$54,689	$26,866

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$58,333	$51,300
Cash paid for income taxes (net of refunds received)	$3,013	$29,921

See Notes to Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	March 31, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$54,689	$38,542
Notes receivable from affiliates	30,500	64,000
Accounts receivable — net of allowance for bad debts: $10,289 and $10,128, respectively	391,533	398,678
Accounts receivable from affiliates	9,310	53,414
Accrued unbilled revenues	138,677	258,028
Materials and supplies inventories — at average cost	95,913	94,395
Fuel inventory — at average cost	35,835	33,609
Natural gas inventory — at average cost	21,961	83,977
Derivative instruments valuation	14,691	107,786
Prepayments and other	33,653	34,602
Total current assets	826,762	1,167,031

Property, plant and equipment, at cost:
Electric utility plant	8,077,530	8,018,167
Natural gas utility plant	833,214	829,522
Construction work in progress	588,023	496,884
Other	470,353	467,215
Total property, plant and equipment	9,969,120	9,811,788
Less accumulated depreciation	(4,531,759)	(4,454,408)
Nuclear fuel — net of accumulated amortization: $1,201,927 and $1,190,386, respectively	102,952	102,409
Net property, plant and equipment	5,540,313	5,459,789

Other assets:
Nuclear decommissioning fund investments	1,080,038	1,047,592
Regulatory assets	590,879	593,596
Prepaid pension asset	381,931	379,808
Derivative instruments valuation	226,186	198,044
Other investments	33,075	37,331
Other	51,202	51,589
Total other assets	2,363,311	2,307,960
Total assets	$8,730,386	$8,934,780
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$204,831	$204,833
Short-term debt	84,000	—
Accounts payable	283,467	379,950
Accounts payable to affiliates	48,247	60,419
Taxes accrued	200,100	123,384
Accrued interest	24,241	49,122
Dividends payable to parent	54,616	54,613
Derivative instruments valuation	8,459	93,544
Other	36,592	57,852
Total current liabilities	944,553	1,023,717

Deferred credits and other liabilities:
Deferred income taxes	815,515	821,417
Deferred investment tax credits	51,289	52,500
Regulatory liabilities	1,011,468	989,591
Asset retirement obligations	1,261,255	1,242,919
Derivative instruments valuation	275,545	246,951
Benefit obligations and other	158,341	149,749
Total deferred credits and other liabilities	3,573,413	3,503,127

Commitments and contingencies (see Note 3)
Long-term debt	1,905,697	2,155,540
Common stockholders' equity:
Common stock — authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Premium on common stock	1,297,624	1,247,624
Retained earnings	1,009,089	1,004,762
Total common stockholders' equity	2,306,723	2,252,396
Total liabilities and equity	$8,730,386	$8,934,780

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2006, and Dec. 31, 2005; the results of its operations for the three months ended March 31, 2006 and 2005; and its cash flows for the three months ended March 31, 2006 and 2005. Due to the seasonality of electric and natural gas sales of NSP-Minnesota, quarterly results are not necessarily an appropriate base from which to project annual results.

The significant accounting policies of NSP-Minnesota are set forth in Note 1 to its Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1.     Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

Metro Emissions Reduction Project (MERP) Accounting - Allowance for funds used during construction (AFDC) is an amount capitalized as a part of construction costs representing the cost of financing the construction.  Generally these costs are recovered from customers as the related property is depreciated.  The Minnesota Public Utilities Commission (MPUC) has approved a more current recovery of the financing costs related to the MERP.  The in-service plant costs, including the financing costs during construction, are recovered from customers through a MERP rider resulting in a lower recognition of AFDC.

Reclassifications — Certain items in the statements of income and the statements of cash flows have been reclassified from prior-period presentation to conform to the 2006 presentation. These reclassifications had no effect on net income.  In addition fees collected from customers on behalf of governmental agencies were reclassified to be presented net of the related payments made to the agencies.

2.     Regulation

Midwest Independent Transmission System Operator, Inc. (MISO) Operations —NSP-Minnesota and Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin), an affiliate of NSP-Minnesota, are members of the MISO. The MISO is a regional transmission organization (RTO) that provides transmission tariff administration services for electric transmission systems, including those of NSP-Minnesota and NSP-Wisconsin.  In 2002, NSP-Minnesota and NSP-Wisconsin received all required regulatory approvals to transfer functional control of their high voltage (100 kilovolts and greater) transmission systems to the MISO. The MISO exercises functional control over the operations of these facilities and the facilities of certain neighboring electric utilities.

On April 1, 2005, MISO initiated a regional Day 2 wholesale energy market pursuant to its transmission and energy markets tariff .  While it is anticipated the Day 2 market will provide efficiencies through region-wide generation dispatch and increased reliability, as well as long-term benefits through dispatch of power from the most cost-effective sources of generation or transmission, there are costs associated with the Day 2 market.  NSP-Minnesota and NSP-Wisconsin have requested recovery of these costs within their respective jurisdictions.

The Minnesota Public Utilities Commission (MPUC) has ordered jurisdictional investor-owned utilities in the state to participate with the Minnesota Department of Commerce and other parties in a proceeding that will evaluate suitability of recovery of some of the MISO Day 2 energy market costs in the variable Fuel Cost Adjustment (FCA).  The Minnesota utilities and other parties are currently active in this effort and expect to provide a final report to the MPUC in June, 2006.

On March 16, 2006, the Federal Energy Regulatory Commission (FERC) dismissed complaints filed by Wisconsin Public Service Corp. et al. (WPS) asking the FERC to order MISO and the PJM Interconnection, Inc. (PJM) to establish a joint and common wholesale energy market (JCM) for the two neighboring RTOs.  NSP-Minnesota opposed the WPS complaints, arguing that MISO and PJM are completing projects shown to be cost beneficial to market participants, and a full JCM could substantially increase market operations costs with limited benefits in terms of energy savings.  In dismissing the complaints, the FERC ruled that the progress by MISO and PJM toward the JCM was satisfactory.

MISO and its stakeholders are developing proposals to establish ancillary service markets within its footprint.  The proposals would increase the market efficiency by providing a reduced allocation of generation contingency reserves for market participants and by creating economic market opportunities to obtain alternative sources of generating reserves.  The proposed implementation of these market design improvements is scheduled for phase-in over the course of 2007, subject to project actions by MISO.

Electric Rate Case – In November 2005, NSP-Minnesota requested an electric rate increase of $168 million or 8.05 percent.  This increase was based on a requested 11 percent return on common equity, a projected common equity ratio to total capitalization of 51.7 percent and a projected electric rate base of $3.2 billion.  On Dec. 15, 2005, the MPUC authorized an interim rate increase of $147 million, subject to refund, which became effective on Jan. 1, 2006.  In March 2006, the MPUC approved a new depreciation order, which lowered decommissioning accruals for 2006 from anticipated levels.  As a result, interim rates are being recorded at an annual level of approximately $119 million.  Due to the seasonality of sales, the rate increase will not be recognized ratably throughout 2006.  Evidentiary hearings concluded on April 27, 2006. The anticipated procedural schedule is as follows:

•                  May 24th – Initial Briefs

•                  June 6th – Reply Briefs

•                  July 6th – Administrative Law Judge Report

•                  September 5th – MPUC Order

On April 13, 2006, intervenors filed testimony regarding the Minnesota electric rate case. In its testimony, the Minnesota Department of Commerce proposed an increase in annual revenues of approximately $90 million, a return on equity of 10.64 percent and a proposed equity ratio of 51.37 percent, resulting in an overall return on rate base of 8.81 percent. The primary adjustments related to return on equity, nuclear decommissioning expense, adjustments to fuel expense and an increase in sales volumes. On the latter two issues the Department of Commerce indicated that the recommendations may change if NSP-Minnesota is able to supply additional information in its rebuttal testimony.

The Office of Attorney General also filed testimony. It proposed two adjustments related to income taxes and wholesale margins that would result in a decrease in 2006 annual revenues of approximately $20 million. On March 30, 2006, NSP-Minnesota filed rebuttal testimony reducing the requested rate increase to $156 million.

On April 24, 2006, NSP-Minnesota reached a settlement agreement regarding the treatment of wholesale electric sales margins.  The settlement is with five intervenor groups, including the Office of Attorney General and a large industrial customer group.

The settlement resolves recommendations of most parties regarding the treatment of wholesale electric sales margins.  Significant components of the settlement agreement are as follows:

•                  No credit to base electric rates for wholesale electric sales margins;

•                  Wholesale electric sales margins derived from excess generation capacity will be flowed through the fuel clause adjustment as an offset to fuel and energy costs;

•                  80 percent of wholesale margins derived from the sales from NSP-Minnesota’s ancillary services obligations (e.g. spinning reserves) will be flowed through the fuel clause adjustment as an offset to fuel and energy costs and NSP-Minnesota will retain 20 percent.

•                  25 percent of proprietary margins, sales that do not arise from the use of NSP-Minnesota generating assets, will be flowed through the fuel clause adjustment as an offset to fuel and energy costs, and 75 percent will be retained by NSP-Minnesota.

The settlement agreement is pending approval by the MPUC and will be considered in the MPUC’s determination of NSP-Minnesota’s overall requested increase.

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

Minnesota Mercury Legislation - The Minnesota legislature is considering legislation that could require the installation of additional mercury emission control equipment at several coal-fired generating facilities in Minnesota.  Most versions of this legislation include full and timely cost recovery provisions for affected utilities.

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

Metropolitan Airports Commission vs. Northern States Power Company — On Dec. 30, 2004, the Metropolitan Airports Commission (MAC) filed a complaint in Minnesota state district court in Hennepin County asserting that NSP-Minnesota is required to relocate facilities on MAC property at the expense of NSP-Minnesota.  MAC claims that approximately $7.1 million charged by NSP-Minnesota over the past five years for relocation costs should be repaid.  Both parties asserted cross motions for partial summary judgment on a separate and less significant claim concerning legal obligations associated with rent payments allegedly due and owing by NSP-Minnesota to MAC for the use of its property for a substation that serves the MAC.  A hearing regarding these cross motions was held in January 2006.  In February 2006, the Court granted MAC’s motion on this issue, finding that there was a valid lease and that the past course of action between the parties required NSP-Minnesota to continue such payments. NSP-Minnesota had made rent payment for 45 years.  Depositions of key witnesses took place in February, March, and April of 2006.  Trial has been set for August 2006 and additional summary judgment motions are likely prior to trial.

Hoffman vs. Northern States Power Company – On March 15, 2006, a purported class action complaint was filed in Minnesota state district court Hennepin County on behalf of NSP-Minnesota’s residential customers in Minnesota, North Dakota and South Dakota for alleged breach of a contractual obligation to maintain and inspect the points of connection between NSP-Minnesota’s wires and customers’ homes within the meter box.  Plaintiffs claim NSP-Minnesota’s breach results in an increased risk of fire and is in violation of tariffs on file with the MPUC.  Plaintiffs seek injunctive relief and damages in an amount equal to the value of inspections plaintiffs claim NSP-Minnesota was required to perform over the past six years.  NSP-Minnesota denies plaintiffs allegations and tariff interpretations and will vigorously defend against such claims.

Comer vs. Xcel Energy Inc. et al. – On April 25, 2006 Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi.  Although NSP-Minnesota is not named as a party to this litigation, it could have a material adverse effect on NSP-Minnesota.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ carbon dioxide emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.

Other Contingencies

Except as set forth above, the circumstances in Notes 10, 11 and 12 to the Consolidated Financial Statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Note 2 of this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference.

4.     Short-Term Borrowings and Financing Activities

At March 31, 2006, NSP-Minnesota had approximately $84.0 million of short-term debt outstanding at a weighted average interest rate of 4.75 percent.

NSP-Minnesota may issue long-term first mortgage bonds for general corporate purposes, including capital expenditures, and to refinance a scheduled long-term debt maturity in August 2006.

5.     Derivative Valuation and Financial Impacts

NSP-Minnesota uses a number of different derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133 -"Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship.  The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.  This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for NSP-Minnesota and all instruments related to the commodity trading operations.  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective.  The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income, to the extent effective.

NSP-Minnesota records the fair value of its derivative instruments in its Consolidated Balance Sheet as separate line items identified as Derivative Instruments Valuation in both current and noncurrent assets and liabilities.

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

At March 31, 2006, NSP-Minnesota had various commodity-related contracts designated as cash flow hedges extending through November 2006.  The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale. As of March 31, 2006, NSP-Minnesota had no amounts in Accumulated Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

NSP-Minnesota enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps that effectively fix the yield or price on a specified treasury security for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of March 31, 2006, NSP-Minnesota had net gains of $0.1 million in Accumulated Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. NSP-Minnesota is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the first quarter of 2006.

The impact of qualifying cash flow hedges on NSP-Minnesota’s Accumulated Other Comprehensive Income, included as a component of stockholders' equity, are detailed in the following table:

	Three months ended March 31,
(Millions of dollars)	2006	2005

Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$—	$—
After-tax net unrealized gains related to derivatives accounted for as hedges	—	4.2
After-tax net realized gains on derivative transactions reclassified into earnings	—	(4.2)
Accumulated other comprehensive income related to cash flow hedges at March 31	$—	$—

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

Normal Purchases or Normal Sales Contracts

NSP-Minnesota enters into contracts for the purchase and sale of various commodities for use in its business operations.  SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  In addition, normal purchases and normal sales contracts must have a price based on an underlying that is clearly and closely related to the asset being purchased or sold.  An underlying is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event, such as a scheduled payment under a contract.

NSP-Minnesota evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS No. 133.  None of the contracts entered into within the commodity trading operations qualify for a normal designation.

In 2003, as a result of FASB Statement 133 Implementation Issue No. C20, NSP-Minnesota began recording several long-term power purchase agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During the first quarter of 2006, NSP-Minnesota qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts will no longer be adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory balances.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

6.     Detail of Interest and Other Income - Net

Interest and other income, net of nonoperating expenses, for the three months ended March 31 consists of the following:

	Three months ended March 31,
(Thousands of dollars)	2006	2005
Interest income	$1,887	$1,495
Equity income in unconsolidated affiliates	265	89
Other nonoperating income	8	29
Loss on the sale of assets	(29)	(146)
Employee-related insurance policy expenses	(1,254)	(1,330)
Total interest and other income - net	$877	$137

7.     Segment Information

NSP-Minnesota has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2006
Revenues from:
External customers	$720,404	$361,964	$5,345	$—	$1,087,713
Internal customers	69	921	—	(990)	—
Total revenue	720,473	362,885	5,345	(990)	1,087,713
Segment net income	$39,964	$15,681	$3,297	$—	$58,942

Three months ended March 31, 2005
Revenues from:
External customers	$618,576	$319,568	$5,326	$—	$943,470
Internal customers	278	1,008	—	(1,286)	—
Total revenue	618,854	320,576	5,326	(1,286)	943,470
Segment net income	$16,132	$23,203	$2,292	$—	$41,627

8.     Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Millions of dollars)	2006	2005
Net income	$58.9	$41.6
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 5)	—	4.2
After-tax net realized gains on derivative transactions reclassified into earnings (see Note 5)	—	(4.2)
Other comprehensive income	—	—
Comprehensive income	$58.9	$41.6

9.     Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Minnesota.

Components of Net Periodic Benefit Cost

	Three months ended March 31,
(Thousands of dollars)	2006	2005	2006	2005
Xcel Energy Inc.	Pension Benefits		Postretirement Health Care Benefits
Service cost	$16,434	$17,250	$1,837	$1,743
Interest cost	39,509	40,996	13,183	13,867
Expected return on plan assets	(66,481)	(70,274)	(6,268)	(6,583)
Amortization of transition obligation	—	—	3,645	3,645
Amortization of prior service cost (credit)	7,427	7,522	(545)	(545)
Amortization of net loss	4,511	3,449	6,523	6,663
Net periodic benefit cost (credit)	1,400	(1,057)	$18,375	$18,790
Credits not recognized due to the effects of regulation	2,425	3,184	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,825	$2,127	$19,348	$19,763

NSP-Minnesota
Net periodic benefit cost (credit)	$(2,123)	$(2,900)	$4,163	$4,407
Credits not recognized due to the effects of regulation	2,425	3,184	—	—
Net benefit cost recognized for financial reporting	$302	$284	$4,163	$4,407

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

•           Other business or investment considerations that may be disclosed from time to time in NSP-Minnesota’s SEC filings, including “Risk Factors” in Item 1A of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2005, or in other publicly disseminated written documents.

Market Risks

NSP-Minnesota is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. Commodity price and interest rate risks for NSP-Minnesota are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2005.

NSP-Minnesota maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. However, because the costs of nuclear decommissioning are recovered through NSP-Minnesota rates, fluctuations in investment fair value do not affect NSP-Minnesota’s consolidated results of operations.

Results of Operations

NSP-Minnesota’s net income was approximately $58.9 million for the first three months of 2006, compared with approximately $41.6 million for the first three months of 2005.

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

The following table details base electric utility, short-term wholesale and commodity trading revenue and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Three months ended March 31, 2006
Electric utility revenue (excluding commodity trading)	$683	$34	$—	$717
Electric fuel and purchased power	(272)	(23)	—	(295)
Commodity trading revenue	—	—	13	13
Commodity trading costs	—	—	(9)	(9)
Gross margin before operating expenses	$411	$11	$4	$426
Margin as a percentage of revenue	60.2%	32.4%	30.8%	58.4%

Three months ended March 31, 2005
Electric utility revenue (excluding commodity trading)	$589	$29	$—	$618
Electric fuel and purchased power	(228)	(15)	—	(243)
Commodity trading revenue	—	—	36	36
Commodity trading costs	—	—	(36)	(36)
Gross margin before operating expenses	$361	$14	$—	$375
Margin as a percentage of revenue	61.3%	48.3%	—%	57.3%

The following summarizes the components of the changes in base electric revenue and base electric margin for the three months ended March 31:

Base Electric Revenue

(Millions of dollars)	2006 vs. 2005

Fuel and purchased power cost recovery	$29
Interim base rate changes	25
Sales growth (excluding weather impact)	17
Interchange agreement billing with NSP-Wisconsin	12
Metro Emission Reduction Project rider	9
Estimated impact of weather	(5)
Firm wholesale	4
Transmission and other	3
Total base electric revenue increase	$94

Base Electric Margin

(Millions of dollars)	2006 vs. 2005

Interim base rate changes	$25
Sales growth (excluding weather impact)	13
Metro Emission Reduction Project rider	9
Interchange agreement billing with NSP-Wisconsin	4
Estimated impact of weather	(4)
Firm wholesale	2
Transmission and other	1
Total base electric margin increase	$50

On Jan. 1, 2006, an interim rate increase for NSP-Minnesota of $147 million, subject to refund, in Minnesota went into effect.  In March 2006, the MPUC approved a new depreciation order, which lowered decommissioning accruals for 2006 from anticipated levels.  As a result, interim rates are being recorded at an annual level of approximately $119 million.  Due to the seasonality of sales, the rate increase will not be recognized ratably throughout 2006.

Natural Gas Utility Margins — The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three months ended March 31,
(Millions of dollars)	2006	2005

Natural gas utility revenue	$362	$320
Cost of natural gas sold and transported	(305)	(259)
Natural gas utility margin	$57	$61

The following summarizes the components of the changes in natural gas revenue and margin for the three months ended March 31:

Natural Gas Revenue

(Millions of dollars)	2006 vs. 2005

Purchased gas adjustment clause recovery	$65
Estimated impact of weather on firm sales volume	(18)
Off-system sales	(5)
Sales decline (excluding weather impact)	(4)
Transportation and other	4
Total natural gas revenue increase	$42

Natural Gas Margin

(Millions of dollars)	2006 vs. 2005

Sales decline (excluding weather impact)	$(4)
Estimated impact of weather on firm sales volume	(3)
Transportation and other	3
Total natural gas margin decrease	$(4)

Non-Fuel Operating Expense and Other Costs — The following summarizes the components of the changes in other utility operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2006 vs. 2005

Lower nuclear plant costs	$(13)
Higher uncollectible receivable costs	3
Higher vegetation and damage prevention costs	2
Higher information technology costs	2
Higher conservation incentive program costs	2
Higher legal settlement costs	1
Higher plant maintenance costs	1
Higher brand sponsorship costs	1
Higher employee benefit costs	1
Other	5
Total other utility operating and maintenance expense increase	$5

Depreciation and amortization expense increased by approximately $9.3 million, or 9.8 percent, for the first three months of 2006, compared with the first three months of 2005.  The increase was due primarily to capital additions and increased decommissioning expense resulting from the completion of the transfer to a fully external decommissioning fund pursuant to certain previous regulatory orders.

Income tax expense increased by approximately $10.7 million for the first three months of 2006, compared with the first three months of 2005.  The increase was primarily due to an increase in pretax income. The effective tax rate was 35.1 percent for the first three months of 2006, compared with 33.7 percent for the same period in 2005.  The increase in the effective tax rate was primarily due to an increase in plant-related permanent tax expense items for 2006 compared to 2005.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in NSP-Minnesota’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against NSP-Minnesota.  After consultation with legal counsel, NSP-Minnesota has recorded an estimate of the probable cost of settlement or other disposition for such matters.  See Notes 2 and 3 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including

Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 11 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 for a description of certain legal proceedings presently pending.  Except as discussed herein, there are no new significant cases to report against NSP-Minnesota and there have been no notable changes in the previously reported proceedings.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2006.

Northern States Power Co. (a Minnesota corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer