Form 10-Q
period 2007-03-31
NORTHERN STATES POWER CO
filed 2007-04-30
CIK 1123852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                               Accelerated Filer ☐                               Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $0.01 par value	1,000,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended
	March 31,
	2007	2006

Operating revenues
Electric utility	$792,554	$720,404
Natural gas utility	348,215	361,964
Other	4,866	5,345
Total operating revenues	1,145,635	1,087,713

Operating expenses
Electric fuel and purchased power	370,473	294,994
Cost of natural gas sold and transported	282,800	304,718
Cost of sales – nonregulated and other	1,949	1,784
Other operating and maintenance expenses	246,801	224,015
Depreciation and amortization	108,780	103,674
Taxes (other than income taxes)	36,974	35,500
Total operating expenses	1,047,777	964,685

Operating income	97,858	123,028

Interest and other income, net (see Note 8)	1,031	877
Allowance for funds used during construction – equity	5,406	3,399

Interest charges and financing costs
Interest charges – including financing costs of $1,280 and $1,684, respectively	44,442	39,546
Allowance for funds used during construction – debt	(4,321)	(3,009)
Total interest charges and financing costs	40,121	36,537

Income before income taxes	64,174	90,767
Income taxes	21,671	31,825
Net income	$42,503	$58,942

See Notes to Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net income	$42,503	$58,942
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	111,025	104,446
Nuclear fuel amortization	11,554	11,541
Deferred income taxes	47,338	(32,297)
Amortization of investment tax credits	(1,211)	(1,211)
Allowance for equity funds used during construction	(5,406)	(5,703)
Net realized and unrealized hedging and derivative transactions	7,858	7,650
Changes in operating assets and liabilities:
Accounts receivable	(53,065)	7,146
Accounts receivable from affiliates	11,992	44,104
Accrued unbilled revenues	72,828	119,351
Inventories	54,655	58,272
Recoverable purchased natural gas and electric energy costs	(32,413)	6,121
Other current assets	(2,320)	(5,172)
Accounts payable	(54,485)	(118,230)
Net regulatory assets and liabilities	1,806	7,889
Other current liabilities	13,483	46,841
Change in other noncurrent assets	331	200
Change in other noncurrent liabilities	10,402	8,592
Net cash provided by operating activities	236,875	318,482

Investing activities
Utility capital/construction expenditures	(279,392)	(176,168)
Allowance for equity funds used during construction	5,406	5,703
Purchase of investments in external decommissioning fund	(149,841)	(4,339)
Proceeeds from sale of investments in external decommissioning fund	138,993	5,399
Investments in and advances to affiliates	29,200	33,500
Other investments	(835)	4,256
Net cash used in investing activities	(256,469)	(131,649)

Financing activities
Proceeds of short-term borrowings, net	64,000	84,000
Repayment of long-term debt, including reacquisition premiums	(3)	(73)
Borrowings under utility money pool arrangement	137,900	—
Repayments under utility money pool arrangement	(137,900)	—
Borrowings under 5-year unsecured credit facility	—	194,000
Repayments under 5-year unsecured credit facility	—	(444,000)
Capital contributions from parent	30,000	50,000
Dividends paid to parent	(56,105)	(54,613)
Net cash provided by (used in) financing activities	37,892	(170,686)

Net increase in cash and cash equivalents	18,298	16,147
Cash and cash equivalents at beginning of period	16,019	38,542
Cash and cash equivalents at end of period	$34,317	$54,689

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$55,406	$58,333
Cash paid for income taxes (net of refunds received)	(7,023)	3,013
Supplemental disclosure of non-cash flow investing transactions:
Property, plant and equipment additions in accounts payable	$35,778	$18,023

See Notes to Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$34,317	$16,019
Notes receivable from affiliates	1,100	30,300
Accounts receivable, net of allowance for bad debts of $13,750 and $13,408, respectively	423,700	370,635
Accounts receivable from affiliates	20,944	32,936
Accrued unbilled revenues	147,206	220,034
Recoverable purchased natural gas and electric energy costs	50,086	17,673
Materials and supplies inventories	96,042	93,183
Fuel inventories	45,385	40,257
Natural gas inventories	22,374	85,016
Derivative instruments valuation	37,151	62,211
Prepayments and other	31,477	32.708
Total current assets	909,782	1,000,972

Property, plant and equipment, at cost:
Electric utility plant	8,297,673	8,245,632
Natural gas utility plant	862,699	859,533
Construction work in progress	1,094,258	917,275
Common utility and other property	421,440	416,635
Total property, plant and equipment	10,676,070	10,439,075
Less accumulated depreciation	(4,669,714)	(4,590,719)
Nuclear fuel — net of accumulated amortization: $1,249,471 and $1,237,917, respectively	157,560	140,152
Net property, plant and equipment	6,163,916	5,988,508

Other assets:
Nuclear decommissioning fund investments	1,221,079	1,200,688
Regulatory assets	356,470	372,349
Prepaid pension asset	282,282	276,571
Derivative instruments valuation	175,570	181,616
Other investments	31,727	30,892
Other	27,147	27,452
Total other assets	2,094,275	2,089,568
Total assets	$9,167,973	$9,079,048
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$37	$40
Short-term debt	153,000	89,000
Accounts payable	401,519	468,727
Accounts payable to affiliates	50,317	39,139
Taxes accrued	154,698	126,104
Accrued interest	31,531	48,308
Dividends payable to parent	57,124	56,105
Derivative instruments valuation	19,618	36,167
Other	32,395	38,572
Total current liabilities	900,239	902,162

Deferred credits and other liabilities:
Deferred income taxes	743,399	708,772
Deferred investment tax credits	46,443	47,654
Asset retirement obligations	1,330,540	1,311,271
Regulatory liabilities	657,352	658,571
Derivative instruments valuation	246,335	248,981
Pension and employee benefit obligations	206,116	209,548
Other liabilities	98,770	69,229
Total deferred credits and other liabilities	3,328,955	3,254,026

Commitments and contingent liabilities (see Note 5)
Capitalization:
Long-term debt	2,299,407	2,299,188
Common stock — authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Additional paid in capital	1,591,480	1,561,480
Retained earnings	1,042,246	1,055,983
Accumulated other comprehensive income	5,636	6,199
Total common stockholder’s equity	2,639,372	2,623,672
Total liabilities and equity	$9,167,973	$9,079,048

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2007, and Dec. 31, 2006; the results of its operations for the three months ended March 31, 2007 and 2006; and its cash flows for the three months ended March 31, 2007 and 2006. Due to the seasonality of electric and natural gas sales of NSP-Minnesota, quarterly results are not necessarily an appropriate base from which to project annual results.

1.   Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 appropriately represent, in all material respects, the current status of the footnotes and are incorporated herein by reference.

Income Taxes — Consistent with prior periods and upon adoption of Financial Accounting Standard Board (FASB) Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, NSP-Minnesota records interest and penalties related to income taxes as interest charges in the Consolidated Statements of Income.

Reclassifications — Certain amounts in the Consolidated Statements of Cash Flows have been reclassified from prior-period presentation to conform to the 2007 presentation. The reclassifications reflect the presentation of unbilled revenues, recoverable purchased natural gas and electric energy costs and regulatory assets and liabilities as separate items rather than components of other assets and other liabilities within net cash provided by operating activities.  In addition, activity related to derivative transactions have been combined into net realized and unrealized hedging and derivative transactions.  These reclassifications did not affect total net cash provided by (used in) operating, investing or financing activities within the Consolidated Statements of Cash Flows.

2.   Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS 157) — In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.  NSP-Minnesota is evaluating the impact of SFAS 157 on its financial condition and results of operations and does not expect the impact of adoption to be material.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) — In February 2007, the FASB issued SFAS 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007.  NSP-Minnesota is evaluating the impact of SFAS 159 on its financial condition and results of operations and does not expect the impact of adoption to be material.

3.   Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued FASB Interpretation No. (FIN) 48.  FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, NSP-Minnesota adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material.  Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits.  The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008.  As of March 31, 2007, the IRS had not

proposed any material adjustments.  As of March 31, 2007, Xcel Energy’s 2000 through 2002 federal income tax returns remain open under applicable statutes of limitations.

NSP-Minnesota is currently under examination by the state of Minnesota for years 1998 through 2000.  No material adjustments have been proposed as of March 31, 2007.  As of March 31, 2007, NSP-Minnesota’s earliest open tax years in which an audit can be initiated by state taxing authorities under applicable statutes of limitation is 1998.

The amount of unrecognized tax benefits was $22.5 million and  $24.2 million on Jan. 1, 2007 and March 31, 2007, respectively.  Of these amounts, $4.1 million and $4.4 million were offset against the tax benefits associated with net operating loss and tax credit carryovers as of Jan. 1, 2007 and March 31, 2007, respectively.

Included in the unrecognized tax benefit balance was $5.5 million and $5.9 million of tax positions on Jan. 1, 2007 and March 31, 2007, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $17.0 million and $18.3 million of tax positions on Jan. 1, 2007 and March 31, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  The change in the unrecognized tax benefit balance from Jan. 1, 2007 to March 31, 2007, was due to the addition of similar uncertain tax positions relating to first quarter activity.

NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress.  However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material due.  The change in the interest expense liability from Jan. 1, 2007, to March 31, 2007, was not material.  No amounts were accrued for penalties.

4.     Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midwest Independent Transmission System Operator, Inc. (MISO) Long-Term Transmission Pricing — In October 2005, MISO filed a proposed change to its Transmission and Energy Markets Tariff (TEMT) to regionalize future cost recovery of certain high voltage (345 kilovolts (KV)) transmission projects to be constructed for reliability improvements. The proposal, called the Regional Expansion Criteria Benefits phase I (RECB I) proposal, would recover 20 percent of eligible transmission costs from all transmission service customers in the MISO 15 state region, with 80 percent recovered on a sub-regional basis. The proposal would exclude certain projects that had been planned prior to the October 2005 filing, and would require new generators to fund 50 percent of the cost of network upgrades associated with their interconnection. In February 2006, the FERC generally approved the RECB I proposal, but set the 20 percent limitation on regionalization for additional proceedings. Various parties filed requests for rehearing. On Nov. 29, 2006, the FERC issued an order on rehearing upholding the February 2006 order and approving the 20 percent limitation. On Dec. 13, 2006, the Public Service Commission of Wisconsin (PSCW) filed an appeal of the RECB I order.

In addition, in October 2006, MISO filed additional changes to its TEMT to regionalize future recovery of certain transmission projects (230 KV and above) constructed to provide access to lower cost generation supplies. The filing, known as Regional Expansion Criteria Benefits phase II (RECB II), would provide regional recovery of 20 percent of the project costs and sub-regional recovery of 80 percent, based on a benefits analysis. MISO proposed that the RECB II tariff be effective April 1, 2007. Initial comments were filed at the FERC on Dec. 22, 2006. The date the FERC will take initial action is not known.

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

On March 15, 2007, the FERC issued orders separately upholding the Nov. 29, 2006 order accepting the RECB I pricing proposal, and approving most aspects of the RECB II proposal.  However, the FERC ordered MISO to re-examine the cost allocation for existing facilities, new reliability improvements and economic projects in the Aug. 2007 compliance filing.

Proposals to regionalize transmission costs could shift the costs of NSP-Minnesota transmission investments to other MISO transmission service customers, but would also shift the costs of transmission investments of other participants in MISO to NSP-Minnesota.

Revenue Sufficiency Guarantee Charges — On April 25, 2006, the FERC issued an order determining that MISO had incorrectly applied its TEMT regarding the application of the revenue sufficiency guarantee (RSG) charge to certain transactions. The FERC ordered MISO to resettle all affected transactions retroactive to April 1, 2005. The RSG charges are collected from certain MISO customers and paid to others. On Oct. 26, 2006, the FERC issued an order granting rehearing in part and reversed the prior ruling requiring MISO to issue retroactive refunds and ordered MISO to submit a compliance filing to implement prospective changes. In late November 2006, however, certain parties filed further requests for rehearing challenging the reversal regarding refunds.

On March 15, 2007, the FERC issued orders separately denying rehearing of the Oct. 26, 2006 order and rejecting certain aspects of the MISO compliance filings submitted on Nov. 26 and Dec. 27, 2006.  The FERC ordered MISO to submit a revised compliance filing.  As a result of the FERC order, NSP-Minnesota reduced the $6.1 million reserve to $1.9 million as of March 31, 2007.

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Electric Rate Case — In November 2005, NSP-Minnesota requested an electric rate increase of $168 million or 8.05 percent. This increase was based on a requested 11 percent return on common equity (ROE), a projected common equity to total capitalization ratio of 51.7 percent and a projected electric rate base of $3.2 billion. On Dec. 15, 2005, the MPUC authorized an interim rate increase of $147 million, subject to refund, which became effective on Jan. 1, 2006.

On Sept. 1, 2006, the MPUC issued a written order granting an electric revenue increase of approximately $131 million for 2006 based on an authorized ROE of 10.54 percent. The scheduled rate increase will be reduced in 2007 to $115 million to reflect the return of Flint Hills Resources, a large industrial customer, to the NSP-Minnesota system. The MPUC approved the wholesale margin settlement in which NSP-Minnesota returns most margins from unused generating capacity back to customers through the fuel clause adjustment (FCA). NSP-Minnesota is allowed to earn an incentive on sales related to ancillary service obligations. The MPUC Order became effective in November 2006, and final rates were implemented on Feb. 1, 2007.

On March 13, 2007, a citizen intervenor submitted a brief asking that the Minnesota Court of Appeals remand to the MPUC with direction to; determine the correct amount of income tax collected in rates, but not paid to taxing authorities; order the refund or credit to ratepayers of that part of taxes collected in rates but not paid; order the refund to ratepayers of the amount of interim rates collected in January and February of 2006 in violation of the previous merger order and provide other equitable relief.  NSP-Minnesota and the MPUC submitted reply briefs on April 26, 2007.

Natural Gas Rate Case — In November 2006, NSP-Minnesota filed a request with the MPUC to increase Minnesota natural gas rates by $18.5 million, which represents an increase of 2.4 percent.  The request is based on 11.0 percent ROE, a projected equity ratio of 51.98 percent and a natural gas rate base of $439 million.  Interim rates, subject to refund, were set at a $15.9 million increase and went into effect on Jan. 8, 2007.

On March 9, 2007, various intervenors filed testimony in the Minnesota natural gas rate case.

•                           The Minnesota Department of Commerce (MDOC) recommended a rate increase of $8.5 million based on a ROE of 9.71 percent.

•                           The Office of Attorney General (OAG) recommended a ROE of 9.26 percent.

On April 10, 2007, NSP-Minnesota filed its rebuttal testimony and revised its requested relief to $16.8 million.  The revised requested was caused primarily by an updated ROE estimate of 10.75 percent and an update to the sales forecast.

On April 24, 2007 the MDOC filed surrebuttal testimony recommending a rate increase of  $10.9 million based on an updated ROE of 9.5 percent.  The OAG filed surrebuttal testimony that continued to recommend a 9.26 percent ROE and made reference to the fact that Xcel Energy’s consolidated taxes are significantly lower than those requested for recovery but made no specific recommendations on this issue.

The remainder of the schedule for the Minnesota natural gas rate case is listed below:

•                     Evidentiary Hearing                                                                                          May 1-4, 2007

•                     ALJ Report                                                                                                                                     July 9, 2007

•                     MPUC Order                                                                                                                               Sept. 10, 2007

North Dakota Gas Rate Case — In December 2006, NSP-Minnesota filed a request with the North Dakota Public Service Commission (NDPSC) to increase North Dakota natural gas rates by $2.8 million, an increase of 3.0 percent.  The request is based on 11.3 percent ROE, a projected equity ratio of 51.59 percent and a natural gas rate base of $46.6 million.  Interim rates, subject to refund, were set at a $2.2 million increase and went into effect on Feb. 13, 2007.  On April 24, 2007 NSP-Minnesota and the NDPSC staff filed a settlement agreement under which NSP-Minnesota would receive a $2.3 million rate increase, an increase in the residiential customer charge from $15.69 to $18.60 and a residential rate freeze through December 31, 2009.  A decision is expected in the summer of 2007.

MISO Day 2 Market Cost Recovery — On Dec. 20, 2006, the MPUC issued an order ruling that NSP-Minnesota may recover all MISO Day 2 costs, except Schedules 16 and 17, through its FCA.  NSP-Minnesota is refunding Schedule 16 and 17 costs recovered through the FCA in 2005 ($2.2. million) to customers through the FCA in equal monthly installments beginning March 2007.  NSP-Minnesota is recovering 50 percent of Schedule 16 and 17 costs starting in 2006 in the final rates established in the 2005 electric rate case.  NSP-Minnesota is allowed to defer 100 percent of the Schedule 16 and 17 costs not included in rates for a three-year period before starting the amortization.  The MPUC ruling on Schedules 16 and 17 costs will have no impact on net income in 2007.  On April 9, 2007, the OAG filed an appeal of the MPUC order to the Minnesota Court of Appeals.  NSP-Minnesota plans to intervene in the appeal and urge the court to uphold the MPUC order.  The date for a court decision in the appeal is not known.

Transmission Cost Recovery — Since December 2004, NSP-Minnesota has recovered certain transmission costs related to wind generation projects through a Renewable Cost Recovery (RCR) rider. In November 2006, the MPUC approved the replacement of the RCR rider with a Transmission Cost Recovery (TCR) rider pursuant to 2005 legislation. The TCR mechanism would allow recovery of incremental transmission investments between rate cases. On Oct. 27, 2006, NSP-Minnesota filed for approval of recovery of $14.7 million in 2007 under the TCR tariff. The RCR rate factors will remain in effect until the TCR factors are implemented.  On March 8, 2007, the MPUC voted to approve the recommendation of the MDOC to allow recovery of $13.1 million in 2007, but ruled $1.6 million of costs should be allocated to wholesale transmission service customers.  This ruling will reduce recovery in Minnesota electric rates by $1.6 million in 2007.

Fixed Bill Complaint  — In January 2007, the OAG filed a complaint with the MPUC regarding the fixed monthly gas payment programs of NSP-Minnesota and another unaffiliated natural gas utility.  This program generally allows customers to elect a fixed monthly payment for natural gas service that will not change for one year regardless of changes in natural gas costs or consumption due to weather.  The complaint seeks termination of the program or modification, and seeks interim relief that would allow customers to exit the program.  The MPUC has sought comments on the appropriate procedures for addressing the complaint.  NSP-Minnesota filed comments seeking to address this complaint through discussions with the OAG, rather than litigation.  On April 19, 2007, the MPUC determined that there was sufficient evidence to open an investigation and opened separate dockets for each utility.  The MPUC postponed its decision on the OAG’s request for interim relief pending filings from both utilities that identify the amount of stranded costs that would occur if participants were allowed to exit the fixed bill programs prior to the end of the program year.  It is expected that the matter will come back before the MPUC during the second quarter to address the issue of interim relief.

Mercury Cost Recovery  — On Dec. 29, 2006, NSP-Minnesota requested approval of a Mercury Emissions Reduction Rider tariff and associated rate adjustments.  The request is designed to recover approximately $5.4 million during 2007 from Minnesota electric retail customers for costs associated with implementing both the mercury and other environmental improvement portions of the Mercury Emissions Reduction Act of 2006. NSP-Minnesota expects the MPUC to act upon this request in the second quarter of 2007.

Annual Automatic Adjustment Report for 2005 - On Sept. 2, 2006 NSP-Minnesota filed its annual automatic adjustment report for the period from July 1, 2005 through June 30, 2006. which is the basis for the MPUC review of charges that flow through the FCA mechanism. The MDOC filed comments on April 18, 2007 noting that NSP-Minnesota had not demonstrated the reasonableness of its cost assignment of certain market energy charges  from the MISO Day 2 market between daily sales of excess generation and native energy needs.  The MDOC indicated that NSP-Minnesota could provide additional support for its methodology in its reply comments which are due on May 18, 2007.

5.  Commitments and Contingent Liabilities

The circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Notes 4 and 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. The following include unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

Site Remediation — NSP-Minnesota must pay all or a portion of the cost to remediate sites where past activities of NSP-Minnesota and some other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including the following categories of sites:

•              the site of a former manufactured gas plant (MGP) operated by NSP-Minnesota’s subsidiaries or predecessors; and

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

Estimates are revised as facts become known.  At March 31, 2007, the liability for the cost of these remediating sites was estimated to be $1.1 million, of which $0.2 million was considered to be a current liability.  Some of the cost of remediation may be recovered from:

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Minnesota’s facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or removed.  NSP-Minnesota has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations in Note 11 of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2006.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Clean Air Interstate Rule — In March 2005, the Environmental Protection Agency (EPA) issued the Clean Air Interstate Rule (CAIR) to further regulate SO2 and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Minnesota.  CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states.  CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions.  Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOX that will result in significant emission reductions.  It will be based on stringent emission controls and forms the basis for a cap-and-trade program.  State emission budgets or caps decline over time.  States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

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

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time.  The EPA’s CAMR  uses a national cap-and-trade system, where compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both and is designed to achieve a 70 percent reduction in mercury emissions.  It affects all coal- and oil-fired generating units across the country that are greater than 25 MW.  Compliance with this rule occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018.  States will be allocated mercury allowances based on coal type and their baseline heat input relative to other states.  Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state.  Similar to the CAIR, states can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

NSP-Minnesota continues to evaluate the strategy for complying with CAMR. NSP-Minnesota currently estimates that it can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems. Estimating the cost of compliance with CAMR is difficult because technologies specifically designed for control of mercury are in the early stages of development and there is no established market on which to base the cost of mercury allowances. NSP-Minnesota’s preliminary analysis for phase I compliance suggests capital costs of approximately $21.9 million for the mercury control equipment and continuous monitoring equipment at A.S. King, Sherburne County (Sherco) and Black Dog generating facilities. The analysis indicates increased operating and maintenance expenses of approximately $22.9 million, beginning in 2010. Additional costs will be incurred to meet phase II requirements in 2018.

Minnesota Mercury Legislation — On May 2, 2006, the Minnesota Legislature enacted the Mercury Emissions Reduction Act of 2006 (Act) providing a process for plans, implementation and cost recovery for utility efforts to curb mercury emissions at certain power plants. For Xcel Energy, the Act covers units at the A. S. King and Sherco generating facilities. Under the Act, Xcel Energy must install, maintain and operate continuous mercury emission monitoring systems or other monitoring methods approved by the MPCA at these units by July 1, 2007. The information obtained will be used to establish a baseline from which to measure mercury emission reductions. Mercury emission reduction plans must be filed by utilities by Dec. 31, 2007 (dry scrubbed units) and Dec. 31, 2009 (wet scrubbed units) that propose to implement technologies most likely to reduce emissions by 90 percent. Implementation would occur by Dec. 31, 2009 for one of the dry scrubbed units, Dec. 31, 2010 for the remaining dry scrubbed unit and Dec. 31, 2014 for wet scrubbed units. The cost of controls will be determined as part of the engineering analysis portion of the mercury reduction plans and is currently estimated at $21.5 million for the mercury control and continuous monitoring equipment and increased operating and maintenance expenses of approximately $22.9 million, beginning in 2010. These costs are also included above as part of the total cost estimate to comply with CAMR. Utilities subject to the Act may also submit plans to address non-mercury pollutants subject to federal and state statutes and regulations, which became effective after Dec. 31, 2004. Cost recovery provisions of the Act also apply to these other environmental initiatives. On Sept. 15, 2006, NSP-Minnesota filed a request with the MPUC for deferred accounting of up to $6.3 million of certain environmental improvement costs that are expected to be recoverable under the Act. On Jan. 11, 2007, the MPUC approved this request for deferred accounting with a cap of $6.3 million.

Regional Haze Rules — On June 15, 2005, the EPA finalized amendments to the July 1999 regional haze rules. These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.

The EPA requires states to develop implementation plans to comply with BART by December 2007. NSP-Minnesota submitted its BART alternatives analysis for Sherco units 1 and 2 on Oct. 26, 2006. The expected cost associated with the range of alternatives for additional emission controls for SO2 and NOx is a capital investment of $7 million to $617 million. NSP- Minnesota supports the alternative with the associated cost estimate of $7 million; however, NSP-Minnesota has not yet received a response from the MPCA concerning its preferred alternative. NSP-Minnesota expects that the costs of any required capital investment will be recoverable from customers. All BART issues are addressed by the voluntary capacity upgrades noted below.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. On Jan. 25, 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. The EPA announced on March 20, 2007, it will suspend the deadlines and refer any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remands. As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.

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

AmeriPride Services vs. NSP - In August 2006, a complaint was served on NSP-Minnesota, alleging that on or about Sept. 2, 2004, fires occurred on the premises of AmeriPride Services, a linen and apparel service facility in Minneapolis, and that the cause of the fire was NSP-Minnesota’s failure to properly repair a primary underground cable after two prior failures in the same cable. AmeriPride claims damages slightly in excess of $2 million, and asserts claims of negligence, gross negligence, negligent inspection and maintenance, negligent design, negligent failure to install equipment to discontinue power, negligent continuation of power, and negligent misrepresentation. The matter went to mediation on March 29, 2007, and a confidential settlement agreement was reached. The settlement will not have a material impact on NSP-Minnesota.

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

6.     Short-Term Borrowings and Financing Activities

As of March 31, 2007, NSP-Minnesota had $153.0 million of short-term debt outstanding at a weighted average interest rate of 5.39 percent.

7.     Derivative Valuation and Financial Impacts

NSP-Minnesota uses a number of different derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS 133 -“Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance. This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for NSP-Minnesota and all instruments related to the commodity trading operations. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective. The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income.

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

As of March 31, 2007, NSP-Minnesota had various commodity-related contracts designated as cash flow hedges extending through November 2007. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

As of March 31, 2007, NSP-Minnesota had no amounts in Accumulated Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

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

As of March 31, 2007, NSP-Minnesota had net gains of approximately $0.3 million in Accumulated Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are recorded as a component of revenues, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. NSP-Minnesota is allowed to recover in natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the first quarter of 2007.

The impact of qualifying cash flow hedges on NSP-Minnesota’s Accumulated Other Comprehensive Income, included as a component of stockholder’s equity, are detailed in the following table:

	Three months ended March 31,
(Millions of dollars)	2007	2006

Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$9.4	$—
After-tax net unrealized losses related to derivatives accounted for as hedges	(0.5)	—
After-tax net realized gains on derivative transactions reclassified into earnings	(0.1)	—
Accumulated other comprehensive income related to cash flow hedges at March 31	$8.8	$—

Derivatives Not Qualifying for Hedge Accounting

NSP-Minnesota has commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Consolidated Statement of Income. The results of these transactions are recorded within Operating Revenues on the Consolidated Statement of Income.

NSP-Minnesota also enters into certain commodity-based derivative transactions not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS 133.

Normal Purchases or Normal Sales Contracts

NSP-Minnesota enters into contracts for the purchase and sale of various commodities for use in its business operations. SFAS 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that meet the definition of a derivative may be exempted from SFAS 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. In addition, normal purchases and normal sales contracts must have a price based on an underlying that is clearly and closely related to the asset being purchased or sold. An underlying is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event, such as a scheduled payment under a contract.

NSP-Minnesota evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS 133. None of the contracts entered into within the commodity trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts.

8. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three months ended March 31 consisted of the following:

	Three months ended March 31,
(Thousands of dollars)	2007	2006
Interest income	$2,038	$1,887
Equity income in unconsolidated affiliates	330	265
Other nonoperating income	22	88
Employee-related insurance policy expenses	(1,355)	(1,252)
Other nonoperating expense	(4)	(111)
Total interest and other income, net	$1,031	$877

9.  Segment Information

NSP-Minnesota has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2007
Revenues from:
External customers	$792,554	$348,215	$4,866	$—	$1,145,635
Internal customers	213	3,829	—	(4,042)	—
Total revenues	792,767	352,044	4,866	(4,042)	1,145,635
Segment net income	$17,287	$21,463	$3,753	$—	$42,503

Three months ended March 31, 2006
Revenues from:
External customers	$720,404	$361,964	$5,345	$—	$1,087,713
Internal customers	69	921	—	(990)	—
Total revenues	720,473	362,885	5,345	(990)	1,087,713
Segment net income	$39,964	$15,681	$3,297	$—	$58,942

10. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Millions of dollars)	2007	2006
Net income	$42.5	$58.9
Other comprehensive income:
After-tax net unrealized losses related to derivatives accounted for as hedges (see Note 7)	(0.5)	—
After-tax net realized gains on derivative transactions reclassified into earnings (see Note 7)	(0.1)	—
Other comprehensive loss	(0.6)	—
Comprehensive income	$41.9	$58.9

11. Benefit Plans and Other Postretirement Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Minnesota.

Components of Net Periodic Benefit Cost

	Three months ended March 31,
(Thousands of dollars)	2007	2006	2007	2006
Xcel Energy Inc.	Pension Benefits		Postretirement Health Care Benefits
Service cost	$16,485	$16,434	$1,701	$1,837
Interest cost	39,598	39,509	13,603	13,183
Expected return on plan assets	(65,891)	(66,481)	(7,618)	(6,268)
Amortization of transition obligation	—	—	3,611	3,645
Amortization of prior service cost (credit)	6,487	7,427	(545)	(545)
Amortization of net loss	3,867	4,511	4,994	6,523
Net periodic benefit cost	546	1,400	15,746	18,375
Credits not recognized due to the effects of regulation	2,680	2,425	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,226	$3,825	$16,719	$19,348

NSP-Minnesota
Net periodic benefit cost (credit)	$(2,190)	$(2,123)	$4,084	$4,163
Credits not recognized due to the effects of regulation	2,680	2,425	—	—
Net benefit cost recognized for financial reporting	$490	$302	$4,084	$4,163

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

•                  Risks associated with implementation of new technologies; and

•                  Other business or investment considerations that may be disclosed from time to time in NSP-Minnesota’s SEC filings, including “Risk Factors” in Item 1A of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, and Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2007.

Market Risks

NSP-Minnesota is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2006.

Commodity price and interest rate risks for NSP-Minnesota are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006.

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

RESULTS OF OPERATIONS

NSP-Minnesota’s net income was approximately $42.5 million for the first three months of 2007, compared with approximately $58.9  million for the first three months of 2006.

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

Margins from commodity trading activity conducted at NSP-Minnesota are partially redistributed to Public Service Company of Colorado and Southwestern Public Service Company, both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC. Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenue. Trading revenues are reported net of trading costs in the Consolidated Statements of Income. Commodity trading costs include fuel, purchased power, transmission, broker fees and other related costs. Short–term wholesale and commodity trading margins reflect the estimated impact of regulatory sharing of margins, if applicable.

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Three months ended March 31, 2007
Electric utility revenues (excluding commodity trading)	$738	$53	$—	$791
Electric fuel and purchased power	(321)	(49)	—	(370)
Commodity trading revenues	—	—	41	41
Commodity trading costs	—	—	(39)	(39)
Gross margin before operating expenses	$417	$4	$2	$423
Margin as a percentage of revenues	56.5%	7.5%	4.9%	50.8%

Three months ended March 31, 2006
Electric utility revenues (excluding commodity trading)	$683	$34	$—	$717
Electric fuel and purchased power	(272)	(23)	—	(295)
Commodity trading revenues	—	—	13	13
Commodity trading costs	—	—	(9)	(9)
Gross margin before operating expenses	$411	$11	$4	$426
Margin as a percentage of revenues	60.2%	32.4%	30.8%	58.4%

The following summarizes the components of the changes in base electric revenues and base electric margin for the three months ended March 31:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006

Interchange agreement billing with NSP-Wisconsin	$14
Fuel and purchased power cost recovery	13
Metropolitan emissions reduction project (MERP) rider	7
Estimated impact of weather	5
Transmission revenue	5
Firm wholesale	4
Sales growth (excluding weather impact)	3
Conservation and non-fuel riders	(3)
Other	7
Total increase in base electric revenues	$55

Base Electric Margin

(Millions of dollars)	2007 vs. 2006

MERP rider	$7
Estimated impact of weather	4
Sales growth (excluding weather impact)	3
Interchange agreement billing with NSP-Wisconsin	3
Transmission fee classification change	(5)
Purchased capacity costs	(5)
Conservation and non-fuel riders	(3)
Other	2
Total increase in base electric margin	$6

Natural Gas Utility Margins — The following table details the change in natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three months ended March 31,
(Millions of dollars)	2007	2006

Natural gas utility revenues	$348	$362
Cost of natural gas sold and transported	(283)	(305)
Natural gas utility margin	$65	$57

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of dollars)	2007 vs. 2006

Purchased gas adjustment clause recovery	$(38)
Estimated impact of weather on firm sales volume	18
Interim base rate changes, subject to refund — Minnesota and North Dakota	4
Sales increase (excluding weather impact)	2
Total decrease in natural gas revenues	$(14)

Natural Gas Margin

(Millions of dollars)	2007 vs. 2006

Interim base rate changes, subject to refund – Minnesota and North Dakota	$4
Estimated impact of weather on firm sales volume	3
Sales increase (excluding weather impact)	2
Transportation and other	(1)
Total increase in natural gas margin	$8

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other utility operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2007 vs. 2006

Higher nuclear plant outage costs	$18
Higher nuclear plant operation expenses	3
Higher combustion/hydro costs	3
Higher consulting fees	3
Higher employee benefit costs	2
Transmission fee classification change	(5)
Lower information technology costs	(2)
Lower conservation incentive program costs	(2)
Other	3
Total increase in other utility operating and maintenance expense	$23

Depreciation and Amortization – Depreciation and amortization expense increased by approximately $5.1 million, or 4.9 percent, for the first three months of 2007, compared with the first three months of 2006. The increase was primarily due to planned system expansion.

Interest Charges – Interest charges increased by approximately $4.9 million, or 12.4 percent, for 2007, compared with 2006. The increase was due to the issuance of new long-term debt in May 2006, partially offset by a July 2006 bond retirement. In addition, interest expense was accrued during the first three months of 2007 for the Minnesota electric interim rate and wholesale margin rate payer sharing refunds.

Allowance for funds used during construction, equity and debt (AFDC) – AFDC is an amount capitalized as a part of construction costs representing the cost of financing the construction. Generally, these costs are recovered from customers as the related property is depreciated. NSP-Minnesota’s MERP project consists of converting two coal-fueled electric generating plants located in the Minneapolis - St. Paul metropolitan area to natural gas, and installing advanced pollution control equipment at a third coal-fired plant. The projects are expected to begin operations between 2007 and 2009. AFDC, resulting in part from these projects, increased by approximately $3.3 million, or 51.8 percent for the first three months of 2007, compared with the the same period in 2006.

Income taxes – Income tax expense decreased by approximately $10.2 million for the first three months of 2007, compared with the first three months of 2006. The effective tax rate was 33.8 percent for the first three months of 2007, compared with 35.1 percent for the same period in 2006. The decreases in income tax expense and the effective tax rate were primarily due to a decrease in pretax income.

Regulation

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electric energy sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Minnesota. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 4 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) — The Energy Act repealed the Public Utility Holding Company Act of 1935 effective Feb. 8, 2006. In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since August 2005, the FERC has completed or initiated proceedings to modify its regulations on a number of subjects. In addition to the previous disclosure in Item 1 of NSP Minnesota’s Form 10-K for the year ended Dec. 31, 2006, the FERC issued final rules making certain reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 1, 2007.

While NSP-Minnesota cannot predict the ultimate impact the new regulations will have on its operations or financial results, NSP-Minnesota is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to a Regional Transmission Organization (RTO). NSP-Minnesota is a member of the MISO. Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. The final rules are effective May 14, 2007. NSP-Minnesota will be required to complete several compliance actions.

In addition, in January 2007, the FERC issued interim and proposed rules to modify its 2004 standards of conduct rules for electric and natural gas transmission providers, in response to a 2006 court appeal partially vacating the rules. The proposed rules would modify the current FERC rules governing the functional separation of the NSP-Minnesota electric transmission function from the wholesale sales and marketing function. The proposed rules are pending final FERC action.

While NSP-Minnesota cannot predict the ultimate impact the new regulations will have on its operations or financial results, NSP-Minnesota is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Centralized Regional Wholesale Markets — FERC rules require RTOs to operate centralized regional wholesale energy markets. The FERC required the MISO to begin operation of a “Day 2” wholesale energy market on April 1, 2005. MISO uses security constrained regional economic dispatch and congestion management using locational marginal pricing (LMP) and Financial Transmission Rights (FTRs). The Day 2 market is intended to provide more efficient generation dispatch over the 15 state MISO region.

On Feb. 15, 2007, the MISO filed for FERC approval to establish a “Day 3” centralized regional wholesale ancillary services market (ASM) in 2008. The ASM would be co-optimized with the MISO Day 2 wholesale energy market, and is intended to provide further efficiencies in generation dispatch by allowing for regional regulation and contingency reserve services through a bid-based market mechanism. In addition, to implement the ASM, MISO would consolidate the operation of 22 existing North American Electric Reliability Council (NERC) approved balancing authorities (the entity responsible for maintaining reliable operations for a defined geographic region) into a single regional balancing authority. The ASM and balancing authority consolidation are expected to benefit NSP-Minnesota’s integrated operation by reducing the total cost of intermittent generation resources such as wind energy. The ASM and balancing authority consolidation proposals are pending FERC action.

Other Regulatory Matters

Excelsior Energy Inc. (Excelsior) — In December 2005, Excelsior an independent energy developer, filed a power purchase agreement with the MPUC seeking a declaration by the MPUC that NSP-Minnesota be compelled to enter into a power purchase agreement and purchase the output from each of two integrated gas combined cycle (IGCC) plants to be located in northern Minnesota as part of the Mesaba Energy Project. Excelsior filed this petition making claims pursuant to Minnesota statutes relating to an Innovative Energy Project and Clean Energy Technology. NSP-Minnesota opposed the petition.

The MPUC referred this matter to a contested case hearing to develop the facts and issues that must be resolved to act on Excelsior’s petition, including development of price information. The contested case proceeding considered a 603 megawatt (MW) unit in phase I and a second 603 MW unit in phase II of the Mesaba Energy Project.

On April 12, 2007, NSP-Minnesota received the administrative law judge’s findings of regarding phase I of the contested case. The findings were filed with the MPUC and constitutes a recommendation and is not binding upon the MPUC. The following summarize the four enumerated recommendations in the findings:

•                  In the event Excelsior’s petition asking the MPUC to approve, amend, or modify the terms and conditions of the power purchase agreement (PPA) be denied and that the PPA be disapproved.

•                  In the event the MPUC approves the PPA, that it first be amended through negotiations among Excelsior, NSP-Minnesota and the MDOC to address the deficiencies identified in the findings, then returned to the MPUC for final approval.

•                  Excelsior’s petition asking the MPUC to determine that the project and its IGCC technology is, or is likely to be, a least-cost resource, thus obligating NSP-Minnesota to use the plant’s generation for at least two percent of the energy supplied to NSP-Minnesota’s retail customers, be denied.

•                  Excelsior’s petition asking the MPUC to determine that at least 13 percent of the energy supplied to NSP-Minnesota’s retail customers should come from the Units I and II of the Mesaba Energy Project by 2013 be considered in phase 2 of this matter.

Parties to the proceeding may file exceptions to the ALJs’ findings with the MPUC on or before May 2, 2007, and replies to exceptions on or before May 14, 2007. The MPUC is expected to schedule the case for hearing sometime thereafter. Phase 2 of the contested case is currently underway.

Renewable Energy Standard — The 2007 Minnesota legislature adopted a Renewable Energy Standard to replace the previous Renewable Energy Objective. The legislation requires NSP-Minnesota to acquire 30 percent of its energy requirements by 2020 from qualifying renewable sources, of which 25 percent must be wind energy. The legislation eliminates previous requirements stemming from the 1994 Prairie Island legislation, allows all NSP-Minnesota renewable resources to count toward meeting the standard and provides greater flexibility toward meeting the standard. NSP-Minnesota supported this legislation. Pursuant to current law, costs associated with complying with the standard are recoverable through automatic recovery mechanisms.

Base Load Acquisition Proceeding — On Nov. 1, 2006, NSP-Minnesota filed a proposal with the MPUC for a purchase of 375 MW of capacity and energy from Manitoba Hydro for the period 2015-2025 and the purchase of 380 MW of wind energy to fulfill the base load need identified in the 2004 resource plan. The proposal included a signed term sheet with Manitoba Hydro and a process to acquire the wind energy. Alternative suppliers were entitled to submit competing proposals to the MPUC by Dec. 18, 2006. An alternate supplier proposed a 375 MW share of a mine- mouth lignite circulating fluidized bed plant located in North Dakota and 380 MW of wind energy generation, with an option for Xcel Energy ownership in both components. The MPUC found both NSP-Minnesota’s proposal and the alternate proposal to be substantially complete and referred the matter to a contested case proceeding.

Additional Base Load Capacity Projects for Sherco, Monticello and Prairie Island — NSP-Minnesota has committed to file for necessary approvals for projects to increase the capacity and provide additional base load generation from its Sherco, Monticello and Prairie Island generating facilities by Sept. 1, 2007.

Transmission Certificates of Need — In December 2001, NSP-Minnesota proposed construction of various transmission system upgrades to provide transmission outlet capacity for up to 825 MW of renewable energy generation (wind and biomass) being constructed in southwest and western Minnesota. In March 2003, the MPUC granted four certificates of need to NSP-Minnesota, thereby approving construction, subject to certain conditions. The initial projected cost of the transmission upgrades was approximately $160 million. The MPUC granted a routing permit for the first major transmission facilities in the development program in 2004. The remaining routing permit proceedings were completed in 2005. In 2003, the MPUC also approved an RCR automatic adjustment mechanism that allows NSP-Minnesota to recover the revenue requirements associated with certain transmission investments for delivery of renewable energy resources. This rate mechanism has since been expanded to conform to Minnesota law authorizing rate rider recovery for all qualifying transmission investments.

In late 2006, NSP-Minnesota filed two applications for certificates of need with the MPUC for four additional transmission lines in southwestern Minnesota and Chisago County. NSP-Minnesota along with ten other transmission providers, have announced plans to file certificate of need applications by mid 2007 for three transmission lines serving Minnesota and parts of surrounding states.

FCA Investigation — In 2003, the MPUC opened an investigation to consider the continuing usefulness of fuel clause adjustments for electric utilities in Minnesota. There was no further activity until the MPUC issued a notice for comments on April 5, 2007, to continue the statewide investigation. Pursuant to the notice, utilities in Minnesota will have the opportunity to update the record on certain fuel clause related issues with comments due on April 30, 2007 after which the MPUC will likely decide whether or not to continue or close the investigation.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against NSP-Minnesota. After consultation with legal counsel, NSP-Minnesota has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4 and 5 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 11 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 for a description of certain legal proceedings presently pending. Except as discussed herein, there are no new significant cases to report against NSP-Minnesota and there have been no notable changes in the previously reported proceedings.

AmeriPride Services vs. NSP - In August 2006, a complaint was served on NSP-Minnesota, alleging that on or about Sept. 2, 2004, fires occurred on the premises of AmeriPride Services, a linen and apparel service facility in Minneapolis, and that the cause of the fire was NSP-Minnesota’s failure to properly repair a primary underground cable after two prior failures in the same cable. AmeriPride claims damages slightly in excess of $2 million, and asserts claims of negligence, gross negligence, negligent inspection and maintenance, negligent design, negligent failure to install equipment to discontinue power, negligent continuation of power, and negligent misrepresentation. The matter went to mediation on March 29, 2007, and a confidential settlement agreement was reached. The settlement will not have a material impact on NSP-Minnesota.

Item 1A. Risk Factors

NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its 2006 Annual Report on Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2007.

Northern States Power Co. (a Minnesota corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer