Form 10-Q
period 2007-09-30
NORTHERN STATES POWER CO
filed 2007-10-29
CIK 1123852

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

Large Accelerated Filer ☐                               Accelerated Filer ☐                               Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 29, 2007
Common Stock, $0.01 par value	1,000,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Operating revenues
Electric utility	$1,020,265	$1,001,789	$2,666,147	$2,454,916
Natural gas utility	64,375	74,792	531,534	528,935
Other	4,530	3,622	13,849	13,410
Total operating revenues	1,089,170	1,080,203	3,211,530	2,997,261

Operating expenses
Electric fuel and purchased power	447,897	454,201	1,220,091	1,058,897
Cost of natural gas sold and transported	43,759	50,698	412,517	419,421
Cost of sales — nonregulated and other	2,475	2,008	6,650	5,669
Other operating and maintenance expenses	233,228	208,161	705,831	673,446
Depreciation and amortization	85,827	108,686	302,963	317,885
Taxes (other than income taxes)	31,554	34,524	98,386	101,970
Total operating expenses	844,740	858,278	2,746,438	2,577,288

Operating income	244,430	221,925	465,092	419,973

Interest and other income, net (see Note 9)	1,032	4,633	3,042	8,340
Allowance for funds used during construction — equity	4,703	6,605	15,801	14,029

Interest charges and financing costs
Interest charges — includes other financing costs of $1,344, $1,556, $3,914 and $5,036, respectively	47,740	43,418	138,022	122,470
Allowance for funds used during construction — debt	(3,913)	(3,480)	(12,716)	(9,970)
Total interest charges and financing costs	43,827	39,938	125,306	112,500

Income before income taxes	206,338	193,225	358,629	329,842
Income taxes	84,882	62,520	138,296	110,075
Net income	$121,456	$130,705	$220,333	$219,767

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Nine Months Ended Sept. 30,
	2007	2006
Operating activities
Net income	$220,333	$219,767
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	309,328	321,217
Nuclear fuel amortization	38,571	35,359
Deferred income taxes	103,821	(155,300)
Amortization of investment tax credits	(3,633)	(3,634)
Allowance for equity funds used during construction	(15,801)	(14,029)
Net realized and unrealized hedging and derivative transactions	(8,100)	13,269
Changes in operating assets and liabilities (net of effects of consolidation of NMC, see Note 13):
Accounts receivable	29,911	61,426
Accounts receivable from affiliates	18,684	37,759
Accrued unbilled revenues	65,326	95,523
Inventories	(35,626)	(19,502)
Recoverable purchased natural gas and electric energy costs	7,750	16,326
Other current assets	2,727	(7,254)
Accounts payable	(121,066)	(65,312)
Net regulatory assets and liabilities	(34,667)	(4,576)
Other current liabilities	3,057	97,159
Change in other noncurrent assets	878	1,057
Change in other noncurrent liabilities	4,386	14,551
Net cash provided by operating activities	585,879	643,806

Investing activities
Utility capital/construction expenditures	(824,022)	(637,425)
Allowance for equity funds used during construction	15,801	14,029
Purchase of investments in external decommissioning fund	(499,991)	(699,593)
Proceeds from sale of investments in external decommissioning fund	467,447	665,814
Cash obtained from consolidation of NMC (see Note 13)	38,950	—
Investments in utility money pool arrangement	(423,500)	(1,025,900)
Receipts from utility money pool arrangement	423,500	1,015,200
Investments in and advances to affiliates	13,000	59,700
Other investments	634	3,660
Net cash used in investing activities	(788,181)	(604,515)

Financing activities
Proceeds from short-term borrowings, net	55,725	—
Proceeds from issuance of long-term debt	343,755	393,726
Repayment of long-term debt, including reacquisition premiums	(185,056)	(200,078)
Borrowings under utility money pool arrangement	590,600	—
Repayments under utility money pool arrangement	(590,600)	—
Borrowings under 5-year unsecured credit facility	200,000	194,000
Repayments under 5-year unsecured credit facility	—	(444,000)
Capital contributions from parent	65,280	155,857
Dividends paid to parent	(170,541)	(164,572)
Net cash provided by (used in) financing activities	309,163	(65,067)

Net increase (decrease) in cash and cash equivalents	106,861	(25,776)
Cash and cash equivalents at beginning of period	16,019	38,542
Cash and cash equivalents at end of period	$122,880	$12,766

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$131,574	$125,549
Cash paid for income taxes (net of refunds received)	29,278	157,451
Supplemental disclosure of non-cash flow investing transactions:
Property, plant and equipment additions in accounts payable	$34,265	$31,818

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	Sept. 30, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$122,880	$16,019
Notes receivable from affiliates	17,300	30,300
Accounts receivable, net of allowance for bad debts of $16,768 and $13,408, respectively	349,247	370,635
Accounts receivable from affiliates	14,252	32,936
Accrued unbilled revenues	154,708	220,034
Recoverable purchased natural gas and electric energy costs	9,923	17,673
Materials and supplies inventories	97,314	93,183
Fuel inventories	55,809	40,257
Natural gas inventories	100,915	85,016
Derivative instruments valuation	69,943	62,211
Prepayments and other	61,464	32,708
Total current assets	1,053,755	1,000,972

Property, plant and equipment, at cost:
Electric utility plant	8,791,936	8,245,632
Natural gas utility plant	881,743	859,533
Construction work in progress	899,905	917,275
Common utility and other property	450,552	416,635
Total property, plant and equipment	11,024,136	10,439,075
Less accumulated depreciation	(4,803,860)	(4,590,719)
Nuclear fuel — net of accumulated amortization: $1,276,488 and $1,237,917, respectively	179,101	140,152
Net property, plant and equipment	6,399,377	5,988,508

Other assets:
Nuclear decommissioning fund investments	1,282,459	1,200,688
Regulatory assets	374,095	372,349
Prepaid pension asset	294,162	276,571
Derivative instruments valuation	163,727	181,616
Other investments	24,623	30,892
Other	25,698	27,452
Total other assets	2,164,764	2,089,568
Total assets	$9,617,896	$9,079,048
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,664	$40
Short-term debt	144,725	89,000
Accounts payable	346,813	468,727
Accounts payable to affiliates	44,742	39,139
Taxes accrued	136,389	126,104
Accrued interest	37,669	48,308
Dividends payable to parent	56,282	56,105
Derivative instruments valuation	31,858	36,167
Other	70,484	38,572
Total current liabilities	870,626	902,162

Deferred credits and other liabilities:
Deferred income taxes	834,374	708,772
Deferred investment tax credits	44,021	47,654
Asset retirement obligations	1,249,011	1,311,271
Regulatory liabilities	683,122	658,571
Derivative instruments valuation	238,269	248,981
Pension and employee benefit obligations	214,939	209,548
Other liabilities	79,331	69,229
Total deferred credits and other liabilities	3,343,067	3,254,026

Commitments and contingent liabilities (see Note 5)
Capitalization:
Long-term debt	2,662,836	2,299,188
Common stock — authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Additional paid in capital	1,626,760	1,561,480
Retained earnings	1,106,481	1,055,983
Accumulated other comprehensive income	8,116	6,199
Total common stockholder’s equity	2,741,367	2,623,672
Total liabilities and equity	$9,617,896	$9,079,048

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2007, and Dec. 31, 2006; the results of its operations for the three months and nine months ended Sept. 30, 2007 and 2006; and its cash flows for the nine months ended Sept. 30, 2007 and 2006. Due to the seasonality of electric and natural gas sales of NSP-Minnesota, interim results are not necessarily an appropriate base from which to project annual results.

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

2.   Recently Issued Accounting Pronouncements

Fair Value Measurements (Statement of Financial Accounting Standards (SFAS) 157) — In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. NSP-Minnesota is evaluating the impact of SFAS 157 on its financial condition and results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) — In February 2007, the FASB issued SFAS 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007. NSP-Minnesota is evaluating the impact of SFAS 159 on its financial condition and results of operations.

3.   Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued FIN 48, which prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, NSP-Minnesota adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated income tax returns. Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008. As of Sept. 30, 2007, the IRS had not proposed any material adjustments to tax years 2003 through 2005. The statute of limitations applicable to Xcel Energy’s 2000 through 2002 federal income tax returns expired as of June 30, 2007.

NSP-Minnesota is currently under examination by the state of Minnesota for years 1998 through 2000. No material adjustments have been proposed as of Sept. 30, 2007. As of Sept. 30, 2007, NSP-Minnesota’s earliest open tax years in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 1998.

The amount of unrecognized tax benefits was $22.5 million and  $20.0 million on Jan. 1, 2007 and Sept. 30, 2007, respectively. Of these amounts, $4.1 million and $1.7 million were offset against the tax benefits associated with net tax credit carryovers as of Jan. 1, 2007 and Sept. 30, 2007, respectively.

Included in the unrecognized tax benefit balance was $5.5 million and $4.1 million of tax positions on Jan. 1, 2007 and Sept. 30, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $17.0 million and $15.9 million of tax positions on Jan. 1, 2007 and Sept. 30, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The decrease in the unrecognized tax benefit balance of $5.9 million from July 1, 2007 to Sept. 30, 2007, was due to the addition of similar uncertain tax positions relating to third quarter activity and the resolution of certain federal audit matters.

NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material. The change in the interest expense liability from Jan. 1, 2007, to Sept. 30, 2007, was not material. No amounts were accrued for penalties as of Sept. 30, 2007.

4.     Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midwest Independent Transmission System Operator, Inc. (MISO) Long-Term Transmission Pricing — In October 2005, MISO filed a proposed change to its Open Access Transmission and Energy Markets Tariff (TEMT) to regionalize future cost recovery of certain high voltage transmission projects to be constructed for reliability improvements. The proposal, called the Regional Expansion Criteria Benefits phase I (RECB I) proposal, would recover 20 percent of eligible reliability transmission costs from all transmission service customers in the MISO 15 state region, with 80 percent recovered on a sub-regional basis for projects 345 kilovolt (KV) and above. Projects above 100 KV but less than 345 KV will be recovered 100 percent on a sub-regional basis. The proposal would exclude certain projects that had been planned prior to the October 2005 filing, and would require new generators to fund 50 percent of the cost of network upgrades associated with their interconnection. In February 2006, the FERC generally approved the RECB I proposal, but set the 20 percent limitation on regionalization for additional proceedings. On Nov. 29, 2006, the FERC issued an order on upholding the February 2006 order and approving the 20 percent limitation. On Dec. 13, 2006, the Public Service Commission of Wisconsin (PSCW) filed an appeal of the RECB I order. The appeal remains pending.

In addition, in October 2006, MISO filed additional changes to its TEMT to regionalize future recovery of certain economic transmission projects (345 KV and above) constructed to provide access to lower cost generation supplies. The filing, known as Regional Expansion Criteria Benefits phase II (RECB II), would provide regional recovery of 20 percent of the project costs and sub-regional recovery of 80 percent, based on a benefits analysis. MISO proposed that the RECB II tariff be effective April 1, 2007.

On March 15, 2007, the FERC issued orders separately upholding the Nov. 29, 2006 order, accepting the RECB I pricing proposal, and approving most aspects of the RECB II proposal. Various parties filed requests for rehearing of the RECB II order in April 2007.

Transmission service rates in the MISO region presently use a rate design in which the transmission cost depends on the location of the load being served (referred to as “license plate” rates). Costs of existing transmission facilities are thus not regionalized. MISO and its transmission owners filed a successor rate methodology on Aug. 1, 2007, to be effective Feb. 1, 2008, as required by the 1998 agreement among transmission owners creating the MISO.

MISO and most vertically integrated transmission owners proposed to continue license plate rates for existing facilities. The March 15, 2007 FERC orders regarding RECB I and RECB II also required MISO to re-examine the cost allocation for new reliability improvements and economic projects in the Aug. 1, 2007 filing. MISO and most transmission owners proposed continued use of RECB I and RECB II for new facilities. Certain parties proposed to modify RECB I and RECB II to regionalize the cost of all new transmission facilities 345 KV and above. Interventions and comments regarding the Aug. 1, 2007 cost allocation filings were submitted on Sept. 17, 2007.

In addition, on Sept. 17, 2007, American Electric Power (AEP) filed a complaint asking FERC to order regionalized cost recovery of certain existing 500 KV and 765 KV facilities located in the PJM Interconnection, Inc. (PJM), another Regional Transmission Organization (RTO), and the cost of new facilities 345 KV and above in PJM and MISO, over both the PJM and MISO regions effective Oct. 1, 2007  Interventions and protests to the AEP complaint will be filed by Oct. 29, 2007.

Proposals to regionalize transmission costs could shift the costs of transmission investments by Northern States Power Co., a Minnesota corporation (NSP-Minnesota) and Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin), also a wholly owned subsidiary of Xcel Energy, to other MISO transmission service customers, but would also shift the costs of transmission investments of other participants in MISO or PJM to the combined systems of NSP-Minnesota and NSP-Wisconsin, which are managed as an integrated system and jointly referred to as the NSP System. Xcel Energy has estimated the regional rate design proposed by AEP for existing facilities would shift approximately $2.5 million in annual transmission costs to the NSP System. The impact of the regionalization of future facilities would depend on the specific facilities placed in service. NSP-Wisconsin and NSP-Minnesota intend to oppose certain aspects of the AEP proposal.

MISO Ancillary Services Market — On Sept. 14, 2007, MISO filed an application with FERC to establish a regional ancillary services market (ASM), whereby MISO would provide bid-based-regulation and contingency operating reserve markets as an expansion of the regionalized wholesale energy sales market. The ASM is proposed to be effective in June 2008. Xcel Energy generally supports implementation of the ASM, since it is expected to allow NSP System generation to be used more efficiently because certain generation will not always need to be held in reserve, and the ASM is expected to facilitate the operation of wind generation on the NSP System required to achieve state-mandated renewable energy supply standards. The ASM proposal is pending FERC action.

Revenue Sufficiency Guarantee Charges — On April 25, 2006, the FERC issued an order determining that MISO had incorrectly applied its TEMT regarding the application of the revenue sufficiency guarantee (RSG) charge to certain transactions. The FERC ordered MISO to resettle all affected transactions retroactive to April 1, 2005. The RSG charges are collected from MISO customers and paid to generators. On Oct. 26, 2006, the FERC issued an order granting rehearing in part and reversed the prior ruling requiring MISO to issue retroactive refunds and ordered MISO to submit a compliance filing to implement prospective changes.

On March 15, 2007, the FERC issued orders separately denying rehearing of the Oct. 26, 2006, order and rejecting certain aspects of the MISO compliance filings submitted in November 2006. The FERC ordered MISO to submit a revised compliance filing. As of Sept. 30, 2007, Xcel Energy has recorded an accrual of $1.8 million for this matter.

Five parties have filed separate Petitions for Review at the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) seeking judicial review of the FERC’s determinations of the allocation of RSG costs among MISO market participants. Xcel Energy, on behalf of NSP-Minnesota and NSP-Wisconsin, has intervened in each of these proceedings. On Aug. 16, 2007, the D.C. Circuit dismissed two of these Petitions for Review as incurably premature because the relevant petitioners also had pending requests for rehearing before the FERC. The remaining appeals are currently being held in abeyance subject to the resolution of the FERC proceedings.

On Aug. 10, 2007, Ameren Services Company (Ameren) and the Northern Indiana Public Service Company (NIPSCO) filed a joint complaint against MISO at FERC, challenging the MISO’s current FERC-approved methodology for the recovery of RSG costs. Subsequently, on Aug. 17, 2007 and Aug. 24, 2007, Great Lakes Utilities, Indiana Municipal Power Agency, Missouri Joint Municipal Electric Utility Commission, Missouri River Energy Services, Prairie Power, Inc., Southern Minnesota Municipal Power Agency and Wisconsin Public Power Inc. (collectively, Midwest TDUs), and Wabash Valley Power Association, Inc. (Wabash), respectively, filed complaints at the FERC effectively adopting the substantive arguments raised by Ameren and NIPSCO. The Midwest TDUs and Wabash explained that they filed their complaints to protect their own interests in the event that the complaint filed by Ameren and NIPSCO was dismissed by the FERC. On behalf of NSP-Minnesota and NSP-Wisconsin, Xcel Energy has moved to intervene in each of these proceedings. All three of these complaints are currently pending at FERC.

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

On March 13, 2007, a citizen intervenor submitted a brief asking that the Minnesota Court of Appeals remand to the MPUC with direction to determine the correct amount of income tax collected in rates but not paid to taxing authorities, order the refund or credit to ratepayers for taxes collected in rates but not paid, order the refund to ratepayers of the amount of interim rates collected in January and February of 2006 in violation of the previous merger order and provide other equitable relief. The citizen intervenor passed away on May 15, 2007. The estate has filed a request with the Minnesota Court of Appeals that the appeal continue with the estate listed as the appellant. The Court of Appeals will hold a non-oral conference on the appeal on Dec. 4, 2007. No oral argument will be heard, and the parties are not allowed to attend the conference. Unless an extension is granted, a decision will be issued by the Court within ninety days from the date of the non-oral conference.

NSP-Minnesota Natural Gas Rate Case — In November 2006, NSP-Minnesota filed a request with the MPUC to increase Minnesota natural gas rates by $18.5 million annually, which represented an increase of 2.4 percent. The request was based on 11.0 percent ROE, a projected equity ratio of 51.98 percent and a natural gas rate base of $439 million. Interim rates, subject to refund, were set at a $15.9 million increase and went into effect on Jan. 8, 2007.

On Aug. 16, 2007, the MPUC voted to approve a rate increase of approximately $11.9 million, based on an authorized ROE of 9.71 percent and an equity ratio of 51.98 percent. The written order was issued on Sept. 10, 2007.

On Oct. 1, 2007, NSP-Minnesota sought rehearing on the ROE issue, asking that the MPUC award a higher return consistent with precedent. The Minnesota Office of the Attorney General (MOAG) opposed this request. The MPUC has until Nov. 29, 2007, to reconsider its order, or NSP-Minnesota’s petition for rehearing will be deemed denied and the Sept. 10, 2007, order will be final.

MISO Day 2 Market Cost Recovery — On Dec. 20, 2006, the MPUC issued an order ruling that NSP-Minnesota may recover all MISO Day 2 costs, except Schedules 16 and 17 administrative charges, through its fuel clause adjustment (FCA) effective April 1, 2005.

•                     NSP-Minnesota is refunding Schedule 16 and 17 costs recovered through the FCA in 2005 ($4.4 million) to customers through the FCA in equal monthly installments beginning March 2007.

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

On April 9, 2007, the MOAG filed an appeal of the MPUC order to the Minnesota Court of Appeals. NSP-Minnesota and the other affected utilities intervened in the appeal and filed briefs urging the court to uphold the MPUC order. The date for a court decision in the appeal is not known.

Transmission Cost Recovery — In November 2006, the MPUC approved a Transmission Cost Recovery (TCR) rider pursuant to 2005 legislation. The TCR mechanism would allow recovery of incremental transmission investments between rate cases.

On Oct. 27, 2006, NSP-Minnesota filed for approval of recovery of $14.7 million in 2007 under the TCR tariff. On March 8, 2007, the MPUC voted to approve the recommendation of the Minnesota Department of Commerce (MDOC) to allow recovery of $11.5 million in 2007.

On Aug. 31, 2007, NSP-Minnesota filed for approval of recovery of $19.7 million in Minnesota retail electric rates in 2008 under the TCR tariff. The Aug. 31, 2007 filing is pending written comments and MPUC action.

On Feb. 28, 2007, NSP-Minnesota filed for South Dakota Public Utilities Commission (SDPUC) approval of a Transmission Cost Recovery Rider (TCRR). NSP-Minnesota proposed to recover $0.8 million in transmission related costs in 2007 outside a general rate case. The tariff proposal is pending SDPUC action.

On Sept. 28, 2007, NSP-Minnesota and NSP-Wisconsin jointly filed proposed changes to the MISO TEMT to modify the wholesale formula transmission rate applicable to the NSP System to change from a historic test year to a forward-looking test year and provide for current recovery of a return on construction work in progress (CWIP) on certain new transmission investments. The proposed rate change would be effective Jan. 1, 2008. If approved by FERC, the change would not affect 2007 results, but would be expected to generate approximately $2.7 million of additional wholesale transmission service revenues in 2008 and additional annual increases in future years as NSP-Minnesota and NSP-Wisconsin work to complete their planned investment of approximately $1 billion in additional transmission plant by 2012. The filing is pending intervenor comments and FERC action.

Renewable Energy Standard Rider – In June 2007, NSP-Minnesota filed an application for a new rate rider to recover the costs associated with utility-owned projects implemented in compliance with the Renewable Energy Standard adopted by the 2007 Minnesota Legislature. The proposed rate adjustment would recover the costs associated with the Grand Meadow wind farm, a 100-MW wind project proposed NSP-Minnesota. The rate rider would recover the 2008 revenue requirements associated with the project of approximately $14.6 million. MPUC consideration of the certificate of need and site certificate needed for the Grand Meadow project is expected before year-end. On Oct. 2, 2007, the MDOC filed comments recommending approval of the certificate of need, and no party has filed opposing comments as of this time.

Fixed Bill Complaint — In January 2007, the MOAG filed a complaint with the MPUC regarding the fixed monthly gas payment programs of NSP-Minnesota and another unaffiliated natural gas utility. This program generally allows customers to elect a fixed monthly payment for natural gas service that will not change for one year regardless of changes in natural gas costs or consumption due to weather. The complaint seeks termination of the program or modification, and seeks interim relief that would allow customers to exit the program.

On July 16, 2007, the MPUC issued its order suspending the program until it determines it is in the public interest. Other terms of the order include allowing low income housing energy assistance program customers to immediately exit the fixed monthly gas payment program retroactive to the start of the current program year without incurring an exit fee. NSP-Minnesota has filed to terminate the program after the current year, and is informing the appropriate customers of their ability to exit the program. In addition, NSP-Minnesota was directed to attempt to resolve all stranded cost issues with the MOAG. If a settlement with the MOAG was not reached, NSP-Minnesota could submit a proposal to the MPUC for resolution. A settlement was not reached. On July 6, 2007, NSP-Minnesota filed its proposal to resolve the phase out of the program, which includes allowing early exit to an identified group of customers whose actual usage varied significantly from that assumed in the fixed bill quote and recovery of all stranded costs associated with both early termination of the program and the exit of the affected low-income and low usage customers. The MOAG disputes recovery of stranded costs and recommends continued investigation. This matter is still pending before the MPUC with a decision expected later this year. Xcel Energy does not expect the complaint to have a material impact on the consolidated financial statements.

Mercury Cost Recovery — On Dec. 29, 2006, NSP-Minnesota requested approval of a Mercury Emissions Reduction Rider. The request is designed to recover approximately $5.4 million during 2007 from Minnesota electric retail customers for costs associated with implementing both the mercury and other environmental improvement portions of the Mercury Emissions Reduction Act of 2006. It was the MDOC’s position that NSP-Minnesota must file the environmental improvement plans required in compliance with the 2006 Mercury Reduction Act before this filing could be approved. NSP-Minnesota subsequently withdrew the filing and obtained approval to accrue costs associated with its compliance with the 2006 Mercury Reduction Act in a deferred account for potential future recovery.

Annual Automatic Adjustment Report for 2006 — On Sept. 2, 2006, NSP-Minnesota filed its annual automatic adjustment report for the period from July 1, 2005 through June 30, 2006, which is the basis for the MPUC review of charges that flow through the FCA mechanism. The MDOC filed comments on April 18, 2007 asserting that NSP-Minnesota had not demonstrated the reasonableness of its cost assignment of certain market energy charges from the MISO Day 2 market between daily sales of excess generation and native energy needs. The MDOC indicated that NSP-Minnesota should provide additional support for its methodology. NSP-Minnesota filed reply comments arguing the cost assignment is consistent with the methodology approved in both a 2000 MPUC investigation of FCA cost allocations and the Dec. 20, 2006 MPUC order authorizing FCA recovery of most MISO Day 2 charges. The MDOC filed reply comments on Oct. 19, 2007 indicating that the cost assignment issues raised in initial comments have been resolved, but raising other issues. NSP-Minnesota anticipates filing reply comments responding to the MDOC’s new recommendations. The 2006 annual automatic adjustment report is pending final MPUC action.

Annual Automatic Adjustment Report for 2007 — On Sept. 4, 2007, NSP-Minnesota filed its annual automatic adjustment report for the period from July 1, 2006 through June 30, 2007, which is the basis for the MPUC review of charges that flow through the FCA mechanism. During that time period, $1.16 billion in fuel and purchased energy costs, including $384 million of MISO Day 2 energy market charges were recovered from customers. The 2007 annual automatic adjustment report is pending MDOC comments and MPUC action.

Annual Review of Remaining Lives Depreciation Filing — On June 4, 2007, NSP-Minnesota recommended lengthening the life of the Monticello nuclear plant by 20 years, effective as of Jan. 1, 2007 as well as certain other smaller life adjustments, as part of its annual review of remaining lives depreciation filing.

On Sept. 20, 2007, the MPUC approved NSP-Minnesota’s remaining lives depreciation filing lengthening the life of the Monticello nuclear plant by 20 years, effective as of Jan. 1, 2007, as well as certain other smaller life adjustments. These adjustments, of approximately $31 million, have been reflected in NSP-Minnesota’s consolidated financial statements for the quarter and period ended Sept. 30, 2007, as a reduction of depreciation expense The MPUC also approved an adjustment to rate base to be used in the next electric rate case that will hold ratepayers indifferent to this change in remaining lives between rate cases. NSP-Minnesota calculated the revenue requirement associated with this adjustment to be approximately $1.4 - $2.8 million, depending on the timing of the next electric rate case. In addition, the lengthening of the remaining life for the Monticello nuclear plant decreased the related asset retirement obligation by $121 million for the third quarter of 2007.

5.              Commitments and Contingent Liabilities

Except as noted below, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Note 4 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. The following include unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

Site Remediation — NSP-Minnesota must pay all or a portion of the cost to remediate sites where past activities of NSP-Minnesota and some other parties have caused environmental contamination. Environmental contingencies could arise from various situations including the following categories of sites:

•              The site of a former manufactured gas plant (MGP) operated by NSP-Minnesota’s predecessors; and

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

Estimates are revised as facts become known. At Sept. 30, 2007, the liability for the cost of remediating these sites was estimated to be $1.0 million, of which $0.3 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

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

NSP- Minnesota has generating facilities that will be impacted by CAIR. On May 30, 2007, the Minnesota Pollution Control Agency (MPCA) issued a notice for implementing CAIR. This notice stated that Minnesota will administer the CAIR and the EPA’s Federal Implementation Plan. Preliminary estimates of capital expenditures associated with compliance with CAIR for the NSP System (Minnesota and Wisconsin) range from $30 million to $40 million. To date NSP-Minnesota has spent $12.3 million on CAIR compliance.

While NSP-Minnesota expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives. NSP-Minnesota believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time. The EPA’s CAMR  uses a national cap-and-trade system, where compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both and is designed to achieve a 70 percent reduction in mercury emissions. It affects all coal- and oil-fired generating units across the country that are greater than 25 megawatts (MW). Compliance with this rule occurs in two phases, with the first phase beginning in 2010 and the second phase in 2018. States will be allocated mercury allowances based on coal type and their baseline heat input relative to other states. Each electric generating unit will be allocated mercury allowances based on its percentage of total coal heat input for the state. Similar to the CAIR, states can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.

NSP-Minnesota currently estimates that it can comply through capital investments in emission controls or purchase of emission “allowances” from other utilities making reductions on their systems. Estimating the cost of compliance with

CAMR is difficult because technologies specifically designed for control of mercury are in the early stages of development and there is no established market on which to base the cost of mercury allowances. NSP-Minnesota’s preliminary analysis for phase I compliance suggests capital costs of approximately $22.7 million for the mercury control equipment and continuous monitoring equipment at the A.S. King, Sherburne County (Sherco) and Black Dog generating facilities. The analysis indicates increased operating and maintenance expenses of approximately $22.6 million, beginning in 2010. Additional costs will be incurred to meet phase II requirements in 2018. To date NSP-Minnesota has spent $1.2 million on mercury monitoring implementation.

Minnesota Mercury Legislation — On May 2, 2006, the Minnesota Legislature enacted the Mercury Emissions Reduction Act of 2006 (Act) providing a process for plans, implementation and cost recovery for utility efforts to curb mercury emissions at certain power plants. For NSP-Minnesota, the Act covers units at the King and Sherco generating facilities. Under the Act, NSP-Minnesota has installed, and will maintain and operate continuous mercury emission monitoring systems or other monitoring methods approved by the MPCA. The information obtained will be used to establish a baseline from which to measure mercury emission reductions. Mercury emission reduction plans must be filed by utilities by Dec. 31, 2007 (dry scrubbed units) and Dec. 31, 2009 (wet scrubbed units) that propose to implement technologies most likely to reduce emissions by 90 percent. Implementation would occur by Dec. 31, 2009 for one of the dry scrubbed units, Dec. 31, 2010 for the remaining dry scrubbed unit and Dec. 31, 2014 for wet scrubbed units. The cost of controls will be determined as part of the engineering analysis portion of the mercury reduction plans and is currently estimated to range from  $22.7 to $280.2 million for the mercury control and continuous monitoring equipment, with increased operating and maintenance expenses estimated to range from approximately $22.6 million to $48.4 million. The lower values include costs to achieve a 50 percent mercury reduction for Sherco units 1 and 2, beginning in 2010. The higher values include costs to try to achieve a 90 percent mercury reduction for Sherco units 1 and 2, beginning in 2010 and escalating to 2013. The lower cost estimates are also included above as part of the total cost estimate to comply with CAMR. Utilities subject to the Act may also submit plans to address non-mercury pollutants subject to federal and state statutes and regulations, which became effective after Dec. 31, 2004. Cost recovery provisions of the Act also apply to these other environmental initiatives. On Sept. 15, 2006, NSP-Minnesota filed a request with the MPUC for recovery of up to $6.3 million of certain environmental improvement costs that are expected to be recoverable under the Act. On Jan. 11, 2007, the MPUC approved this request to defer these costs as a regulatory asset with a cap of $6.3 million. To date NSP-Minnesota has spent $1.2 million on mercury monitoring implementation.

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

Voluntary Capacity Upgrade and Emissions Reduction Filing — On Jan. 2, 2007, NSP-Minnesota submitted a filing to the MPUC for a major emissions reduction project at Sherco Units 1, 2 and 3 to reduce emissions and expand capacity. The preliminary projected cost of this project was estimated at $900 million and encompasses the higher value mercury control costs discussed above in the Minnesota Mercury Legislation section. NSP-Minnesota’s investments are subject to MPUC approval of a cost recovery mechanism. An updated regulatory filing detailing the proposed project is planned in the fourth quarter of 2007.

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. On Jan. 25, 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remands. As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.

Legal Contingencies

In the normal course of business, NSP-Minnesota is subject to claims and litigation arising from prior and current operations. NSP-Minnesota is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition when it can be reasonably estimated.

Metropolitan Airports Commission vs. Northern States Power Company — On Dec. 30, 2004, the Metropolitan Airports Commission (MAC) filed a complaint in Minnesota State District Court in Hennepin County asserting that NSP-Minnesota is required to relocate facilities on MAC property at the expense of NSP-Minnesota. MAC claims that approximately $7.1 million charged by NSP-Minnesota over the past five years for relocation costs should be repaid. Both parties asserted cross motions for partial summary judgment on a separate and less significant claim concerning legal obligations associated with rent payments allegedly due and owing by NSP-Minnesota to MAC for the use of its property for a substation that serves MAC. A hearing regarding these cross motions was held in January 2006. In February 2006, the court granted MAC’s motion on this issue, finding that there was a valid lease and that the past course of action between the parties required NSP-Minnesota to continue making rent payments. NSP-Minnesota had made rent payments for 45 years. Depositions of key witnesses took place in February, March and April of 2006. The parties entered into settlement negotiations in May 2006, and in August 2006 reached an oral settlement of the dispute. The final form of the settlement documents was agreed upon and the settlement documents were executed in September 2007. The Court  filed an order of dismissal on Oct. 15, 2007. The settlement is not expected to have a material impact on NSP-Minnesota’s consolidated financial statements.

Siewert vs. Xcel Energy — Plaintiffs, the owners and operators of a Minnesota dairy farm, brought an action against NSP-Minnesota alleging negligence in the handling, supplying, distributing and selling of electrical power systems; negligence in the construction and maintenance of distribution systems; and failure to warn or adequately test such systems. Plaintiffs allege decreased milk production, injury, and damage to a dairy herd as a result of stray voltage resulting from NSP-Minnesota’s distribution system. Plaintiffs’ expert report on the economic damage to their dairy farm states that the total present value of plaintiffs’ loss is $6.8 million. NSP-Minnesota denies all allegations and made motions to exclude the testimony of plaintiffs’ experts. Both sides made motions for summary judgment, which were denied in September 2007, except that plaintiffs’ trespass claims were dismissed. NSP-Minnesota filed a motion to certify questions for immediate appellate review on Oct. 16, 2007, which is scheduled to be heard on Oct. 30, 2007. NSP-Minnesota has also petitioned the Minnesota Court of Appeals for permission to appeal. The trial is scheduled to commence in January 2008.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions. Although NSP-Minnesota is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on NSP-Minnesota. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or natural gas-fired power plants. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the judge granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals. On June 21, 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act. In response to the request of the Second Circuit Court of Appeals, the defendant utilities filed a letter brief on July 6, 2007, stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. It is unknown when the Second Circuit Court of Appeals will rule on the appeal.

Hoffman vs. Northern States Power Company — On March 15, 2006, a purported class action complaint was filed in Minnesota State District Court in Hennepin County, on behalf of NSP-Minnesota’s residential customers in Minnesota, North Dakota and South Dakota for alleged breach of a contractual obligation to maintain and inspect the points of connection between NSP-Minnesota’s wires and customers’ homes within the meter box. Plaintiffs claim NSP-Minnesota’s alleged breach results in an increased risk of fire and is in violation of tariffs on file with the MPUC. Plaintiffs seek injunctive relief and damages in an amount equal to the value of inspections plaintiffs claim NSP-Minnesota was required to perform over the past six years. NSP-Minnesota filed a motion for dismissal on the pleadings, which was heard on Aug. 16, 2006. In November 2006, the court issued an order denying NSP-Minnesota’s motion. On Nov. 28, 2006, pursuant to a motion by NSP-Minnesota, the court certified the issues raised in NSP-Minnesota’s original motion as important and doubtful. This certification permits NSP-Minnesota to file an appeal, and it has done so. Briefs have been filed, and oral arguments were heard  Oct. 24, 2007.

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court for the Southern District of Mississippi. Although NSP-Minnesota is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on NSP-Minnesota. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety. On Aug.30, 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. On Sept. 17, 2007, plaintiffs filed a notice of appeal to the Fifth Circuit.

Schiltgen vs. Northern States Power Co. et al. — In November 2006, a suit was filed against NSP-Minnesota and others in the Minnesota State District Court in Washington County, alleging that negligence on the part of NSP-Minnesota and others led to severe injuries when the plaintiff contacted an electrical distribution line while working with a portable grain auger. The matter was settled at mediation on Oct. 9, 2007, and the settlement is not expected to have a material impact on NSP-Minnesota’s consolidated financial statements.

Nuclear Waste Disposal Litigation - In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the United  States Department of Energy’s (DOE) failure to begin disposing of spent nuclear fuel by Jan. 31, 1998, as required by the contract between the DOE and NSP-Minnesota. When the matter went to trial in October 2006, NSP-Minnesota was claiming damages in excess of $100 million through Dec. 31, 2004. On Sept. 26, 2007, the court awarded NSP-Minnesota $116.5 million in damages. On Oct. 11, 2007 the DOE filed a motion for reconsideration in which it asks the court to reverse several of its key findings. NSP-Minnesota has been given until Nov. 13, 2007 to respond to the motion. The DOE has 60 days from Sept. 26, 2007, in which to file an appeal. Results of the judgment will not be recorded in earnings until the regulatory treatment and amounts to be shared with rate payers has been resolved. Given the uncertainty of a potential appeal and regulatory treatment by the various utility commissions, it is unclear as to how much, if any, of this judgment will ultimately have a net impact on earnings.

On Aug. 15, 2007, NSP-Minnesota filed a second complaint against the DOE in the Court of Federal Claims, again claiming breach of contract damages for the DOE’s continuing failure to abide by the terms of the contract. This lawsuit claims damages for the period Jan. 1, 2005 through June 30, 2007, which includes costs associated with the storage of spent nuclear fuel at Prairie Island and Monticello, as well as the costs of complying with state regulation relating to the storage of spent nuclear fuel. The amount of such damages is expected to exceed $40 million. The government has asked for and received an extension to file its answer, and its answer is now due Dec. 14, 2007.

6.              Short-term Borrowings and Other Financing Instruments

As of Sept. 30, 2007, NSP-Minnesota had $144.7 million of short-term debt outstanding at a weighted average interest rate of 5.49 percent.

7.              Long-term Borrowings and Other Financing Instruments

On June 26, 2007, NSP-Minnesota issued $350 million of 6.20 percent first mortgage bonds, series due July 1, 2037. NSP-Minnesota added the net proceeds from the sale of the first mortgage bonds to its general funds and applied a portion of the proceeds to the repayment of commercial paper.

On Aug. 1, 2007, NSP-Minnesota redeemed all of its outstanding 8.00 percent Notes, Series due 2042, at a redemption price equal to 100 percent of the principal amount of the notes ($25.00), plus accrued and unpaid interest on the notes, if any, to the redemption date.

On Aug. 29, 2007, NSP-Minnesota borrowed $200 million against its $500 million five-year unsecured credit facility. The weighted average interest rate on the borrowing was 5.76 percent. The borrowing was repaid on Oct. 1, 2007.

8.              Derivative Valuation and Financial Impacts

NSP-Minnesota uses a number of different derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS 133 -”Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.

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

As of Sept. 30, 2007, NSP-Minnesota had various commodity-related contracts designated as cash flow hedges extending through May 2008. The fair value of these cash flow hedges is recorded in Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

NSP-Minnesota enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income.

As of Sept. 30, 2007, NSP-Minnesota had net gains of approximately $1.1 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that it expects to recognize in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. NSP-Minnesota is allowed to recover in natural gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was an immaterial amount of ineffectiveness in the third quarter of 2007.

The impact of qualifying cash flow hedges on NSP-Minnesota’s Accumulated Other Comprehensive Income, included as a component of common stockholder’s equity, are detailed in the following table:

	Nine months ended Sept. 30,
(Millions of dollars)	2007	2006
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$9.4	$—
After-tax net unrealized gains related to derivatives accounted for as hedges	2.1	9.6
After-tax net realized gains on derivative transactions reclassified into earnings	(0.3)	—
Accumulated other comprehensive income related to cash flow hedges at Sept. 30	$11.2	$9.6

Derivatives Not Qualifying for Hedge Accounting

NSP-Minnesota enters into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS 133. The results of these transactions are reported in the Consolidated Statements of Income.

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

9.              Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of dollars)	2007	2006	2007	2006
Interest income	$2,413	$4,348	$6,501	$10,156
Equity income in unconsolidated affiliates	20	372	770	931
Other nonoperating income	239	1,274	266	1,664
Other nonoperating expense	(1,640)	(1,361)	(4,495)	(4,411)
Total interest and other income, net	$1,032	$4,633	$3,042	$8,340

10.  Segment Information

NSP-Minnesota has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended Sept. 30, 2007
Revenues from:
External customers	$1,020,265	$64,375	$4,530	$—	$1,089,170
Internal customers	137	4,086	—	(4,223)	—
Total revenue	$1,020,402	$68,461	$4,530	$(4,223)	$1,089,170
Segment net income (loss)	$133,640	$(7,107)	$(5,077)	$—	$121,456

Three months ended Sept. 30, 2006
Revenues from:
External customers	$1,001,789	$74,792	$3,622	$—	$1,080,203
Internal customers	115	4,807	—	(4,922)	—
Total revenue	$1,001,904	$79,599	$3,622	$(4,922)	$1,080,203
Segment net income (loss)	$129,696	$(6,853)	$7,862	$—	$130,705

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended Sept. 30, 2007
Revenues from:
External customers	$2,666,147	$531,534	$13,849	$—	$3,211,530
Internal customers	396	13,041	—	(13,437)	—
Total revenue	$2,666,543	$544,575	$13,849	$(13,437)	$3,211,530
Segment net income	$204,322	$14,557	$1,454	$—	$220,333

Nine months ended Sept. 30, 2006
Revenues from:
External customers	$2,454,916	$528,935	$13,410	$—	$2,997,261
Internal customers	321	6,359	—	(6,680)	—
Total revenue	$2,455,237	$535,294	$13,410	$(6,680)	$2,997,261
Segment net income	$203,961	$4,133	$11,673	$—	$219,767

11. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions of dollars)	2007	2006	2007	2006
Net income	$121.5	$130.7	$220.3	$219.8
Other comprehensive income:
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges (see Note 8)	0.9	(0.1)	2.1	9.6
After-tax net realized gains on derivative transactions reclassified into earnings (see Note 8)	(0.1)	—	(0.3)	—
Other comprehensive income (loss)	0.8	(0.1)	1.8	9.6
Comprehensive income	$122.3	$130.6	$222.1	$229.4

12. Benefit Plans and Other Postretirement

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Minnesota.

Components of Net Periodic Benefit Cost

	Three months ended Sept. 30,
	2007 (1)	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,520	$15,406	$1,453	$1,659
Interest cost	41,313	38,854	12,619	13,234
Expected return on plan assets	(66,208)	(67,017)	(7,600)	(6,690)
Amortization of transition obligation	—	—	3,644	3,611
Amortization of prior service cost (credit)	6,487	7,424	(545)	(544)
Amortization of net loss	4,211	4,339	3,550	6,200
Net periodic benefit cost (credit)	1,323	(994)	13,121	17,470
Credits not recognized due to the effects of regulation	2,787	3,159	—	—
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$4,110	$2,165	$14,093	$18,442

NSP-Minnesota
Net periodic benefit cost (credit)	$(2,289)	$(2,843)	$3,440	$4,289
Additional cost recognized due to the effects of regulation	2,787	3,159	—	—
Net benefit cost recognized for financial reporting	$498	$316	$3,440	$4,289

	Nine months ended Sept. 30,
	2007 (1)	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$46,560	$46,220	$4,359	$4,975
Interest cost	123,939	116,560	37,857	39,704
Expected return on plan assets	(198,624)	(201,049)	(22,800)	(20,068)
Amortization of transition obligation	—	—	10,932	10,833
Amortization of prior service cost (credit)	19,461	22,272	(1,635)	(1,634)
Amortization of net loss	12,633	13,015	10,650	18,598
Net periodic benefit cost (credit)	3,969	(2,982)	39,363	52,408
Credits not recognized due to the effects of regulation	8,361	9,477	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$12,330	$6,495	$42,281	$55,326

NSP-Minnesota
Net periodic benefit cost (credit)	$(6,869)	$(8,530)	$10,321	$12,866
Additional cost recognized due to the effects of regulation	8,361	9,477	—	—
Net benefit cost recognized for financial reporting	$1,492	$947	$10,321	$12,866

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

13. Nuclear Management Company

On Sept. 28, 2007, NSP-Minnesota obtained 100 percent ownership in Nuclear Management Company (NMC) as a result of Wisconsin Energy Corporation (WEC), exiting the partnership due to the sale of its Point Beach Nuclear Plant to FPL Energy. Accordingly, the results of operations of NMC and the estimated fair value of assets and liabilities were included in NSP-Minnesota’s consolidated financial statements from the Sept. 28, 2007, transaction date. WEC was required to pay an exit fee and surrender all of its equity interest in NMC upon exiting. The effect of this transaction was not material to the financial position or the results of operations to NSP-Minnesota for the three and nine months ended Sept. 30, 2007 and 2006. NSP-Minnesota plans to reintegrate its nuclear operations into its generation operations and apply to the Nuclear

Regulatory Commission to transfer the nuclear operating licenses from NMC to NSP-Minnesota. The transfer of licenses is expected to be completed in early 2008.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended Sept. 30, 2007.

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

RESULTS OF OPERATIONS

NSP-Minnesota’s net income was approximately $220.3 million for the first nine months of 2007, compared with approximately $219.8 million for the first nine months of 2006.

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

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Nine months ended Sept. 30, 2007
Electric utility revenues (excluding commodity trading)	$2,542	$122	$—	$2,664
Electric fuel and purchased power	(1,106)	(114)	—	(1,220)
Commodity trading revenues	—	—	96	96
Commodity trading costs	—	—	(94)	(94)
Gross margin before operating expenses	$1,436	$8	$2	$1,446
Margin as a percentage of revenues	56.5%	6.6%	2.1%	52.4%

Nine months ended Sept. 30, 2006
Electric utility revenues (excluding commodity trading)	$2,341	$111	$—	$2,452
Electric fuel and purchased power	(960)	(99)	—	(1,059)
Commodity trading revenues	—	—	109	109
Commodity trading costs	—	—	(106)	(106)
Gross margin before operating expenses	$1,381	$12	$3	$1,396
Margin as a percentage of revenues	59.0%	10.8%	2.8%	54.5%

The following summarizes the components of the changes in base electric revenues and base electric margin for the nine months ended Sept. 30:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006

Fuel and purchased power cost recovery	$90
Interchange agreement billing with NSP-Wisconsin	29
Retail sales growth (excluding weather impact)	23
Metropolitan emissions reduction project (MERP) rider	22
Transmission revenue	13
Conservation and non-fuel riders	8
Estimated impact of weather	6
Firm wholesale	4
Other	6
Total increase in base electric revenues	$201

Base Electric Margin

(Millions of dollars)	2007 vs. 2006

Retail sales growth (excluding weather impact)	$22
MERP rider	22
Conservation and non-fuel riders	8
Estimated impact of weather	5
Purchased capacity costs	(11)
Other, including sales mix, other fuel recovery and purchased capacity costs	9
Total increase in base electric margin	$55

Natural Gas Utility Margins — The following table details the change in natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Nine months ended Sept. 30,
(Millions of dollars)	2007	2006

Natural gas utility revenues	$532	$529
Cost of natural gas sold and transported	(413)	(419)
Natural gas utility margin	$119	$110

The following summarizes the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of dollars)	2007 vs. 2006

Estimated impact of weather on firm sales volume	$22
Base rate changes – Minnesota and North Dakota	8
Sales growth (excluding weather impact)	2
Purchased gas adjustment clause recovery	(26)
Kansas property tax refund	(4)
Other	1
Total increase in natural gas revenues	$3

Natural Gas Margin

(Millions of dollars)	2007 vs. 2006

Base rate changes – Minnesota and North Dakota	$8
Estimated impact of weather on firm sales volume	4
Sales growth (excluding weather impact)	2
Kansas property tax refund	(4)
Transportation and other	(1)
Total increase in natural gas margin	$9

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other utility operating and maintenance expense for the nine months ended Sept. 30:

(Millions of dollars)	2007 vs. 2006

Higher nuclear plant operation costs	$10
Higher combustion/hydro costs	9
Higher conservation incentive program costs	9
Higher uncollectible receivable costs	5
Higher nuclear plant outage expenses	4
Higher materials and supplies costs	1
Lower employee benefit costs	(5)
Lower fleet costs	(3)
Lower information technology costs	(2)
Other	4
Total increase in other operating and maintenance expense	$32

Depreciation and Amortization – Depreciation and amortization expense decreased by approximately $14.9 million, or 4.7 percent, for the first nine months of 2007, compared with the first nine months of 2006. Depreciation and amortization expense typically increases 3-5 percent year over year because of increased property, plant and equipment expenditures. This decrease for the first nine months of 2007 was primarily due to the MPUC approval of NSP-Minnesota’s remaining lives depreciation filing lengthening the life of the Monticello nuclear plant by 20 years, effective as of Jan. 1, 2007, as well as certain other smaller life adjustments. The adjustments from this order resulted in an approximate $31 million reduction of depreciation expense. The completion of the upgrade to the King plant, which came on line July 15, 2007, increased depreciation expense by $3.5 million. These two events when combined with the normal increase in depreciation expense from increased property, plant and equipment expenditures for planned system expansion resulted in the $14.9 million decrease for the year.

Interest Charges – Interest charges increased by approximately $15.6 million, or 12.7 percent, for 2007, compared with 2006. The increase was due higher average debt balances. In addition, interest expense increased due to the accrual during the first nine months of 2007 for the Minnesota electric interim rate and wholesale margin ratepayer sharing refunds.

Allowance for funds used during construction, equity and debt (AFDC) – AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction. Generally, these costs are recovered from customers, in future rates, as the related property is depreciated. NSP-Minnesota’s MERP project consists of converting two coal-fueled electric generating plants located in the Minneapolis - St. Paul metropolitan area to natural gas, and installing advanced pollution control equipment at a third coal-fired plant. The first of these projects began operating in July 2007 with the remaining two expected to begin operations by 2009. AFDC, resulting in part from these projects, increased by approximately $4.5 million, or 18.8 percent for the first nine months of 2007, compared with the same period in 2006. The increase was partially offset by the current recovery from customers of the financing costs related to MERP through a rate rider, resulting in a lower recognition of AFDC.

Income taxes – Income tax expense increased by approximately $28.2 million for the first nine months of 2007 compared with the first nine months of 2006. The increase in tax expense in 2007 was primarily due to an increase in pretax income and an increase in the forecasted annual effective tax rate in 2007 and the reversal of a $9.8 million regulatory reserve in 2006. The effective tax rate was 38.6 percent for the first nine months of 2007, compared with 33.4 percent for the same period in 2006. The increase in the effective tax rate was primarily due to an increase in the forecasted effective rate for 2007 as compared to 2006 and the recognition of a tax benefit relating to the reversal of a regulatory reserve in 2006. Excluding this benefit, the effective tax rate for the first nine months of 2006 would have been 36.3 percent.

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

The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System. On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of NSP-Minnesota briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages. The initial transmission line outage appears to have occurred on the NSP-Minnesota transmission system due to a failure of a 345 KV conductor during severe weather, and approximately 6,000 NSP-Wisconsin customers temporarily lost power. The Midwest Reliability Organization (MRO), the NERC regional entity responsible for oversight of the electric system reliability in the upper Midwest, including the NSP System, has initiated an independent incident analysis.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to a RTO. NSP-Minnesota is a member of the MISO. Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. NSP-Minnesota submitted the initial required revisions to its Open Access Transmission Tariff (OATT) on July 13, 2007 and Sept. 11, 2007, as required.

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

Centralized Regional Wholesale Markets — FERC rules allow RTO’s to operate centralized regional wholesale energy markets. The FERC approved the MISO to begin operation of a “Day 2” wholesale energy market on April 1, 2005. MISO uses security constrained regional economic dispatch and congestion management using Locational Marginal Pricing (LMP) and Financial Transmission Rights (FTRs). The Day 2 market is intended to provide more efficient generation dispatch over the 15 state MISO region.

On Feb. 15, 2007, the MISO filed for FERC approval to establish a “Day 3” centralized regional wholesale ancillary services market (ASM) in 2008. The ASM is intended to provide further efficiencies in generation dispatch by allowing for regional regulation response and contingency reserve services through a bid-based market mechanism co-optimized with the Day 2 energy market. In addition, MISO would consolidate the operation of approximately 20 existing NERC approved balancing authorities (the entity responsible for maintaining reliable operations for a defined geographic region) into a single regional balancing authority. The ASM and balancing authority consolidation are expected to benefit NSP-Minnesota’s integrated operation by reducing the total cost of intermittent generation resources such as wind energy. On June 21, 2007, the FERC issued an order rejecting the ASM proposal as incomplete, as recommended by Xcel Energy. The FERC stated the ASM could still be implemented in 2008.

On Sept. 14, 2007, MISO again filed for FERC approval to establish a regional ASM whereby MISO would provide bid-based regulation response and contingency reserve markets co-optimized with the Day 2 energy market and provide for the consolidation of balancing authorities. The revised ASM is now proposed to be effective in June 2008. Xcel Energy generally supports implementation of the ASM, because it will allow native NSP System generation to be used more efficiently, since certain generation will not always need to be held in reserve, and the ASM is expected to facilitate the operation of intermittent wind generation on the NSP System required to achieve state-mandated renewable energy supply standards. Comments on the ASM proposal were filed on Oct. 15, 2007. The proposal is pending FERC action.

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

The MPUC issued its order on Aug. 30, 2007. In it, the MPUC found that:

•                   Excelsior Energy is an innovative energy project under the applicable statute,

•                   The terms and conditions of the proposed PPA are inconsistent with the public interest and are denied,

•                   Excelsior Energy and NSP-Minnesota should resume negotiations towards an acceptable PPA, with assistance from the Minnesota Department of Commerce and the guidance provided by the order, and

•                   The MPUC will explore a state-wide market for the output of this project.

Both NSP-Minnesota and Excelsior Energy filed timely requests for rehearing or clarification of this decision, which are pending before the MPUC. MPUC action is scheduled for Nov. 1, 2007.

Meanwhile, the administrative law judge (ALJ) issued a decision in Phase 2 of this proceeding, recommending denial of Excelsior’s proposed PPA for a second IGCC project. Exceptions and replies have been filed. The MPUC is expected to take up this matter before year-end.

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

NSP-Minnesota Base Load Acquisition Proceeding — On Nov. 1, 2006, NSP-Minnesota filed a proposal with the MPUC for a purchase of 375 MW of capacity and energy from Manitoba Hydro for the period 2015-2025 and the purchase of 380 MW of wind energy to fulfill the base load need identified in the 2004 resource plan. The proposal included a signed term sheet with Manitoba Hydro and a process to acquire the wind energy. Alternative suppliers were entitled to submit competing proposals to the MPUC by Dec. 18, 2006. An alternate supplier proposed a 375 MW share of a lignite plant located in North Dakota and 380 MW of wind energy generation, with an option for Xcel Energy ownership in both components. The MPUC referred the matter to a contested case proceeding. On July 20, 2007, NSP-Minnesota filed a petition asking to suspend the proceeding until NSP-Minnesota can complete its analysis of the impact of the RES and conservation goals on its need for additional resources, as outlined in the Notice of Changed Circumstance in the Resource Plan filed by NSP-Minnesota with the MPUC on July 20, 2007.

In September 2007, the MPUC approved NSP-Minnesota’s Notice of Changed Circumstance and required NSP-Minnesota to file a new Resource Plan by Dec. 14, 2007. Following review of the filing and expiration of the notice and comment period, the MPUC is expected to take up the matter of schedule for the base load proceeding.

Additional Base Load Capacity Projects for Sherco, Monticello and Prairie Island — NSP-Minnesota had committed to file for necessary approvals for projects to increase the capacity and provide additional base load generation from its Sherco, Monticello and Prairie Island generating facilities by Sept. 1, 2007. On July 20, 2007, NSP-Minnesota filed a Notice of Changed Circumstance with the MPUC seeking to delay these proceedings until NSP-Minnesota can complete its analysis of the impact of the Renewable Energy Standards and conservation goals on its need for additional resources. In September 2007, the MPUC approved the Notice of Changed Circumstance and directed NSP-Minnesota to file a new Resource Plan by Dec. 14, 2007. NSP-Minnesota intends to file applications for appropriate certificates of needs for these projects, if confirmed by the Resource Plan, in a timely manner with or around the time of the Resource Plan to allow for consideration of the proposals using consistent data and assumptions.

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

The MPUC granted a routing permit for the first major transmission facilities in the development program in 2004. The remaining routing permit proceedings were completed in 2005. NSP-Minnesota now expects to complete the transmission construction in 2008 at a cost of approximately $230 million.

In late 2006, NSP-Minnesota filed applications for certificates of need with the MPUC for three additional transmission lines in southwestern Minnesota and one in Chisago County, Minnesota. On Sept. 17, 2007, the MPUC issued a certificate of need authorizing NSP-Minnesota to construct three new 115 KV transmission lines (totaling 35 to 50 miles) in southwestern Minnesota to provide approximately 400 MW of incremental transmission delivery capacity for wind generation. The three projects, including associated substations, are expected to cost $72.5 million. The MPUC order required NSP-Minnesota to file required route permit applications by January 2008 and complete construction by Spring 2009. Evidentiary hearings regarding the Chisago County, Minnesota project were held in September 2007. The MPUC is expected to rule on the Chisago County project by late 2007 or early 2008. The project would be placed in service in 2010.

In addition, NSP-Minnesota and Great River Energy, on behalf of nine other regional transmission providers, filed a certificate of need application on Aug. 17, 2007, for three 345 KV transmission lines serving Minnesota and parts of surrounding states. As stated in the application, the three lines would include construction of approximately 700 miles of new facilities at a cost of $1.4 to $1.7 billion, with construction to be completed in phases between 2011 and 2015. The application put forth a potential ownership percentage of 36 to 72 percent for each of the three 345 KV projects for NSP-Minnesota and NSP-Wisconsin (combined). The certificate of need application for a fourth (230 KV) project is expected to be filed by year end 2007. Updated NSP-Minnesota and NSP-Wisconsin cost estimates are expected following the negotiation of Project Agreements outlining the terms and conditions related to construction management, ownership, operations and maintenance of these facilities.

FCA Investigation — In 2003, the MPUC opened an investigation to consider the continuing usefulness of the FCAs for electric utilities in Minnesota. There was no further activity until the MPUC issued a notice for comments on April 5, 2007, as to whether to continue the statewide investigation.

Pursuant to the notice, utilities in Minnesota, the MDOC and the OAG filed initial and reply comments on April 30, 2007 and June 1, 2007, respectively. The utilities generally argued the 2003 investigation could be closed, with remaining issues addressed in the separate investigation initiated by the Dec. 20, 2006 order in the MISO Day 2 cost recovery docket. The MDOC filed comments seeking to continue the investigations. In response, the utilities filed additional comments on Sept. 28, 2007 that indicated a willingness to continue with the investigation and provide more information to both regulators and customers regarding fuel and purchased power costs, plant outages, and other factors affecting fuel clause levels. Reply comments are due in October 2007. The MPUC is then expected to decide whether to continue or close the 2003 investigation.

Grand Meadow Wind Farm — In June 2007, NSP-Minnesota filed an application for a certificate of need for the Grand Meadows wind farm, a 100-MW development to be located in southeast Minnesota. NSP-Minnesota began developing this project pursuant to legislation adopted by the 2003 Minnesota legislature that provided the company the right to own 100 MWs of the 300 additional MWs of wind mandates required as part of its consideration of life extension at the Prairie Island nuclear plant. The Grand Meadows project would be implemented under a build-own-transfer agreement between NSP-Minnesota and enXco, a wind project developer. Total project costs are estimated to be approximately $200 million. In October 2007, the MDOC recommended approval of the certificate of need; no other public comments were received on the application. The MPUC is expected to take up this matter later this year. The application for a site permit, filed by enXco, is still pending review by the MDOC and approval by the MPUC. If approved, construction is expected to start in early 2008.

Capital Structure Petition - NSP-Minnesota filed its regular annual capital structure petition with the MPUC on Oct. 16, 2007. NSP-Minnesota is requesting an order by Dec. 31, 2007, which will approve the request for ongoing security issuance and increased capitalization. Although NSP-Minnesota may exceed its authorized capitalization in January 2008, NSP-Minnesota has a 60-day contingency period to be outside of the current authorized parameters. See a discussion of the long-term borrowings at Note 8 to the consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct. 29, 2007.

Northern States Power Co. (a Minnesota corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer