Form 10-Q
period 2008-03-31
NORTHERN STATES POWER CO
filed 2008-05-05
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common Stock, $0.01 par value	1,000,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended
	March 31,
	2008	2007

Operating revenues
Electric utility	$870,235	$792,554
Natural gas utility	392,605	348,215
Other	4,884	4,866
Total operating revenues	1,267,724	1,145,635

Operating expenses
Electric fuel and purchased power	414,388	370,473
Cost of natural gas sold and transported	319,153	282,800
Cost of sales – nonregulated and other	2,367	1,949
Other operating and maintenance expenses	258,756	246,801
Depreciation and amortization	102,656	108,780
Taxes (other than income taxes)	39,539	36,974
Total operating expenses	1,136,859	1,047,777

Operating income	130,865	97,858

Interest and other income, net	4,311	1,031
Allowance for funds used during construction – equity	6,370	5,406

Interest charges and financing costs
Interest charges – includes financing costs of $1,353 and $1,280, respectively	47,655	44,442
Allowance for funds used during construction – debt	(4,348)	(4,321)
Total interest charges and financing costs	43,307	40,121

Income before income taxes	98,239	64,174
Income taxes	34,271	21,671
Net income	$63,968	$42,503

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended
	March 31,
	2008	2007
Operating activities
Net income	$63,968	$42,503
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104,709	111,025
Nuclear fuel amortization	13,387	11,554
Deferred income taxes	42,077	47,338
Amortization of investment tax credits	(938)	(1,211)
Allowance for equity funds used during construction	(6,370)	(5,406)
Net realized and unrealized hedging and derivative transactions	4,636	7,858
Changes in operating assets and liabilities:
Accounts receivable	1,606	(53,065)
Accounts receivable from affiliates	10,320	11,992
Accrued unbilled revenues	37,826	72,828
Inventories	59,954	54,655
Recoverable purchased natural gas and electric energy costs	(18,696)	(32,413)
Other current assets	(2,838)	(2,320)
Accounts payable	15,804	(54,485)
Net regulatory assets and liabilities	14,555	1,806
Other current liabilities	(21,369)	13,483
Change in other noncurrent assets	3,777	331
Change in other noncurrent liabilities	2,863	10,402
Net cash provided by operating activities	325,271	236,875

Investing activities
Utility capital/construction expenditures	(269,230)	(279,392)
Allowance for equity funds used during construction	6,370	5,406
Purchase of investments in external decommissioning fund	(227,987)	(149,841)
Proceeds from sale of investments in external decommissioning fund	217,139	138,993
Investments in utility money pool arrangement	(246,100)	—
Repayments from utility money pool arrangement	74,800	—
Advances to affiliate	(113,100)	(65,900)
Advances from affiliate	145,700	95,100
Other investments	1,159	(835)
Net cash used in investing activities	(411,249)	(256,469)

Financing activities
Proceeds from (repayment of) short-term borrowings, net	(281,500)	64,000
Borrowings under utility money pool arrangement	183,500	137,900
Repayments under utility money pool arrangement	(278,600)	(137,900)
Proceeds from issuance of long-term debt	493,883	—
Repayment of long-term debt	(3)	(3)
Capital contributions from parent	150,000	30,000
Dividends paid to parent	(56,094)	(56,105)
Net cash provided by financing activities	211,186	37,892

Net increase in cash and cash equivalents	125,208	18,298
Cash and cash equivalents at beginning of period	24,626	16,019
Cash and cash equivalents at end of period	$149,834	$34,317

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$70,020	$55,406
Cash paid for income taxes (net of refunds received)	(40,898)	(7,023)
Supplemental disclosure of non-cash flow investing transactions:
Property, plant and equipment additions in accounts payable	$13,558	$35,778

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2008	Dec. 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$149,834	$24,626
Investments in utility money pool arrangement	171,300	—
Notes receivable from affiliates	26,000	58,600
Accounts receivable, net	440,324	441,930
Accounts receivable from affiliates	20,758	31,078
Accrued unbilled revenues	188,575	226,401
Recoverable purchased natural gas and electric energy costs	55,553	36,857
Inventories	210,684	270,638
Derivative instruments valuation	44,324	51,233
Prepayments and other	38,447	52,875
Total current assets	1,345,799	1,194,238

Property, plant and equipment, net	6,649,360	6,482,681

Other assets:
Nuclear decommissioning fund investments	1,258,328	1,317,564
Regulatory assets	396,201	359,782
Prepaid pension asset	275,959	270,436
Derivative instruments valuation	150,600	156,975
Other investments	18,875	20,034
Other	22,806	18,622
Total other assets	2,122,769	2,143,413
Total assets	$10,117,928	$9,820,332

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$28	$31
Short-term debt	60,000	341,500
Borrowings under utility money pool arrangement	—	95,100
Accounts payable	377,454	369,394
Accounts payable to affiliates	56,255	53,975
Taxes accrued	150,216	122,648
Accrued interest	34,647	61,485
Dividends payable to parent	56,668	56,094
Derivative instruments valuation	20,346	23,311
Other	44,209	64,968
Total current liabilities	799,823	1,188,506

Deferred credits and other liabilities:
Deferred income taxes	903,018	898,725
Deferred investment tax credits	42,819	43,757
Asset retirement obligations	1,282,481	1,264,368
Regulatory liabilities	647,902	639,228
Derivative instruments valuation	230,711	236,832
Pension and employee benefit obligations	196,818	201,624
Other	81,777	68,585
Total deferred credits and other liabilities	3,385,526	3,353,119

Commitments and contingent liabilities Capitalization:
Long-term debt	2,961,804	2,463,078
Common stock — authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Additional paid in capital	1,861,993	1,711,994
Retained earnings	1,104,024	1,097,357
Accumulated other comprehensive income	4,748	6,268
Total common stockholder’s equity	2,970,775	2,815,629
Total liabilities and equity	$10,117,928	$9,820,332

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2008, and Dec. 31, 2007; the results of its operations for the three months ended March 31, 2008 and 2007; and its cash flows for the three months ended March 31, 2008 and 2007. Due to the seasonality of electric and natural gas sales of NSP-Minnesota, interim results are not necessarily an appropriate base from which to project annual results.

1.   Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Fair Value Measurements –NSP-Minnesota presents interest rate derivatives, commodity derivatives, and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements.  For interest rate derivatives, broker quotes are used to establish fair value.  For commodity derivatives, the most observable inputs available are used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, NSP-Minnesota may use broker quotes for identical or similar contracts, or internally prepared valuation models to determine fair value.  For the nuclear decommissioning fund, published trading data, broker quotes and market inputs are utilized to estimate fair value for each class of security.

2.   Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157) — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.

In February 2008, the FASB issued Effective Date of FASB Statement No. 157 (FASB Statement of Position (FSP) No. 157-2 (FSP No. 157-2)).  FSP No. 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after Nov. 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

As of Jan. 1, 2008, NSP-Minnesota adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FSP No. 157-2.  The adoption did not have a material impact on its consolidated financial statements.  For additional discussion and SFAS No. 157 required disclosures see Note 10 to the consolidated financial statements.

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

Business Combinations (SFAS No. 141 (revised 2007)) — In December 2007, the FASB issued SFAS No. 141R, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. NSP-Minnesota will evaluate the impact of SFAS No. 141R on its consolidated financial statements for any potential business combinations subsequent to Jan. 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after Dec. 15, 2008. NSP-Minnesota is evaluating the impact of SFAS No. 160 on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures of objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008, with early application encouraged.  NSP-Minnesota is currently evaluating the impact of adoption of SFAS No. 161.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (Emerging Issues Task Force (EITF) Issue No. 06-4) — In June 2006, the EITF reached a consensus on EITF No. 06-4, which provides guidance on the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer.  EITF No. 06-4 is effective for fiscal years beginning after Dec. 15, 2007, with earlier application permitted.  Upon adoption of EITF 06-4 on Jan. 1, 2008, NSP-Minnesota recorded a liability of $0.6 million, net of tax, as a reduction of retained earnings.  Thereafter, changes in the liability will be reflected in operating results.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF No. 06-11) — In June 2007, the EITF reached a consensus on EITF No. 06-11, which states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares and nonvested equity share units charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF No. 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after Dec. 15, 2007. The adoption of EITF No. 06-11 did not have a material impact on NSP-Minnesota’s consolidated financial statements.

3.              Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2008	Dec. 31, 2007

Accounts receivable, net:
Accounts receivable	$459,952	$462,033
Less allowance for bad debts	(19,628)	(20,103)
	$440,324	$441,930

Inventories:
Materials and supplies	$96,693	$93,853
Fuel	76,454	77,257
Natural gas	37,537	99,528
	$210,684	$270,638

(Thousands of Dollars)	March 31, 2008	Dec. 31, 2007
Property, plant and equipment, net:
Electric utility plant	$8,902,227	$8,855,144
Natural gas utility plant	897,728	890,371
Construction work in progress	953,144	818,276
Common utility and other property	449,247	447,527
Total property, plant and equipment	11,202,346	11,011,318
Less accumulated depreciation	(4,781,170)	(4,708,496)
Nuclear fuel	1,532,941	1,471,229
Less accumulated amortization	(1,304,757)	(1,291,370)
	$6,649,360	$6,482,681

4.   Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the IRS completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2008.

In the first quarter of 2008, the state of Minnesota concluded an income tax audit through tax year 2001.  No material adjustments were proposed for this audit. As of March 31, 2008, NSP-Minnesota’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2003.

The amount of unrecognized tax benefits was $14.3 million and $13.1 million on Dec. 31, 2007 and March 31, 2008, respectively.  These unrecognized tax benefit amounts were reduced by the tax benefits associated with tax credit carryovers of $2.2 million as of Dec. 31, 2007 and March 31, 2008.

The unrecognized tax benefit balance included $6.6 million and $4.6 million of tax positions on Dec. 31, 2007 and March 31, 2008, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $7.7 million and $8.5 million of tax positions on Dec. 31, 2007 and March 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The decrease in the unrecognized tax benefit balance of $1.2 million from Dec. 31, 2007 to March 31, 2008, was due to the resolution of certain federal and state audit matters, partially offset by the addition of similar uncertain tax positions related to ongoing activity.  NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state tax audits resume. However, at this time, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryovers.  The amount of interest income related to unrecognized tax benefits reported within interest charges in the first quarter of 2008 was $1.3 million.  The liability for interest related to unrecognized tax benefits was $1.9 million on Dec. 31, 2007 and $0.6 million on March 31, 2008.

No amounts were accrued for penalties as of March 31, 2008.

5.              Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference. The following include unresolved proceedings that are material to NSP-Minnesota’s financial position.

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Recovery (TCR) Rider — In November 2006, the MPUC approved a TCR rider pursuant to 2005 legislation. The TCR mechanism allows annual adjustments to retail electric rates to provide recovery of incremental transmission investments between rate cases.

•                  In August 2007, NSP-Minnesota filed for approval of recovery of $19.7 million in Minnesota retail electric rates in 2008 under the TCR tariff.

•                  In December 2007, NSP-Minnesota filed adjustments to these TCR rate factors and implemented adjustment factors set to recover $18.5 million beginning Jan. 1, 2008.  In March 2008, the MPUC issued an order approving the 2008 cost recovery (as modified), but requiring certain procedural changes for future TCR filings if costs are disputed.  NSP-Minnesota filed the required compliance filing in April 2008.

Renewable Energy Standard (RES) Rider — In June 2007, NSP-Minnesota filed an application for a new rate rider to recover the costs associated with utility-owned projects implemented in compliance with the RES adopted by the 2007 Minnesota legislature. The MPUC approved the RES Rider at its March 6, 2008, hearing, and it was implemented on April 1, 2008.  Under the rider, NSP-Minnesota could recover up to approximately $14.5 million in 2008 attributable to the Grand Meadow wind farm, a 100-megawatt (MW) wind project proposed by NSP-Minnesota, subject to true-up.

Annual Automatic Adjustment Report for 2007 — In September 2007, NSP-Minnesota filed its annual automatic adjustment reports for July 1, 2006 through June 30, 2007, which is the basis for the MPUC review of charges that flow through the fuel clause adjustment (FCA) and purchased gas adjustment (PGA) mechanisms. During that time period, $1.2 billion in fuel and purchased energy costs, including $384 million of Midwest Independent Transmission System Operator, Inc. (MISO) charges were recovered from electric customers through the FCA. In addition, approximately $590 million of purchased natural gas and transportation costs were recovered through the PGA. The 2007 annual automatic adjustment reports are pending comments and MPUC action.  The Minnesota Office of Energy Security (OES, formerly the Minnesota Department of Commerce) is expected to submit its reports to the MPUC by June 14, 2008.

Other

MISO Day 2 Market Cost Recovery — In December 2006, the MPUC issued an order ruling that NSP-Minnesota may recover all MISO Day 2 costs, except Schedules 16 and 17 administrative charges, through its FCA effective April 1, 2005.

In April 2007, the Minnesota Office of Attorney General (MOAG) filed an appeal of the MPUC order to the Minnesota Court of Appeals (Court) challenging the MPUC’s decision to allow FCA recovery of these MISO charges. NSP-Minnesota and the other affected utilities intervened in the appeal and filed briefs urging the court to uphold the MPUC order. On April 15, 2008, the Court issued an opinion affirming the MPUC order.

Nuclear Refueling Outage Costs — In November 2007, NSP-Minnesota filed a request asking for a change in the recovery method for costs associated with refueling outages at its nuclear plants. The request seeks approval to amortize refueling outage costs over the period between refueling outages to better match revenue and expenses. This request, if approved, would reduce 2008 expenses for NSP-Minnesota jurisdiction by approximately $25 million due to deferral and amortization over an 18-month period versus expensed as incurred.  In March 2008, the OES issued comments indicating it did not object to adoption of the proposal, subject to conditions.  The MOAG filed comments opposing implementation of this change outside of a rate case.  Reply comments are expected to be filed in early May, and MPUC action is pending.

Pending Regulatory Proceedings — North Dakota Public Service Commission (NDPSC) and South Dakota Public Utilities Commission (SDPUC)

North Dakota Electric Rate Case — In December 2007, NSP-Minnesota filed a request with the NDPSC to increase North Dakota retail electric rates by $20.5 million, or about 14 percent. The request was based on an 11.50 percent return on equity (ROE), an equity ratio of 51.77 percent, and a rate base of approximately $242 million. Interim rates of $17.2 million became effective in February 2008. NSP-Minnesota and the NDPSC staff reached a stipulation settlement in the rate case in which both parties recommended an ROE of 10.75 percent, with a sharing mechanism for earnings above 10.75 percent. This stipulation settlement is subject to approval by the NDPSC. Hearings are expected to be held in late June, and final rates are expected to be effective Oct. 1, 2008. The procedural schedule is as follows:

•	Intervenor testimony	May 9, 2008
•	Rebuttal testimony	June 13, 2008
•	Hearings	June-July, 2008
•	Order issued	Aug. 13, 2008

Nuclear Refueling Outage Costs — In late 2007, NSP-Minnesota filed with both the NDPSC and SDPUC a request asking for a change in the recovery method for costs associated with refueling outages at its nuclear plants. The request is comparable to that filed with the MPUC.  In February 2008, the NDPSC approved the request, indicating that appropriate cost recovery levels would be determined in the pending electric rate case.  The SDPUC has not acted on the petition.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

FERC Transmission Rate Case — The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  In September 2007, Xcel Energy and MISO filed proposed changes to the MISO Transmission and Energy Markets Tariff (TEMT) to establish a revised formula transmission rate for the integrated NSP System. The rate filing would establish the transmission service rates for the NSP System based on annual forward looking (rather than historic) transmission costs; provide more current recovery of NSP System transmission investments and allow recovery of certain transmission incentives authorized by various FERC rules. A forward looking formula rate with a return on construction work in progress for major projects will facilitate the financing and construction of the new transmission facilities while providing a current return on invested capital for the portion of the investment subject to FERC rate jurisdiction. In December 2007, the FERC issued an order accepting the rate change effective Jan. 1, 2008, subject to Xcel Energy and MISO making certain changes to the procedures for pre-filing notice of the annual formula rate changes. No party filed for rehearing, and Xcel Energy submitted the required compliance filings.  Once the compliance filings are accepted, the rate case will be complete.  The rate change is expected to increase 2008 NSP System transmission revenues by approximately $2.7 million.

MISO Long-Term Transmission Pricing — In October 2005, MISO filed a proposed change to its TEMT of MISO to regionalize future cost recovery of certain high voltage transmission projects to be constructed for reliability improvements. The tariff, called the Regional Expansion Criteria Benefits phase I (RECB I) and a subsequent proposal based on regional economic benefits (RECB II), would recover varying percentages of eligible reliability transmission costs from all transmission service customers in the MISO 15 state region. In November 2006, the FERC issued an order accepting the RECB I tariff, including the 20 percent limitation, which is the cap on the portion of transmission expansion costs that would be regionalized and recovered from all loads in the MISO region, with 80 percent allocated to the pricing zone where the transmission facilities are constructed.  In December 2006, the Public Service Commission of Wisconsin (PSCW) and other parties filed an appeal of the RECB I order to the U.S. federal Court of Appeals for the District of Columbia. The appeal is pending.

In March 2007, the FERC issued an order approving most aspects of the RECB II proposal. Transmission service rates in the MISO region presently use a rate design in which the transmission cost depends on the location of the load being served (referred to as “license plate” rates). Costs of existing transmission facilities are thus not regionalized. MISO and its transmission owners filed a successor rate methodology in August 2007, to be effective February 2008. Other entities sought to regionalize some of these costs. The impact of the regionalization of future facilities would depend on the specific facilities placed in service. In January 2008, the FERC issued an order accepting the MISO filing to continue use of license plate rates for existing facilities and RECB (limited regionalization) pricing for certain new facilities. The requests for rehearing are pending FERC action.

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

In March 2007, the FERC issued orders separately denying rehearing of the October 2006 FERC order. Several parties have filed separate appeals to the D.C. Circuit Court seeking judicial review of the FERC’s determinations of the allocation of RSG costs among MISO market participants. In 2007, several other utilities filed a complaint against MISO at the FERC, challenging the MISO’s current FERC-approved methodology for the recovery of RSG costs. In November 2007, the FERC issued an order that instituted a proceeding in these dockets to review evidence and to establish an RSG cost allocation methodology for market participants under the Midwest ISO Tariff. The refund-effective date established was Aug. 10, 2007. In March 2008, MISO filed revisions to its TEMT, reflecting an alternative mechanism for allocating RSG charges and costs. MISO stated that it included a real-time RSG cost allocation methodology, developed based on principles discussed in stakeholder discussions (but not yet conformed to incorporate new Ancillary Services Market (ASM) design elements). MISO stated that this new allocation methodology cannot be implemented prior to the start of the ASM and would be applied only prospectively.  These proceedings are pending at the FERC.

6.              Commitments and Contingent Liabilities

Except as noted below, the circumstances set forth in Notes 11, 12 and 13 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 and Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. The following include unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

Site Remediation — NSP-Minnesota must pay all or a portion of the cost to remediate sites where past activities of NSP-Minnesota and some other parties have caused environmental contamination. Environmental contingencies could arise from various situations including the following categories of sites:

•                  Sites of former manufactured gas plants operated by NSP-Minnesota’s subsidiaries, predecessors, or other entities; and

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

Estimates are revised as facts become known. At March 31, 2008, the liability for the cost of remediating these sites was estimated to be $0.8 million, of which $0.4 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Minnesota’s facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or removed. NSP-Minnesota has recorded an estimate for final removal of the asbestos as an asset retirement obligation. See additional discussion of asset retirement obligations in Note 12 of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2007. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

NSP- Minnesota has generating facilities that will be impacted by CAIR.  On May 30, 2007, the Minnesota Pollution Control Agency (MPCA) issued a notice for implementing CAIR.  This notice stated that Minnesota will administer the CAIR and the EPA’s Federal Implementation Plan.  Preliminary estimates of capital expenditures associated with compliance with CAIR for the NSP System (Minnesota and Wisconsin) range from $30 million to $40 million.  To date, NSP-Minnesota has spent $16.0 million on CAIR compliance. Purchases of NOx allowances for NSP-Minnesota are estimated at $9.2 million in 2009 with no NOx allowance needs in 2010.  While NSP-Minnesota expects to comply with the new rules through a combination of additional capital investments in emission controls at various facilities and purchases of emission allowances, it is continuing to review the alternatives. NSP-Minnesota believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants.  On Feb. 8, 2008, the D.C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury rules and legislation.  Costs to comply with the Minnesota Mercury Emissions Reduction Act of 2006 are discussed below.

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

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit against Xcel Energy and 23 other oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that Defendants’ emission of carbon dioxide and other greenhouse gases contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit. A response to the complaint is due on or before June 30, 2008.

Employment, Tort and Commercial Litigation

Hoffman vs. Northern States Power Company — In March 2006, a purported class action complaint was filed in Minnesota state court, on behalf of NSP-Minnesota’s residential customers in Minnesota, North Dakota and South Dakota for alleged breach of a contractual obligation to maintain and inspect the points of connection between NSP-Minnesota’s wires and customers’ homes within the meter box. Plaintiffs claim NSP-Minnesota’s alleged breach results in an increased risk of fire and is in violation of tariffs on file with the MPUC. Plaintiffs seek injunctive relief and damages in an amount equal to the value of inspections plaintiffs claim NSP-Minnesota was required to perform over the past six years. In August 2006, NSP-Minnesota filed a motion for dismissal on the pleadings. In November 2006, the court issued an order denying NSP-Minnesota’s motion, but later, pursuant to a motion by NSP-Minnesota, certified the issues raised in NSP-Minnesota’s original motion for appeal as important and doubtful and NSP-Minnesota filed an appeal with the Minnesota Court of Appeals.  On Jan. 22, 2008, the Minnesota Court of Appeals determined the plaintiffs’ claims are barred by the filed rate doctrine and remanded the case to the district court for dismissal. Plaintiffs have petitioned the Minnesota Supreme Court for discretionary review, and on April 15, 2008, the court granted the petition.  The matter will be briefed by both parties, followed by an oral argument at a future date.

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the U. S. Department of Energy’s (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the DOE and NSP-Minnesota. At trial, NSP-Minnesota claimed damages in excess of $100 million through Dec. 31, 2004. On Sept. 26, 2007, the court awarded NSP-Minnesota $116.5 million in damages. In December 2007, the court denied the DOE’s motion for reconsideration.  In February 2008 the DOE filed an appeal to the U.S. Court of Appeals for the Federal Circuit, and NSP-Minnesota cross-appealed on the cost of capital issue. In April 2008, the DOE asked the appellate court to stay briefing until the appeals in several other nuclear waste cases have been decided.  Results of the judgment will not be recorded in earnings until the appeal and regulatory treatment and amounts to be shared with ratepayers have been resolved. Given the uncertainties, it is unclear as to how much, if any, of this judgment will ultimately have a net impact on earnings.

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

Siewert vs. Xcel Energy — In June 2004, plaintiffs, the owners and operators of a Minnesota dairy farm, brought an action in Minnesota state court against NSP-Minnesota alleging negligence in the handling, supplying, distributing and selling of electrical power systems; negligence in the construction and maintenance of distribution systems; and failure to warn or adequately test such systems. Plaintiffs allege decreased milk production, injury and damage to a dairy herd as a result of stray voltage resulting from NSP-Minnesota’s distribution system. Plaintiffs claim losses of approximately $7 million. NSP-Minnesota denies all allegations. After its motion to dismiss plaintiffs’ claims was denied, NSP-Minnesota filed a motion to certify questions for immediate appellate review.  In October 2007, the court granted NSP- Minnesota’s motion for certification and the parties have filed briefs on appeal.

Saemrow Dairy Partnership vs. Xcel Energy — In December 2006, plaintiffs, the owners and operators of a Minnesota dairy farm, brought an action in Minnesota state court against NSP-Minnesota alleging negligence in the handling, supplying, distributing and selling of electrical power systems and in the construction and maintenance of distribution systems.  They also alleged failure to warn or adequately test such systems. Plaintiffs allege decreased milk production, injury and damage to a dairy herd as a result of stray voltage resulting from NSP-Minnesota’s distribution system.  Plaintiffs claim losses approximately $9 million. NSP-Minnesota denies all allegations.  A confidential settlement of this matter was reached at mediation in March 2008 and will not have a material financial impact on NSP-Minnesota or Xcel Energy.

7.              Short-term Borrowings and Other Financing Instruments

Commercial Paper — At March 31, 2008 and Dec. 31, 2007, NSP-Minnesota had commercial paper outstanding of $60.0 million and $341.5 million, respectively.  The weighted average interest rates at March 31, 2008 and Dec. 31, 2007 were 3.45 percent and 5.58 percent, respectively.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  NSP-Minnesota has approval to borrow up to $250 million under the arrangement.  At March 31, 2008 and Dec. 31, 2007, NSP-Minnesota had money pool loans outstanding of $171.3 million and money pool borrowings of $95.1 million, respectively.  The weighted average interest rates at March 31, 2008 and Dec. 31, 2007 were 3.45 percent and 5.64 percent, respectively.

8.              Long-term Borrowings and Other Financing Instruments

On March 18, 2008, NSP-Minnesota issued $500 million of 5.25 percent first mortgage bonds, series due March 1, 2018. NSP-Minnesota added the net proceeds from the sale of the first mortgage bonds to its general funds and applied a portion of the proceeds to the repayment of commercial paper and borrowings under the utility money pool arrangement.

9.              Derivative Instruments

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

Cash Flow Hedges

Commodity Cash Flow Hedges — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At March 31, 2008, NSP-Minnesota had various commodity-related contracts designated as cash flow hedges extending through December 2008.  The fair value of these cash flow hedges is recorded in Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

At March 31, 2008, NSP-Minnesota had $0.1 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

Interest Rate Cash Flow Hedges — NSP-Minnesota enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At March 31, 2008, NSP-Minnesota had net gains related to interest rate swaps of approximately $0.1 million in accumulated other comprehensive income that it expects to recognize in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at March 31 and Dec. 31:

	March 31, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation – Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$170,303	$241,610	$176,443	$245,240
Electric and natural gas trading and hedging derivative instruments	24,621	9,447	31,765	12,176
Interest rate hedging instruments	—	—	—	2,727
Total	$194,924	$251,057	$208,208	$260,143

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

The impact of qualifying cash flow hedges on NSP-Minnesota’s accumulated other comprehensive income, included as a component of common stockholder’s equity, are detailed in the following table:

	Three months ended March 31,
(Thousands of dollars)	2008	2007
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$8,704	$9,433
After-tax net unrealized losses related to derivatives accounted for as hedges	(1,454)	(524)
After-tax net realized gains on derivative transactions reclassified into earnings	(92)	(80)
Accumulated other comprehensive income related to cash flow hedges at March 31	$7,158	$8,829

10.       Fair Value Measurements

Effective Jan. 1, 2008, NSP-Minnesota adopted SFAS No. 157 for recurring fair value measurements.  SFAS No. 157 provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy and examples of each level are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed by the New York Stock Exchange and commodity derivative contracts listed on the New York Mercantile Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, such as treasury securities with pricing interpolated from recent trades of similar securities, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities.

Level 3 – Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

The following table presents, for each of these hierarchy levels, NSP-Minnesota’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting (a)	Net Balance
Assets
Nuclear decommissioning fund	$674,409	$486,687	$97,232	$—	$1,258,328
Commodity derivatives	143	2,494	21,287	697	24,621
Total	$674,552	$489,181	$118,519	$697	$1,282,949

Liabilities
Commodity derivatives	$—	$269	$8,481	$697	$9,447
Total	$—	$269	$8,481	$697	$9,447

(a) FIN 39 permits the netting of receivables and payables when a legally enforceable master netting agreement exists between NSP-Minnesota and a counterparty. A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

The following table presents the changes in Level 3 recurring fair value measurements for the three months ended March 31, 2008:

(Thousands of Dollars)	Commodity Derivatives, Net	Nuclear Decommissioning Fund
Balance, Jan. 1, 2008	$15,345	$108,656
Purchases, issuances, and settlements, net	(2,016)	(10,251)
Gains recognized in earnings	272	—
Losses recognized as regulatory assets and liabilities	(795)	(1,173)
Balance, March 31, 2008	$12,806	$97,232

Gains on Level 3 commodity derivatives recognized in earnings for the three months ended March 31, 2008, include $2.7 million of net unrealized gains relating to commodity derivatives held at March 31, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric utility revenues.  Realized and unrealized gains and losses on short-term wholesale activities reflect the impact of regulatory recovery and resulting deferral as regulatory assets and liabilities.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset.

11.       Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three months ended March 31 consisted of the following:

	Three months ended March 31,
(Thousands of Dollars)	2008	2007
Interest income	$4,710	$2,038
Equity income in unconsolidated affiliates	—	330
Other nonoperating income	919	18
Insurance policy expenses	(1,318)	(1,355)
Total interest and other income, net	$4,311	$1,031

12.  Segment Information

NSP-Minnesota has two reportable segments:  regulated electric utility and regulated natural gas utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the regulated electric utility segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2008
Revenues from:
External customers	$870,235	$392,605	$4,884	$—	$1,267,724
Internal customers	129	2,508	—	(2,637)	—
Total revenues	$870,364	$395,113	$4,884	$(2,637)	$1,267,724
Segment net income	$34,863	$23,165	$5,940	$—	$63,968

Three months ended March 31, 2007
Revenues from:
External customers	$792,554	$348,215	$4,866	$—	$1,145,635
Internal customers	213	3,829	—	(4,042)	—
Total revenues	$792,767	$352,044	$4,866	$(4,042)	$1,145,635
Segment net income	$17,287	$21,463	$3,753	$—	$42,503

13.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Thousands of Dollars)	2008	2007
Net income	$63,968	$42,503
Other comprehensive income:
Changes in unrecognized amounts of pension and retiree medical benefits	26	41
After-tax net unrealized losses related to derivatives accounted for as hedges	(1,454)	(524)
After-tax net realized gains on derivative transactions reclassified into earnings	(92)	(80)
Other comprehensive loss	(1,520)	(563)
Comprehensive income	$62,448	$41,940

14.  Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Minnesota.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended March 31,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)			Postretirement Health
Xcel Energy Inc.	Pension Benefits		Care Benefits
Service cost	$16,773	$16,485	$1,464	$1,701
Interest cost	40,583	39,598	12,546	13,603
Expected return on plan assets	(68,472)	(65,891)	(7,500)	(7,618)
Amortization of transition obligation	—	—	3,644	3,611
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	2,859	3,867	2,718	4,994
Net periodic benefit cost (credit)	(3,091)	546	12,328	15,746
Credits not recognized due to the effects of regulation	2,592	2,680	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost (credit) recognized for financial reporting	$(499)	$3,226	$13,301	$16,719

NSP-Minnesota
Net periodic benefit cost (credit)	$(2,372)	$(2,190)	$3,493	$4,084
Credits not recognized due to the effects of regulation	2,592	2,680	—	—
Net benefit cost recognized for financial reporting	$220	$490	$3,493	$4,084

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2007 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2008.

Market Risks

NSP-Minnesota is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2007.

Commodity price and interest rate risks for NSP-Minnesota are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2008, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2007.

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

RESULTS OF OPERATIONS

NSP-Minnesota’s net income was approximately $64.0 million for the first three months of 2008, compared with approximately $42.5 million for the first three months of 2007.

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

Margins from commodity trading activity conducted at NSP-Minnesota are partially redistributed to Public Service Company of Colorado and Southwestern Public Service Company, both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC. Margins received pursuant to the JOA are reflected as part of base electric utility revenues. Trading revenues are reported net of trading costs (i.e. on a margin basis) in the Consolidated Statements of Income. Commodity trading expenses include fuel, purchased power, transmission, broker fees and other related costs. Short-term wholesale and commodity trading margins reflect the estimated impact of regulatory sharing of margins, if applicable.

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of Dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Three months ended March 31, 2008
Electric utility revenues (excluding commodity trading)	$829	$40	$—	$869
Electric fuel and purchased power	(378)	(36)	—	(414)
Commodity trading revenues	—	—	9	9
Commodity trading expenses	—	—	(8)	(8)
Gross margin before operating expenses	$451	$4	$1	$456
Margin as a percentage of revenues	54.4%	10.0%	11.1%	51.9%

Three months ended March 31, 2007
Electric utility revenues (excluding commodity trading)	$738	$53	$—	$791
Electric fuel and purchased power	(321)	(49)	—	(370)
Commodity trading revenues	—	—	41	41
Commodity trading expenses	—	—	(39)	(39)
Gross margin before operating expenses	$417	$4	$2	$423
Margin as a percentage of revenues	56.5%	7.5%	4.9%	50.8%

The following summarizes the components of the changes in base electric revenues and base electric margin for the three months ended March 31:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007
Fuel and purchased power cost recovery	$47
Interchange agreement billing with NSP-Wisconsin	8
Transmission revenues	7
Metropolitan Emissions Reduction Project (MERP) rider	5
Retail sales growth (excluding weather impact)	4
Increased revenue due to leap year (weather-normalized impact)	4
Estimated impact of weather	4
Conservation and non-fuel riders	4
North Dakota interim rate increase	2
Firm wholesale	2
Other	4
Total increase in base electric revenues	$91

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007
Transmission revenues (net)	$6
MERP rider	5
Retail sales growth (excluding weather impact)	4
Increased margin due to leap year (weather-normalized impact)	4
Estimated impact of weather	4
Conservation and non-fuel riders	4
Interchange agreement billing with NSP-Wisconsin	4
North Dakota interim rate increase	2
Other, including fuel recovery and transmission and purchased capacity costs	1
Total increase in base electric margin	$34

Natural Gas Utility Margins — The following table details natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three months ended March 31,
(Millions of Dollars)	2008	2007

Natural gas utility revenues	$393	$348
Cost of natural gas sold and transported	(319)	(283)
Natural gas utility margin	$74	$65

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2008 vs. 2007
Purchased gas adjustment clause recovery	$35
Estimated impact of weather	5
Conservation revenue	3
Other	2
Total increase in natural gas revenues	$45

Natural Gas Margin

(Millions of Dollars)	2008 vs. 2007
Estimated impact of weather	$5
Conservation revenue	3
Other	1
Total increase in natural gas margin	$9

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other operating and maintenance expense for the three months ended March 31:

(Millions of Dollars)	2008 vs. 2007
Higher conservation incentive program costs	$6
Higher nuclear plant outage costs	6
Higher combustion/hydro plant costs	3
Higher consulting and contract labor costs	2
Lower employee benefit costs	(1)
Lower nuclear plant operation costs	(2)
Other	(2)
Total increase in other operating and maintenance expenses	$12

Depreciation and Amortization — Depreciation and amortization expense decreased by approximately $6.1 million, or 5.6 percent, for the first three months of 2008, compared with the first three months of 2007. The decrease is primarily due to the MPUC approval of NSP-Minnesota’s remaining lives depreciation filing in the third quarter of 2007.  This decision reduced third quarter depreciation retroactive to Jan. 1, 2007; however, it did not impact first quarter 2007 depreciation expense due to the approval in the third quarter of 2007.

Interest Charges — Interest charges increased by approximately $3.2 million, or 7.2 percent, for 2008, compared with 2007.  The increase was due to higher average debt balances.

Allowance for funds used during construction, equity and debt (AFDC) — AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction. Generally, these costs are recovered from customers, in future rates, as the related property is depreciated. NSP-Minnesota’s MERP project consists of converting two coal-fueled electric generating plants located in the Minneapolis - St. Paul metropolitan area to natural gas and installing advanced pollution control equipment at a third coal-fired plant. The first of these projects began operating in July 2007 with the remaining two expected to begin operations in 2008 and 2009. AFDC, resulting in part from these projects, increased by approximately $0.9 million, or 10.2 percent, for the first three months of 2008 compared with the same period in 2007. The increase was partially offset by the current recovery from customers of the financing costs related to MERP through a rate rider, resulting in a lower recognition of AFDC.

Income taxes — Income tax expense increased by $12.6 million for the first quarter of 2008, compared with 2007.  The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate was 34.9 percent for the first quarter of 2008, compared with 33.8 percent for the same period in 2007.  The higher effective tax rate for first quarter 2008 was primarily due to an increase in the forecasted annual effective tax rate for 2008 as compared to 2007.

Regulation

Summary of Recent Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy’s utility subsidiaries. State and local agencies have jurisdiction over many of Xcel Energy’s utility activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2007.  In addition to the matters discussed below, see Note 6 to the consolidated financial statements for a discussion of other regulatory matters.

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

The MPUC referred this matter to a contested case hearing before an administrative law judge (ALJ) to act on Excelsior’s petition. The contested case proceeding considered a 600 MW unit in phase I and a second 600 MW unit in phase II of the Mesaba Energy Project.

The MPUC issued its order for phase 1 of the hearing on Aug. 30, 2007. In it, the MPUC found that:

•              The Mesaba Energy Project is an innovative energy project under the applicable statute;

•              The terms and conditions of the proposed purchase power agreement are inconsistent with the public interest and are denied;

•              Excelsior and NSP-Minnesota should resume negotiations towards an acceptable purchase power agreement, with assistance from the Minnesota Department of Commerce (MDOC) and the guidance provided by the order; and

•              The MPUC will explore a statewide market for the output of this project.

The MPUC denied rehearing, except for certain clarifications and requiring status reports on negotiations.  Excelsior appealed the MPUC’s decision in December 2007. The Minnesota Court of Appeals dismissed the appeal as premature because the MPUC’s order on phase I is not final agency action on the entire case.

Meanwhile, the ALJ issued a decision in Phase 2 of this proceeding, recommending denial of Excelsior’s proposed purchase power agreement for a second IGCC project. Exceptions and replies have been filed.

Excelsior subsequently requested that the MPUC suspend consideration of phase 2, but the MPUC denied this request on April 10, 2008.  The MPUC is expected to consider phase 2 at the hearing in the second quarter of 2008.  At the April 10, 2008 hearing, the MPUC granted Excelsior’s request for a finding that transmission facilities required for its proposed projects are exempt from Minnesota’s certificate of need requirements.  Several parties had opposed this request or asked the MPUC to defer a decision until after the phase 2 decision.

NSP System Resource Plan — In December 2007, NSP-Minnesota filed its 2007 resource plan with the MPUC. The plan incorporates the actions needed to comply with expansive new legislation regarding greenhouse gas emissions control, renewable energy procurement, and demand-side management (DSM) adopted by the 2007 Minnesota legislature. Due to the expansion of wind generation procurement and DSM obligations, the plan indicates that the type of incremental resources has changed from prior plans. Key highlights of the plan include:

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

•              Request approval to make environmental upgrades at Sherco, while expanding capacity by 80 MW. The environmental upgrades would result in a significant reduction in overall SO2, NOx and mercury emissions from the facility.

•              Negotiate and seek approval of purchases from Manitoba Hydro Electric Board (Manitoba Hydro) for 375 MW of intermediate and 350 MW of peaking resources beginning in 2015.

•              Incremental peaking and intermediate generation needs of 2,300 MWs.

•              Carbon emission reductions of 22 percent below 2005 levels by 2020, a six million ton reduction.

The MPUC established a comment period in NSP-Minnesota’s pending Resource Plan proceeding, with initial comments due in April 2008 and reply comments due in June 2008.

NSP-Minnesota Base Load Acquisition Proceeding — In November 2006, NSP-Minnesota filed a proposal with the MPUC for a purchase of 375 MW of capacity and energy from Manitoba Hydro for 2015-2025 and the purchase of 380 MW of wind energy to fulfill the base load need identified in the 2004 resource plan. An alternate supplier proposed a 375 MW share of a lignite coal generation plant to be located in North Dakota and 380 MW of wind energy generation, with an option for Xcel Energy ownership in both components. The MPUC referred the matter to a contested case proceeding.

In July 2007, NSP-Minnesota filed a petition asking to suspend the proceeding until NSP-Minnesota can complete its analysis of the impact of the RES and conservation goals on its need for additional resources, as outlined in the July 20, 2007 Notice of Changed Circumstance in the Resource Plan.

In December 2007, NSP-Minnesota filed the 2007 resource plan, along with a proposal for closing this proceeding as the new plan does not indicate a base load resource need.  In March 2008, the MPUC approved the request to close this proceeding.

Nuclear Plant Power Uprates and Life Extension — NSP-Minnesota is pursuing life extensions and capacity increases of all three of its nuclear units that will total approximately 235 MW, to be implemented, if approved, between 2009 and 2015.  The life extension and a capacity increase for Prairie Island Unit 2 is contingent on replacement of Unit 2’s original steam generators, currently planned for replacement during the refueling outage in 2013.  Capital investments for life cycle management and power uprate activities through 2007 have totaled approximately $40 million.  For the years 2008 through 2015, spending is estimated at $1.1 billion.  NSP-Minnesota plans to seek approval for an alternative recovery mechanism from customers of its nuclear costs.  NSP-Minnesota submitted the certificates of need for the Monticello uprate to the MPUC on Feb. 14, 2008, and will submit for the Prairie Island uprate in the near future.

In April 2008, NSP-Minnesota filed an application with the Nuclear Regulatory Commission (NRC) to extend the operating life of its two nuclear reactors at Prairie Island by 20 years.  NSP-Minnesota is in the process of finalizing a certificate of need application to support the proposed license extensions. That application, which will be filed later in 2008 with the MPUC, will seek to increase the number of spent fuel storage containers at Prairie Island to support the license extensions.  The operating life of the Monticello nuclear plant has already been extended through 2030.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in NSP-Minnesota’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against NSP-Minnesota. After consultation with legal counsel, NSP-Minnesota has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 5 and 6 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 11 and 12 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 for a description of certain legal proceedings presently pending.

Item 1A. Risk Factors

NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its 2007 Annual Report on Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors.

Item 6. Exhibits

The following Exhibits are filed with this report:

4.01

Supplemental Indenture dated March 1, 2018 between Northern States Power Company and The Bank of New York Trust Company, N.A., as successor trustee (Exhibit 4.01 to Form 8-K (file no. 001-31387) dated March 11, 2008.

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2008.

Northern States Power Co. (a Minnesota corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer