Form 10-Q
period 2008-06-30
NORTHERN STATES POWER CO
filed 2008-08-04
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 4, 2008
Common Stock, $0.01 par value	1,000,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues
Electric utility	$854,331	$853,328	$1,724,566	$1,645,882
Natural gas utility	162,842	118,944	555,447	467,159
Other	4,692	4,453	9,576	9,319
Total operating revenues	1,021,865	976,725	2,289,589	2,122,360

Operating expenses
Electric fuel and purchased power	408,334	401,721	822,722	772,194
Cost of natural gas sold and transported	127,014	85,958	446,167	368,758
Cost of sales — nonregulated and other	2,369	2,226	4,736	4,175
Other operating and maintenance expenses	221,034	212,910	460,444	445,930
Conservation program expenses	14,776	12,892	34,122	26,673
Depreciation and amortization	103,925	108,356	206,581	217,136
Taxes (other than income taxes)	32,410	29,858	71,949	66,832
Total operating expenses	909,862	853,921	2,046,721	1,901,698

Operating income	112,003	122,804	242,868	220,662

Interest and other income, net	4,375	979	8,686	2,010
Allowance for funds used during construction — equity	6,811	5,692	13,181	11,098

Interest charges and financing costs
Interest charges — includes other financing costs of $1,486, $1,290, $2,839 and $2,570, respectively	50,005	45,840	97,660	90,282
Allowance for funds used during construction — debt	(4,400)	(4,482)	(8,748)	(8,803)
Total interest charges and financing costs	45,605	41,358	88,912	81,479

Income before income taxes	77,584	88,117	175,823	152,291
Income taxes	29,231	31,743	63,502	53,414
Net income	$48,353	$56,374	$112,321	$98,877

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$112,321	$98,877
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	210,862	220,706
Nuclear fuel amortization	31,045	23,636
Deferred income taxes	62,747	90,572
Amortization of investment tax credits	(1,876)	(2,422)
Allowance for equity funds used during construction	(13,181)	(11,098)
Net realized and unrealized hedging and derivative transactions	(1,783)	1,098
Changes in operating assets and liabilities:
Accounts receivable	57,252	(23,948)
Accounts receivable from affiliates	(4,941)	17,340
Accrued unbilled revenues	50,984	54,395
Inventories	19,697	26,837
Recoverable purchased natural gas and electric energy costs	(8,646)	(18,114)
Other current assets	5,741	(983)
Accounts payable	(763)	(87,973)
Net regulatory assets and liabilities	12,753	(23,572)
Other current liabilities	(30,934)	(16,097)
Change in other noncurrent assets	7,711	(139)
Change in other noncurrent liabilities	(8,915)	32,866
Net cash provided by operating activities	500,074	381,981

Investing activities
Utility capital/construction expenditures	(555,615)	(539,040)
Allowance for equity funds used during construction	13,181	11,098
Purchase of investments in external decommissioning fund	(441,802)	(313,102)
Proceeds from sale of investments in external decommissioning fund	420,106	291,406
Investments in utility money pool arrangement	(640,000)	(366,400)
Repayments from utility money pool arrangement	589,000	185,600
Advances to affiliate	(243,300)	(162,900)
Advances from affiliate	265,000	169,100
Other investments	2,545	404
Net cash used in investing activities	(590,885)	(723,834)

Financing activities
Proceeds from (repayment of) short-term borrowings, net	(341,500)	54,081
Borrowings under utility money pool arrangement	194,100	297,700
Repayments under utility money pool arrangement	(289,200)	(297,700)
Proceeds from issuance of long-term debt	493,751	344,170
Repayment of long-term debt	(5)	(5)
Capital contributions from parent	166,762	65,280
Dividends paid to parent	(112,761)	(113,229)
Net cash provided by financing activities	111,147	350,297

Net increase in cash and cash equivalents	20,336	8,444
Cash and cash equivalents at beginning of period	24,626	16,019
Cash and cash equivalents at end of period	$44,962	$24,463

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$81,492	$73,917
Cash paid for income taxes (net of refunds received)	6,663	(4,090)
Supplemental disclosure of non-cash flow investing transactions:
Property, plant and equipment additions in accounts payable	$8,997	$20,360

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30, 2008	Dec. 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$44,962	$24,626
Investments in utility money pool arrangement	51,000	—
Notes receivable from affiliates	36,900	58,600
Accounts receivable, net	384,678	441,930
Accounts receivable from affiliates	36,019	31,078
Accrued unbilled revenues	175,417	226,401
Recoverable purchased natural gas and electric energy costs	45,503	36,857
Inventories	250,941	270,638
Derivative instruments valuation	136,672	51,233
Prepayments and other	42,443	52,875
Total current assets	1,204,535	1,194,238

Property, plant and equipment, net	6,821,535	6,482,681

Other assets:
Nuclear decommissioning fund investments	1,304,342	1,317,564
Regulatory assets	382,107	359,782
Prepaid pension asset	280,816	270,436
Derivative instruments valuation	141,453	156,975
Other investments	10,569	20,034
Other	22,583	18,622
Total other assets	2,141,870	2,143,413
Total assets	$10,167,940	$9,820,332

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$54	$31
Short-term debt	—	341,500
Borrowings under utility money pool arrangement	—	95,100
Accounts payable	353,050	369,394
Accounts payable to affiliates	57,585	53,975
Taxes accrued	95,922	122,648
Accrued interest	67,201	61,485
Dividends payable to parent	58,450	56,094
Derivative instruments valuation	95,066	23,311
Other	55,050	64,968
Total current liabilities	782,378	1,188,506

Deferred credits and other liabilities:
Deferred income taxes	943,740	898,725
Deferred investment tax credits	41,881	43,757
Asset retirement obligations	1,300,857	1,264,368
Regulatory liabilities	663,895	639,228
Derivative instruments valuation	224,277	236,832
Pension and employee benefit obligations	194,889	201,624
Other	76,438	68,585
Total deferred credits and other liabilities	3,445,977	3,353,119

Commitments and contingent liabilities Capitalization:
Long-term debt	2,962,129	2,463,078
Common stock — authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Additional paid in capital	1,878,755	1,711,994
Retained earnings	1,093,928	1,097,357
Accumulated other comprehensive income	4,763	6,268
Total common stockholder’s equity	2,977,456	2,815,629
Total liabilities and equity	$10,167,940	$9,820,332

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2008, and Dec. 31, 2007; the results of its operations for the three and six months ended June 30, 2008 and 2007; and its cash flows for the six months ended June 30, 2008 and 2007. Due to the seasonality of electric and natural gas sales of NSP-Minnesota, interim results are not necessarily an appropriate base from which to project annual results.

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

Fair Value Measurements — NSP-Minnesota presents interest rate derivatives, commodity derivatives, and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements.  For interest rate derivatives, broker quotes are used to establish fair value.  For commodity derivatives, the most observable inputs available are used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, NSP-Minnesota may use broker quotes for identical or similar contracts, or internally prepared valuation models to determine fair value.  For the nuclear decommissioning fund, published trading data, broker quotes and market inputs are utilized to estimate fair value for each class of security.

2.   Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157) — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.

As of Jan. 1, 2008, NSP-Minnesota adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FASB Staff Position No. 157-2.  The adoption did not have a material impact on its consolidated financial statements.  For additional discussion and SFAS No. 157 required disclosures see Note 10 to the consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement was effective for fiscal years beginning after Nov. 15, 2007.  Effective Jan. 1, 2008, NSP-Minnesota adopted SFAS No. 159 and the adoption did not have a material impact on its consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after Dec. 15, 2008. NSP-Minnesota is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures of objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008, with early application encouraged.  NSP-Minnesota is currently evaluating the impact of adoption of SFAS No. 161 on its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS No. 162)  — In May 2008, the FASB issued SFAS No. 162, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. NSP-Minnesota does not believe that implementation of SFAS No. 162 will have any impact on its consolidated financial statements.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (Emerging Issues Task Force (EITF) Issue No. 06-4) — In June 2006, the EITF reached a consensus on EITF No. 06-4, which provides guidance on the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer.  EITF No. 06-4 was effective for fiscal years beginning after Dec. 15, 2007, with earlier application permitted.  Upon adoption of EITF No. 06-4 on Jan. 1, 2008, NSP-Minnesota recorded a liability of $0.6 million, net of tax, as a reduction of retained earnings.  Thereafter, changes in the liability are reflected in operating results.

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

3.   Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2008	Dec. 31, 2007

Accounts receivable, net:
Accounts receivable	$403,186	$462,033
Less allowance for bad debts	(18,508)	(20,103)
	$384,678	$441,930

Inventories:
Materials and supplies	$97,929	$93,853
Fuel	72,144	77,257
Natural gas	80,868	99,528
	$250,941	$270,638

(Thousands of Dollars)	June 30, 2008	Dec. 31, 2007
Property, plant and equipment, net:
Electric utility plant	$9,310,113	$8,855,144
Natural gas utility plant	906,931	890,371
Construction work in progress	756,089	818,276
Common utility and other property	455,315	447,527
Total property, plant and equipment	11,428,448	11,011,318
Less accumulated depreciation	(4,835,612)	(4,708,496)
Nuclear fuel	1,551,114	1,471,229
Less accumulated amortization	(1,322,415)	(1,291,370)
	$6,821,535	$6,482,681

4.   Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. Xcel Energy expects the IRS to commence their examination of tax years 2006 and 2007 in the third quarter of 2008.

In the first quarter of 2008, the state of Minnesota concluded an income tax audit through tax year 2001.  No material adjustments were proposed for this audit. As of June 30, 2008, NSP-Minnesota’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $14.3 million and $14.0 million on Dec. 31, 2007 and June 30, 2008, respectively.  These unrecognized tax benefit amounts were reduced by the tax benefits associated with tax credit carryovers of $2.2 million as of Dec. 31, 2007 and June 30, 2008.

The unrecognized tax benefit balance included $6.6 million and $4.7 million of tax positions on Dec. 31, 2007 and June 30, 2008, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $7.7 million and $9.3 million of tax positions on Dec. 31, 2007 and June 30, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.9 million from April 1, 2008 to June 30, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity.  NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume. However, at this time, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryovers.  The amount of interest expense related to unrecognized tax benefits reported within interest charges in the second quarter of 2008 was $0.2 million.  The liability for interest related to unrecognized tax benefits was $1.9 million on Dec. 31, 2007 and $0.8 million on June 30, 2008.

No amounts were accrued for penalties as of June 30, 2008.

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

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Recovery (TCR) Rider — In November 2006, the MPUC approved a TCR rider pursuant to legislation, which allows annual adjustments to retail electric rates to provide recovery of incremental transmission investments between rate cases.  In December 2007, NSP-Minnesota filed adjustments to the TCR rate factors and implemented a rider to recover $18.5 million beginning Jan. 1, 2008.  In March 2008, the MPUC approved the 2008 cost recovery, but requiring certain procedural changes for future TCR filings if costs are disputed.  NSP-Minnesota filed the required compliance filing in April 2008.

Renewable Energy Standard (RES) Rider — In March 2008, the MPUC approved a RES Rider to recover the costs associated with utility-owned projects implemented in compliance with the RES adopted by the 2007 Minnesota legislature, and it was implemented on April 1, 2008.  Under the rider, NSP-Minnesota could recover up to approximately $14.5 million in 2008 attributable to the Grand Meadow wind farm, a 100-megawatt (MW) wind project, subject to true-up.

Annual Automatic Adjustment Report for 2007 — In September 2007, NSP-Minnesota filed its annual automatic adjustment reports for July 1, 2006 through June 30, 2007, which is the basis for the MPUC review of charges that flow through the fuel clause adjustment (FCA) and purchased gas adjustment (PGA) mechanisms. During that time period, $1.2 billion in fuel and purchased energy costs, including $384 million of Midwest Independent Transmission System Operator, Inc. (MISO) charges were recovered from electric customers through the FCA. In addition, approximately $590 million of purchased natural gas and transportation costs were recovered through the PGA. The 2007 annual automatic adjustment reports are pending comments and MPUC action.  The Minnesota Office of Energy Security (OES) submitted its comments in this proceeding on June 30, 2008.  While the OES made several recommendations regarding assignment of wholesale and retail costs for the recovery period and future periods, none of these recommendations have a material financial impact, as NSP-Minnesota currently returns all margins to ratepayers.

Other

Nuclear Refueling Outage Costs — In November 2007, NSP-Minnesota filed a request asking for a change in the recovery method for costs associated with refueling outages at its nuclear plants. The request seeks approval to amortize refueling outage costs over the period between refueling outages to better match revenues and expenses. This request, if approved, would reduce 2008 expenses for NSP-Minnesota jurisdiction by approximately $25 million due to deferral and amortization over an 18-month period versus expensed as incurred.  In March 2008, the OES issued comments indicating it did not object to adoption of the proposal, subject to conditions.  The Minnesota Office of Attorney General filed comments opposing implementation of this change outside of a rate case.  NSP-Minnesota filed reply comments in support of its proposal, and MPUC action is pending.

Pending Regulatory Proceedings — North Dakota Public Service Commission (NDPSC) and South Dakota Public Utilities Commission (SDPUC)

NSP-Minnesota North Dakota Electric Rate Case — In December 2007, NSP-Minnesota filed a request with the NDPSC to increase North Dakota retail electric rates by $20.5 million, which is an $18.2 million impact to NSP-Minnesota due to the transfer of certain costs and revenues between base rates and the fuel cost recovery mechanism. The request was based on an 11.50 percent return on equity (ROE), an equity ratio of 51.77 percent, and a rate base of approximately $242 million. Interim rates of $17.2 million became effective in February 2008.

NSP-Minnesota and the NDPSC staff reached a stipulation settlement in the rate case in which both parties recommended an ROE of 10.75 percent, with a sharing mechanism for earnings above 10.75 percent. This stipulation settlement is subject to approval by the NDPSC.  In June 2008, NSP-Minnesota filed rebuttal testimony and reduced its requested rate increase to $17.9 million, a net impact of $15.7 million to NSP-Minnesota, which reflects a 10.75 percent ROE and other adjustments.

Evidentiary hearings were held June 23-25, 2008 in the pending electric rate case application in North Dakota.  The updated NDPSC staff’s overall recommendation following the hearing is a base rate increase of $4.9 million, a net impact of $2.5 million to NSP-Minnesota, with recommended disallowances for costs associated with NSP-Minnesota’s compliance with Minnesota renewable energy requirements, investments in environmental improvements and power plant life extensions through NSP-Minnesota’s Metropolitan Emissions Reduction Program (MERP), and recommended changes in treatment of depreciation costs.  Briefs are expected to be filed on Aug. 22, 2008, with reply briefs due Sept. 12, 2008.  Final rates are expected to be effective in the fall of 2008.

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

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

MISO Long-Term Transmission Pricing — In October 2005, MISO filed a proposed change to its Transmission and Energy Markets Tariff of MISO (TEMT) to regionalize future cost recovery of certain high voltage transmission projects to be constructed for reliability improvements. The tariff, called the Regional Expansion Criteria Benefits phase I (RECB I) and a subsequent proposal based on regional economic benefits (RECB II), would recover varying percentages of eligible reliability transmission costs from all transmission service customers in the MISO 15 state region. In November 2006, the FERC issued an order accepting the RECB I tariff, including the 20 percent limitation, which is the cap on the portion of transmission expansion costs that would be regionalized and recovered from all loads in the MISO region, with 80 percent allocated to the pricing zone where the transmission facilities are constructed.  In December 2006, the Public Service Commission of Wisconsin (PSCW) and other parties filed an appeal of the RECB I order to the U.S. federal Court of Appeals for the District of Columbia. The appeal is pending.

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

Operating Leases — During the second quarter of 2008, one purchase power agreement was commenced that is being accounted for as an operating lease in accordance with EITF No. 01-8, Determining Whether an Arrangement Contains a Lease, and SFAS No. 13, Accounting for Leases. This agreement requires capacity payments of $14.4 million, $20.1 million, $20.5 million, $20.9 million, $21.4 million and $301.5 million for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Environmental Contingencies

NSP-Minnesota has been, or is currently, involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, NSP-Minnesota believes it will recover some portion of these costs through insurance claims. Additionally, where applicable, NSP-Minnesota is pursuing, or intends to pursue, recovery from other potentially responsible parties (PRP) and through the rate regulatory process. New and changing federal and state environmental mandates can also create added financial liabilities for NSP-Minnesota, which are normally recovered through the rate regulatory process. To the extent any costs are not recovered through the options listed above, NSP-Minnesota would be required to recognize an expense.

Site Remediation — NSP-Minnesota must pay all or a portion of the cost to remediate sites where past activities of NSP-Minnesota or other parties have caused environmental contamination. Environmental contingencies could arise from various situations including sites of former manufactured gas plants operated by NSP-Minnesota’s subsidiaries, predecessors, or other entities; and third party sites, such as landfills, to which NSP-Minnesota is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2008, the liability for the cost of remediating these sites was estimated to be $0.8 million, of which $0.4 million was considered to be a current liability.

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

Other Environmental Requirements

Clean Air Interstate Rule — In March 2005, the Environmental Protection Agency (EPA) issued the Clean Air Interstate Rule (CAIR) to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions. The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Minnesota.  CAIR addresses the transportation of fine particulates, ozone and emission precursors to nonattainment downwind states. CAIR has a two-phase compliance schedule, beginning in 2009 for NOx and 2010 for SO2, with a final compliance deadline in 2015 for both emissions. Under CAIR, each affected state will be allocated an emissions budget for SO2 and NOx that will result in significant emission reductions. It will be based on stringent emission controls and forms the basis for a cap-and-trade program. State emission budgets or caps decline over time.  States can choose to implement an emissions reduction program based on the EPA’s proposed model program, or they can propose another method, which the EPA would need to approve.  On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety and remanded the rule to EPA.   NSP- Minnesota is currently analyzing the opinion and its implications, and will update the following discussion of CAIR pending further review.

NSP- Minnesota has generating facilities that will be impacted by CAIR.  In May 2007, the Minnesota Pollution Control Agency (MPCA) issued a notice for implementing CAIR.  This notice stated that Minnesota will administer the CAIR and the EPA’s Federal Implementation Plan.  The preliminary estimate of capital expenditures associated with compliance with CAIR for the NSP System (Minnesota and Wisconsin) is $41.4 million.  To date, NSP-Minnesota has spent over $20 million on CAIR compliance. Purchases of NOx allowances for NSP-Minnesota are estimated at $2.3 million in 2009 with no NOx allowance needs in 2010.  NSP-Minnesota believes the cost of any required capital investment or allowance purchases will be recoverable from customers.  NSP- Minnesota will continue to review these cost projections in light of the court’s opinion vacating CAIR.

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

Minnesota Mercury Legislation — In May 2006, the Minnesota legislature enacted the Mercury Emissions Reduction Act of 2006 (Act) providing a process for plans, implementation and cost recovery for utility efforts to curb mercury emissions at certain power plants. For NSP-Minnesota, the Act covers units at the A. S. King and Sherco generating facilities. Under the Act, NSP-Minnesota is operating and maintaining continuous mercury emission monitoring systems. The information obtained will be used to establish a baseline from which to measure mercury emission reductions. Mercury emission reduction plans were required to be filed by utilities by Dec. 31, 2007 (dry scrubbed units) and Dec. 31, 2009 (wet scrubbed units) that propose to implement technologies most likely to reduce emissions by 90 percent. Implementation would occur by Dec. 31, 2009 for one of the dry scrubbed units, Dec. 31, 2010 for the remaining dry scrubbed unit and Dec. 31, 2014 for wet scrubbed units. The cost of controls will be determined as part of the engineering analysis portion of the mercury reduction plans and is currently estimated to range from $26.5 to $854.5 million for the mercury control and continuous monitoring equipment for Sherco units 1, 2 and 3 and for A.S. King, with increased operating and maintenance expenses estimated to range from approximately $24.7 to $77.2 million. The lower values include costs to achieve a 50 percent mercury reduction for Sherco units 1 and 2 and a 90 percent mercury reduction for Sherco unit 3 and A. S. King.  The higher values include costs to achieve a 90 percent mercury reduction for all Sherco units, as well as for A. S. King.  Utilities subject to the Act may also submit plans to address non-mercury pollutants subject to federal and state statutes and regulations, which became effective after Dec. 31, 2004. Cost recovery provisions of the Act also apply to these other environmental initiatives. In September 2006, NSP-Minnesota filed a request with the MPUC for recovery of up to $6.3 million of certain environmental improvement costs that are expected to be recoverable under the Act. In January 2007, the MPUC approved this request to defer these costs as a regulatory asset with a cap of $6.3 million. To date NSP-Minnesota has spent approximately $1.4 million on mercury monitoring implementation.

Voluntary Capacity Upgrade and Emissions Reduction Filing — In December 2007, NSP-Minnesota filed a plan with the MPCA and MPUC for reducing mercury emissions by up to 90 percent at the Sherco unit 3 and King plants.  Estimated project costs amount to approximately $9.1 million.  At the same time, NSP-Minnesota submitted a revised filing to the MPUC for a major emissions reduction project at Sherco Units 1 and 2 to reduce emissions and expand capacity.  The revised filing has estimated project costs of approximately $1.1 billion and encompasses the higher value mercury control costs discussed above in the Minnesota Mercury Legislation section. The filing also contains alternatives for the MPUC to consider to add additional capacity and to achieve even lower emissions.  If selected, these alternatives could range from $90.8 to $330.8 million in addition to the $1.1 billion proposal.  NSP-Minnesota’s investments are subject to MPUC approval of a cost recovery mechanism. The MPCA has issued its assessment that the Sherco 3 and King plans are appropriate; its review of the Sherco 1 and 2 plans is pending.

Regional Haze Rules — In June 2005, the EPA finalized amendments to the July 1999 regional haze rules. These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.

The EPA requires states to develop implementation plans to comply with BART by December 2007. NSP-Minnesota submitted its BART alternatives analysis for Sherco units 1 and 2 in October 2006. The MPCA reviewed the BART analyses for all units in Minnesota and determined that overall compliance with CAIR is better than BART.  The MPCA is currently reviewing this determination in light of the D.C. Circuit Court of Appeals’ decision vacating CAIR.

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” (BTA) for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. In January 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remand. As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.  In April 2008, the U.S. Supreme Court granted limited review of the Second Circuit’s opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  A decision is not expected until 2009.

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

Environmental Litigation

Carbon Dioxide Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of NSP-Minnesota, to force reductions in carbon dioxide (CO2) emissions. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals.  In June 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 ( April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act. In response to the request of the Second Circuit Court of Appeals, in June 2007, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, the parent company of NSP-Minnesota, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals.  Oral arguments will be presented to the Court of Appeals on Aug. 6, 2008. It is uncertain when the Court will reach a decision.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Minnesota, and 23 other oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that Defendants’ emission of CO2 and other greenhouse gases (GHG) contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.

Employment, Tort and Commercial Litigation

Hoffman vs. Northern States Power Company — In March 2006, a purported class action complaint was filed in Minnesota state court, on behalf of NSP-Minnesota’s residential customers in Minnesota, North Dakota and South Dakota for alleged breach of a contractual obligation to maintain and inspect the points of connection between NSP-Minnesota’s wires and customers’ homes within the meter box. Plaintiffs claim NSP-Minnesota’s alleged breach results in an increased risk of fire and is in violation of tariffs on file with the MPUC. Plaintiffs seek injunctive relief and damages in an amount equal to the value of inspections plaintiffs claim NSP-Minnesota was required to perform over the past six years. In August 2006, NSP-Minnesota filed a motion for dismissal on the pleadings. In November 2006, the court issued an order denying NSP-Minnesota’s motion, but later, pursuant to a motion by NSP-Minnesota, certified the issues raised in NSP-Minnesota’s original motion for appeal as important and doubtful and NSP-Minnesota filed an appeal with the Minnesota Court of Appeals.  In January 2008, the Minnesota Court of Appeals determined the plaintiffs’ claims are barred by the filed rate doctrine and remanded the case to the district court for dismissal. Plaintiffs have petitioned the Minnesota Supreme Court for discretionary review, and in April 2008, the court granted the petition.  The matter has been briefed by both parties.  A date for oral argument has not yet been set.

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the U. S. Department of Energy’s (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the DOE and NSP-Minnesota. At trial, NSP-Minnesota claimed damages in excess of $100 million through Dec. 31, 2004. On Sept. 26, 2007, the court awarded NSP-Minnesota $116.5 million in damages. In December 2007, the court denied the DOE’s motion for reconsideration.  In February 2008 the DOE filed an appeal to the U.S. Court of Appeals for the Federal Circuit, and NSP-Minnesota cross-appealed on the cost of capital issue. In April 2008, the DOE asked the appellate court to stay briefing until the appeals in several other nuclear waste cases have been decided, and the Court granted the request.  Results of the judgment will not be recorded in earnings until the appeal and regulatory treatment and amounts to be shared with ratepayers have been resolved. Given the uncertainties, it is unclear as to how much, if any, of this judgment will ultimately have a net impact on earnings.

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

Siewert vs. Xcel Energy — In June 2004, plaintiffs, the owners and operators of a Minnesota dairy farm, brought an action in Minnesota state court against NSP-Minnesota alleging negligence in the handling, supplying, distributing and selling of electrical power systems; negligence in the construction and maintenance of distribution systems; and failure to warn or adequately test such systems. Plaintiffs allege decreased milk production, injury and damage to a dairy herd as a result of stray voltage resulting from NSP-Minnesota’s distribution system. Plaintiffs claim losses of approximately $7 million. NSP-Minnesota denies all allegations. After its motion to dismiss plaintiffs’ claims was denied, NSP-Minnesota filed a motion to certify questions for immediate appellate review.  In October 2007, the court granted NSP- Minnesota’s motion for certification and the parties have filed briefs on appeal.  Oral argument is set to take place on Sept. 11, 2008.

7.   Short-term Borrowings and Other Financing Instruments

Commercial Paper — At Dec. 31, 2007, NSP-Minnesota had commercial paper outstanding of $341.5 million with a weighted average interest rate of 5.58 percent.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  NSP-Minnesota has approval to borrow up to $250 million under the arrangement.  At June 30, 2008 and Dec. 31, 2007, NSP-Minnesota had money pool loans outstanding of $51.0 million and money pool borrowings of $95.1 million, respectively.  The weighted average interest rates at June 30, 2008 and Dec. 31, 2007 were 3.06 percent and 5.64 percent, respectively.

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

Cash Flow Hedges

Commodity Cash Flow Hedges — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At June 30, 2008, NSP-Minnesota had various commodity-related contracts designated as cash flow hedges extending through May 2009.  The fair value of these cash flow hedges is recorded in other comprehensive income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

At June 30, 2008, NSP-Minnesota had $0.3 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

Interest Rate Cash Flow Hedges — NSP-Minnesota enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At June 30, 2008, NSP-Minnesota had net gains related to interest rate swaps of approximately $0.1 million in accumulated other comprehensive income that it expects to recognize in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at June 30 and Dec. 31:

	June 30, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation – Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$164,163	$237,978	$176,443	$245,240
Electric and natural gas trading and hedging derivative instruments	113,962	81,365	31,765	12,176
Interest rate hedging instruments	—	—	—	2,727
Total	$278,125	$319,343	$208,208	$260,143

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

The impact of qualifying cash flow hedges on NSP-Minnesota’s accumulated other comprehensive income, included as a component of common stockholder’s equity, are detailed in the following table:

	Six months ended June 30,
(Thousands of dollars)	2008	2007
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$8,704	$9,433
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(1,345)	1,170
After-tax net realized gains on derivative transactions reclassified into earnings	(124)	(163)
Accumulated other comprehensive income related to cash flow hedges at June 30	$7,235	$10,440

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

The following table presents, for each of these hierarchy levels, NSP-Minnesota’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting (a)	Net Balance
Assets
Nuclear decommissioning fund	$711,687	$483,239	$109,416	$—	$1,304,342
Commodity derivatives	327	17,146	96,516	(27)	113,962
Total	$712,014	$500,385	$205,932	$(27)	$1,418,304

Liabilities
Commodity derivatives	$—	$7,332	$74,875	$(842)	$81,365
Total	$—	$7,332	$74,875	$(842)	$81,365

(a) FASB Interpretation No. 39 Offsetting of Amounts Relating to Certain Contracts, as amended by FASB Staff Position FIN 39-1 Amendment of FASB Interpretation No. 39, permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between NSP-Minnesota and a counterparty. A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

The following tables present the changes in Level 3 recurring fair value measurements for the three and six months ended June 30, 2008:

(Thousands of Dollars)	Commodity Derivatives, Net	Nuclear Decommissioning Fund

Balance, April 1, 2008	$12,806	$97,232
Purchases, issuances, and settlements, net	(363)	13,901
Gains recognized in earnings	779	—
Gains (losses) recognized as regulatory assets and liabilities	8,419	(1,717)
Balance, June 30, 2008	$21,641	$109,416

(Thousands of Dollars)	Commodity Derivatives, Net	Nuclear Decommissioning Fund

Balance, Jan. 1, 2008	$15,345	$108,656
Purchases, issuances, and settlements, net	(2,335)	3,650
Gains recognized in earnings	1,006	—
Gains (losses) recognized as regulatory assets and liabilities	7,625	(2,890)
Balance, June 30, 2008	$21,641	$109,416

Gains on Level 3 commodity derivatives recognized in earnings for the three and six months ended June 30, 2008, include $0.7 million and $3.4 million, respectively, of net unrealized gains relating to commodity derivatives held at June 30, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric utility revenues.  Realized and unrealized gains and losses on short-term wholesale activities reflect the impact of regulatory recovery and are deferred as regulatory assets and liabilities.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset.

11.   Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2008	2007	2008	2007
Interest income	$3,195	$2,050	$7,905	$4,088
Equity income in unconsolidated affiliates	—	420	—	750
Other nonoperating income	364	5	1,283	27
Insurance policy income (expense)	816	(1,496)	(502)	(2,855)
Total interest and other income, net	$4,375	$979	$8,686	$2,010

12.   Segment Information

NSP-Minnesota has two reportable segments:  regulated electric utility and regulated natural gas utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the regulated electric utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2008
Revenues from:
External customers	$854,331	$162,842	$4,692	$—	$1,021,865
Internal customers	161	1,245	—	(1,406)	—
Total revenues	$854,492	$164,087	$4,692	$(1,406)	$1,021,865
Segment net income (loss)	$46,527	$(526)	$2,352	$—	$48,353

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2007
Revenues from:
External customers	$853,328	$118,944	$4,453	$—	$976,725
Internal customers	46	5,126	—	(5,172)	—
Total revenues	$853,374	$124,070	$4,453	$(5,172)	$976,725
Segment net income	$53,395	$201	$2,778	$—	$56,374

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2008
Revenues from:
External customers	$1,724,566	$555,447	$9,576	$—	$2,289,589
Internal customers	290	3,754	—	(4,044)	—
Total revenues	$1,724,856	$559,201	$9,576	$(4,044)	$2,289,589
Segment net income	$81,390	$22,639	$8,292	$—	$112,321

Six months ended June 30, 2007
Revenues from:
External customers	$1,645,882	$467,159	$9,319	$—	$2,122,360
Internal customers	259	8,955	—	(9,214)	—
Total revenues	$1,646,141	$476,114	$9,319	$(9,214)	$2,122,360
Segment net income	$70,682	$21,663	$6,532	$—	$98,877

13.   Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2008	2007	2008	2007
Net income	$48,353	$56,374	$112,321	$98,877
Other comprehensive income:
Changes in unrecognized amounts of pension and retiree medical benefits	39	20	65	61
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	109	1,694	(1,345)	1,170
After-tax net realized gains on derivative transactions reclassified into earnings	(32)	(83)	(124)	(163)
Unrealized loss – marketable securities	(101)	—	(101)	—
Other comprehensive income (loss)	15	1,631	(1,505)	1,068
Comprehensive income	$48,368	$58,005	$110,816	$99,945

14.   Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Minnesota.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended June 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$14,929	$14,555	$1,211	$1,205
Interest cost	44,677	43,028	12,894	11,635
Expected return on plan assets	(68,697)	(66,525)	(8,425)	(7,582)
Amortization of transition obligation	—	—	3,644	3,677
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	3,511	4,555	3,031	2,106
Net periodic benefit cost (credit)	(414)	2,100	11,811	10,496
Credits not recognized due to the effects of regulation	1,925	2,894	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$1,511	$4,994	$12,784	$11,469

NSP-Minnesota
Net periodic benefit cost (credit)	$(1,462)	$(2,390)	$3,486	$2,797
Additional cost recognized due to the effects of regulation	1,925	2,894	—	—
Net benefit cost recognized for financial reporting	$463	$504	$3,486	$2,797

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

	Six months ended June 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$31,702	$31,040	$2,675	$2,906
Interest cost	85,260	82,626	25,440	25,238
Expected return on plan assets	(137,169)	(132,416)	(15,925)	(15,200)
Amortization of transition obligation	—	—	7,288	7,288
Amortization of prior service cost (credit)	10,332	12,974	(1,088)	(1,090)
Amortization of net loss	6,370	8,422	5,749	7,100
Net periodic benefit cost (credit)	(3,505)	2,646	24,139	26,242
Credits not recognized due to the effects of regulation	4,517	5,574	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$1,012	$8,220	$26,085	$28,188

NSP-Minnesota
Net periodic benefit cost (credit)	$(3,834)	$(4,580)	$6,979	$6,881
Additional cost recognized due to the effects of regulation	4,517	5,574	—	—
Net benefit cost recognized for financial reporting	$683	$994	$6,979	$6,881

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2007 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2008.

Market Risks

NSP-Minnesota is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2007.

Commodity price and interest rate risks for NSP-Minnesota are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2008, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2007.

NSP-Minnesota maintains trust funds, as required by the Nuclear Regulatory Commission (NRC), to fund certain costs of nuclear decommissioning. Those investments are exposed to price fluctuations in equity markets and changes in interest rates.

However, because the costs of nuclear decommissioning are recovered through NSP-Minnesota rates, fluctuations in investment fair value do not affect NSP-Minnesota’s consolidated results of operations.

RESULTS OF OPERATIONS

NSP-Minnesota’s net income was approximately $112.3 million for the first six months of 2008, compared with approximately $98.9 million for the first six months of 2007.

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

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of Dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Six months ended June 30, 2008
Electric utility revenues (excluding commodity trading)	$1,642	$82	$—	$1,724
Electric fuel and purchased power	(751)	(72)	—	(823)
Commodity trading revenues	—	—	28	28
Commodity trading expenses	—	—	(27)	(27)
Gross margin before operating expenses	$891	$10	$1	$902
Margin as a percentage of revenues	54.3%	12.2%	3.6%	51.5%

Six months ended June 30, 2007
Electric utility revenues (excluding commodity trading)	$1,561	$84	$—	$1,645
Electric fuel and purchased power	(694)	(78)	—	(772)
Commodity trading revenues	—	—	67	67
Commodity trading expenses	—	—	(66)	(66)
Gross margin before operating expenses	$867	$6	$1	$874
Margin as a percentage of revenues	55.5%	7.1%	1.5%	51.1%

The following summarizes the components of the changes in base electric revenues and base electric margin for the six months ended June 30:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007
Fuel and purchased power cost recovery	$27
Interchange agreement billing with NSP-Wisconsin	11
Transmission revenues	11
MERP rider	10
Conservation and non-fuel riders	6
Retail sales growth (excluding weather impact)	5
Increased revenues due to leap year (weather-normalized impact)	4
North Dakota interim rate increase	3
Estimated impact of weather	(15)
Other	19
Total increase in base electric revenues	$81

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007
MERP rider	$10
Transmission revenues (net)	8
Interchange agreement billing with NSP-Wisconsin	7
Conservation and non-fuel riders	6
Retail sales growth (excluding weather impact)	5
Increased margin due to leap year (weather-normalized impact)	4
North Dakota interim rate increase	3
Estimated impact of weather	(15)
Purchased capacity costs	(10)
Other	6
Total increase in base electric margin	$24

Natural Gas Utility Margins

The following table details natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Six months ended June 30,
(Millions of Dollars)	2008	2007

Natural gas utility revenues	$555	$467
Cost of natural gas sold and transported	(446)	(369)
Natural gas utility margin	$109	$98

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2008 vs. 2007
Purchased natural gas adjustment clause recovery	$77
Estimated impact of weather	7
Conservation revenues	3
Other	1
Total increase in natural gas revenues	$88

Natural Gas Margin

(Millions of Dollars)	2008 vs. 2007
Estimated impact of weather	$7
Conservation revenues	3
Other	1
Total increase in natural gas margin	$11

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other operating and maintenance expense for the six months ended June 30:

(Millions of Dollars)	2008 vs. 2007
Higher plant generation costs	$7
Higher labor costs	4
Higher consulting costs	3
Higher contract labor costs	3
Lower nuclear plant outage costs	(4)
Other	2
Total increase in other operating and maintenance expenses	$15

Conservation program expenses — Conservation program expenses increased approximately $7.4 million, or 27.9 percent, for the first six months of 2008, compared to the same period in 2007.  The higher expense is attributable to the ongoing expansion of such programs as designed, in part, to meet certain regulatory commitments.

Depreciation and amortization — Depreciation and amortization expense decreased by approximately $10.6 million, or 4.9 percent, for the first six months of 2008, compared with the first six months of 2007. The decrease is primarily due to the MPUC approval of NSP-Minnesota’s remaining lives depreciation filing in the third quarter of 2007.  This decision reduced third quarter depreciation retroactive to Jan. 1, 2007; however, it did not impact the first six months of 2007 depreciation expense due to the approval in the third quarter of 2007.

Interest and other income, net — Interest and other income, net increased by approximately $6.7 million, or 332.1 percent, for 2008, compared with 2007.  The increase was due to interest income earned on income tax reserves and borrowings to associated companies.  Life insurance proceeds in 2008 further increased income.

Interest charges — Interest charges increased by approximately $7.4 million, or 8.2 percent, for 2008, compared with 2007.  The increase was due to higher average debt balances.

Allowance for funds used during construction, equity and debt (AFDC) — AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction. Generally, these costs are recovered from customers, in future rates, as the related property is depreciated. NSP-Minnesota’s MERP project consists of converting two coal-fueled electric generating plants located in the Minneapolis - St. Paul metropolitan area to natural gas and installing advanced pollution control equipment at a third coal-fired plant. The first of these projects began operating in July 2007 with the remaining two expected to begin operations in 2008 and 2009. AFDC, resulting in part from these projects, increased by approximately $2.0 million, or 10.2 percent, for the first six months of 2008 compared with the same period in 2007. The increase was partially offset by the current recovery from customers of the financing costs related to MERP through a rate rider, resulting in a lower recognition of AFDC.

Income taxes — Income tax expense increased by $10.1 million for the first six months of 2008, compared with the first six months of 2007.  The increase in income tax expense was primarily due to an increase in pretax income. The effective tax rate was 36.1 percent for the first six months of 2008, compared with 35.1 percent for the same period in 2007. The higher effective tax rate for the first six months of 2008 was primarily due to an increase in the forecasted annual effective rate for 2008 as compared to 2007.

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

Electric Reliability Standards Matters — The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages.  The initial transmission line outage appears to have occurred on the NSP-Minnesota transmission system due to a failure of a 345 KV conductor during severe weather, and approximately 6,000 NSP-Wisconsin customers temporarily lost power.  The Midwest Reliability Organization (MRO), the North American Electric Reliability Council (NERC) regional entity responsible for oversight of electric system reliability in the upper Midwest, including the NSP System, has initiated an independent incident analysis.  In addition, NERC has initiated a compliance investigation to determine if violations of mandatory NERC reliability standards contributed to the event.  Xcel Energy is cooperating with the MRO incident analysis and NERC compliance investigation.

In June 2008, PSCo was subject to an audit of its compliance with NERC and regional reliability standards by Western Electricity Coordinating Council (WECC), the NERC regional entity for the PSCo system.   In response to information identified in during the audit, Xcel Energy conducted a comprehensive review of the maintenance records for all relay devices on the NSP System.  That review NSP-Minnesota and NSP-Wisconsin did not have documentation demonstrating that all relay devices on the NSP System had been maintained on the schedule in Xcel Energy’s adopted maintenance plan.  In June 2008, the NSP System filed a self-report regarding the maintenance plan violations with the MRO.  Xcel Energy is uncertain if self-report will result in financial penalties being imposed on NSP-Minnesota and NSP-Wisconsin.

Other Regulatory Matters

NSP System Resource Plan — In December 2007, NSP-Minnesota filed its 2007 resource plan with the MPUC. The plan incorporates the actions needed to comply with expansive new legislation regarding GHG emissions control, renewable energy procurement, and DSM adopted by the 2007 Minnesota legislature. Due to the expansion of wind generation procurement and DSM obligations, the plan indicates that the type of incremental resources has changed from prior plans. Key highlights of the plan include:

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

In June 2008, intervenors filed comments on this plan.  The OES recommended approval, subject to further expansion of DSM goals.  Environmental intervenors recommended expanded DSM goals and expressed concerns regarding carbon management with the proposed expansion of certain coal resources.  Excelsior Energy recommended inclusion of its proposed project in the plan.  The Prairie Island Community expressed health and safety concerns regarding nuclear resources.  The Minnesota Chamber of Commerce expressed interest in cost and rate management.  Reply comments are due Aug.18, 2008, and the MPUC is expected to take up the case in the later part of 2008.

NSP–Minnesota issued a request for proposal (RFP) for wind power of 500 MW in December 2007.  The proposals were received in March 2008 and NSP–Minnesota prioritized the potential projects in April 2008.  Due diligence is in progress on the selected proposals.

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

NSP-Minnesota has filed two applications for certificates of need related to its nuclear generating facilities to obtain approval for these projects.  The first addresses approximately 70 MW of power uprates at the Monticello plant.  The MPUC has accepted that filing and set it for hearing, which is expected to take place this fall.  The second addresses both life extension and approximately 160 MW in power uprates at Prairie Island 1 and 2.  The MPUC found the application complete and referred it to an administrative law judge for contested case hearing at its July 15, 2008 hearing.  The Prairie Island Community has indicated its active interest in the power uprate portion of the case and has expressed interest in revisiting its 2003 settlement with NSP-Minnesota, in which it agreed that any concerns it may have regarding Prairie Island life extension would be addressed in the federal relicensing process.  NSP-Minnesota has temporarily withdrawn its NRC application for the Monticello plant extended power uprate and will resubmit the application at a later date, the expectation is sometime in the 4th quarter 2008.  Although this delays the extended power uprate process slightly, NSP-Minnesota does not anticipate a substantial delay in the project at this time.

In April 2008, NSP-Minnesota filed an application with the NRC to extend the operating life of its two nuclear reactors at Prairie Island by 20 years.  In May 2008, NSP-Minnesota filed the certificate of need application with the MPUC to support the proposed license extensions, which will seek to increase the number of spent fuel storage containers at Prairie Island to support the license extensions.  The operating life of the Monticello nuclear plant has already been extended through 2030.

NSP-Minnesota Transmission Certificates of Need — In late 2006, NSP-Minnesota filed applications for certificates of need with the MPUC for three transmission lines in southwestern Minnesota and one in Chisago County, Minn. In 2007, the MPUC issued a certificate of need authorizing NSP-Minnesota to construct three new 115 Kilovolt (KV) transmission lines (totaling 35 to 50 miles) in southwestern Minnesota to provide approximately 350 MW of incremental transmission delivery capacity for wind generation. The three projects, including associated substations, are expected to cost $72.5 million. The MPUC order required NSP-Minnesota to file required route permit applications by January 2008 and complete construction by Spring 2009. The route permit applications were filed with the MPUC and SDPUC as required.  On May 20, 2008, the MPUC granted a route permit for one of the three transmission lines; the three remaining route permit requests are pending MPUC or SDPUC action. On July 8, 2008, NSP-Minnesota filed a motion requesting the SDPUC to grant an extension of time to issue an order on the South Dakota route permit; absent an extension, the SDPUC could reject the application and require NSP-Minnesota to refile.  On April 1, 2008, NSP-Minnesota filed a status report indicating one of the 115 KV transmission lines would be completed by December 2009, but the delay is not expected to materially affect wind generation outlet capacity.

In January 2008, the MPUC voted to grant NSP-Minnesota a certificate of need for the Chisago County, Minnesota project, which would replace an existing 69 KV line with 115 and 161 KV facilities and add a new substation at an estimated cost of $64 million and a route permit for the majority of the proposed line. The MPUC set the issue of the disputed route for a half-mile segment of the line for further discussions between the parties. The project would be placed in service in 2010. The parties filed a consensus report to the MPUC on May 23, 2008, and on June 30, 2008, the MPUC issued an order granting a route permit for the remaining segment.  NSP-Minnesota now has obtained all required state regulatory approvals for construction of the Minnesota portion of the transmission line.  The PSCW previously approved construction by NSP-Wisconsin and Dairyland Power Cooperative of related 161 KV facilities in Wisconsin.

As part of CapX 2020, NSP-Minnesota and Great River Energy (on behalf of eight other regional transmission providers) filed a certificate of need application in August 2007, for three 345 KV transmission lines serving Minnesota and parts of surrounding states. The current schedule targets an MPUC order by the end of 2008 or early 2009. The three lines would include construction of approximately 700 miles of new facilities at a cost of $1.3 to $1.6 billion, with construction to be completed in phases between 2011 and 2015. The application put forth a potential ownership percentage of 36 to 72 percent for each of the three 345 KV projects for NSP System. Updated NSP-Minnesota and NSP-Wisconsin cost estimates are expected following the negotiation of project agreements outlining the terms and conditions related to construction management, ownership, operations and maintenance of these facilities.  All written testimony has been submitted, and evidentiary hearings began in mid- July 2008.  The OES recommends approval of the application, conditioned on an increase in capacity for a portion of the project, which the CapX utilities propose to adopt.  An environmental coalition recommended approval subject to conditions for wind purchases or commitments for the transmission capacity, while two other intervenors opposed the proposal.

Also as part of CapX 2020, Otter Tail Power Company, Minnesota Power and Minnkota Power Cooperative (on behalf of themselves and Xcel Energy and Great River Energy) filed a certificate of need application in March 2008 for a 230 kV transmission line between Bemidji and Grand Rapids, Minnesota.  A route application for this project was filed in June 2008.  The need application is uncontested; route hearings are expected to begin later this year and a decision is anticipated by about May 2009.  The Bemidji-Grand Rapids line will entail construction of approximately 68 miles of new facilities at a cost of $61 million, with construction to be completed by end of 2011. The application put forth a potential ownership percentage of 26.2 percent.

2008 Minnesota Legislative Session — The 2008 Minnesota Legislature considered and adopted several measures related to energy policy and regulation, including:  encouragement of Minnesota’s participation in the Midwest Governors’ Association’s GHG accord and commissioning of an economic study of the potential impacts of a carbon cap-and-trade program; modifying the existing TCR mechanism to allow for recovery of costs associated with MISO charges for regional transmission expansion; providing for recovery via a rate rider mechanism of certain energy storage projects associated with renewable energy projects; and providing for a streamlined approval process for wind and solar projects needed to comply with Minnesota’s RES.  The legislature considered but did not adopt increased taxes on utility property.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in NSP-Minnesota’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against NSP-Minnesota. After consultation with legal counsel, NSP-Minnesota has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 5 and 6 of the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 11 and 12 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 for a description of certain legal proceedings presently pending.

Item 1A. RISK FACTORS

NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its 2007 Annual Report on Form 10-K, which is incorporated herein by reference. There have been no material changes to the risk factors.

Item 6. EXHIBITS

*Indicates incorporation by reference

3.01*

Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000)(Exhibit 3.01 to Form 10-12G (file no. 000-31709) dated Oct. 5, 2000).

3.02*	By-Laws of Northern States Power Co. (a Minnesota corporation) (Exhibit 3.02 to Form 8-K (file no. 001-31387) dated June 3, 2008).

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 4, 2008.

Northern States Power Co. (a Minnesota corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer