Form 10-Q
period 2008-09-30
NORTHERN STATES POWER CO
filed 2008-10-24
CIK 1123852

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 24, 2008
Common Stock, $0.01 par value	1,000,000 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Operating revenues
Electric utility	$1,012,555	$1,020,265	$2,737,121	$2,666,147
Natural gas utility	86,422	64,375	641,869	531,534
Other	4,119	4,530	13,695	13,849
Total operating revenues	1,103,096	1,089,170	3,392,685	3,211,530

Operating expenses
Electric fuel and purchased power	470,760	447,897	1,293,482	1,220,091
Cost of natural gas sold and transported	60,232	43,759	506,399	412,517
Cost of sales — nonregulated and other	2,645	2,475	7,381	6,650
Other operating and maintenance expenses	197,014	205,685	657,458	651,615
Conservation program expenses	16,143	27,543	50,265	54,216
Depreciation and amortization	105,433	85,827	312,014	302,963
Taxes (other than income taxes)	32,550	31,554	104,499	98,386
Total operating expenses	884,777	844,740	2,931,498	2,746,438

Operating income	218,319	244,430	461,187	465,092

Interest and other income, net	849	1,032	9,535	3,042
Allowance for funds used during construction — equity	6,396	4,703	19,577	15,801

Interest charges and financing costs
Interest charges — includes other financing costs of $1,500, $1,344, $4,338 and $3,914, respectively	49,940	47,740	147,600	138,022
Allowance for funds used during construction — debt	(4,124)	(3,913)	(12,872)	(12,716)
Total interest charges and financing costs	45,816	43,827	134,728	125,306

Income before income taxes	179,748	206,338	355,571	358,629
Income taxes	69,408	84,882	132,910	138,296
Net income	$110,340	$121,456	$222,661	$220,333

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Nine Months Ended Sept. 30,
	2008	2007
Operating activities
Net income	$222,661	$220,333
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	318,568	309,328
Nuclear fuel amortization	46,765	38,571
Deferred income taxes	101,734	103,821
Amortization of investment tax credits	(2,813)	(3,633)
Allowance for equity funds used during construction	(19,577)	(15,801)
Net realized and unrealized hedging and derivative transactions	(10,868)	(8,100)
Changes in operating assets and liabilities (net of effects of consolidation of Nuclear Management Company (NMC) See Note 15):
Accounts receivable	51,925	29,911
Accounts receivable from affiliates	18,207	18,684
Accrued unbilled revenues	79,590	65,326
Inventories	(90,257)	(35,626)
Recoverable purchased natural gas and electric energy costs	11,750	7,750
Other current assets	5,452	2,727
Accounts payable	(12,319)	(121,066)
Net regulatory assets and liabilities	(32,797)	(34,667)
Other current liabilities	(37,518)	3,057
Change in other noncurrent assets	11,702	878
Change in other noncurrent liabilities	(11,978)	4,386
Net cash provided by operating activities	650,227	585,879

Investing activities
Utility capital/construction expenditures	(770,760)	(824,022)
Allowance for equity funds used during construction	19,577	15,801
Purchase of investments in external decommissioning fund	(643,497)	(499,991)
Proceeds from sale of investments in external decommissioning fund	610,953	467,447
Cash obtained from consolidation of NMC	—	38,950
Investments in utility money pool arrangement	(890,000)	(423,500)
Repayments from utility money pool arrangement	890,000	423,500
Advances to affiliate	(337,600)	(248,900)
Advances from affiliate	396,200	261,900
Other investments	8,503	634
Net cash used in investing activities	(716,624)	(788,181)

Financing activities
(Repayment of) proceeds from short-term borrowings, net	(341,500)	55,725
Borrowings under utility money pool arrangement	259,600	590,600
Repayments under utility money pool arrangement	(354,700)	(590,600)
Borrowings under 5-year unsecured credit facility	—	200,000
Proceeds from issuance of long-term debt	493,751	343,755
Repayment of long-term debt	(7)	(185,056)
Capital contributions from parent	206,762	65,280
Dividends paid to parent	(171,211)	(170,541)
Net cash provided by financing activities	92,695	309,163

Net increase in cash and cash equivalents	26,298	106,861
Cash and cash equivalents at beginning of period	24,626	16,019
Cash and cash equivalents at end of period	$50,924	$122,880

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$159,087	$131,574
Cash paid for income taxes (net of refunds received)	36,568	29,278
Supplemental disclosure of non-cash flow investing transactions:
Property, plant and equipment additions in accounts payable	$11,114	$34,265

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	Sept. 30, 2008	Dec. 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$50,924	$24,626
Notes receivable from affiliates	—	58,600
Accounts receivable, net	390,005	441,930
Accounts receivable from affiliates	12,871	31,078
Accrued unbilled revenues	146,811	226,401
Inventories	360,895	270,638
Recoverable purchased natural gas and electric energy costs	25,107	36,857
Derivative instruments valuation	120,706	51,233
Prepayments and other	34,473	52,875
Total current assets	1,141,792	1,194,238

Property, plant and equipment, net	6,934,239	6,482,681

Other assets:
Nuclear decommissioning fund investments	1,186,741	1,317,564
Regulatory assets	575,001	359,782
Prepaid pension asset	286,006	270,436
Derivative instruments valuation	134,534	156,975
Other investments	10,856	20,034
Other	21,962	18,622
Total other assets	2,215,100	2,143,413
Total assets	$10,291,131	$9,820,332

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$250,052	$31
Short-term debt	—	341,500
Borrowings under utility money pool arrangement	—	95,100
Accounts payable	339,878	369,394
Accounts payable to affiliates	61,273	53,975
Taxes accrued	121,004	122,648
Accrued interest	35,463	61,485
Dividends payable to parent	58,501	56,094
Derivative instruments valuation	82,618	23,311
Other	54,998	64,968
Total current liabilities	1,003,787	1,188,506

Deferred credits and other liabilities:
Deferred income taxes	969,688	898,725
Deferred investment tax credits	40,944	43,757
Asset retirement obligations	1,319,498	1,264,368
Regulatory liabilities	682,847	639,228
Derivative instruments valuation	221,225	236,832
Pension and employee benefit obligations	195,265	201,624
Other	77,703	68,585
Total deferred credits and other liabilities	3,507,170	3,353,119

Commitments and contingent liabilities
Capitalization:
Long-term debt	2,712,409	2,463,078
Common stock — authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Additional paid in capital	1,918,755	1,711,994
Retained earnings	1,145,768	1,097,357
Accumulated other comprehensive income	3,232	6,268
Total common stockholder’s equity	3,067,765	2,815,629
Total liabilities and equity	$10,291,131	$9,820,332

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2008, and Dec. 31, 2007; the results of its operations for the three and nine months ended Sept. 30, 2008 and 2007; and its cash flows for the nine months ended Sept. 30, 2008 and 2007. All adjustments are of a normal, recurring nature, except as otherwise disclosed.  The Dec. 31, 2007 balance sheet information has been derived from the audited 2007 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2007, filed with the Securities and Exchange Commission on Feb. 25, 2008.  Due to the seasonality of electric and natural gas sales of NSP-Minnesota, interim results are not necessarily an appropriate base from which to project annual results.

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

Fair Value Measurements — NSP-Minnesota presents cash equivalents, commodity derivatives, and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements.  Cash equivalents are recorded at cost plus accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of cash equivalents, including commercial paper and money market funds, are also monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.  For commodity derivatives, the most observable inputs available are used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, NSP-Minnesota may use quoted prices for similar contracts, or internally prepared valuation models as primary inputs to determine fair value.  For the nuclear decommissioning fund, published trading data and pricing models using the most observable inputs available are utilized to estimate fair value for each class of security.

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

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement was effective for fiscal years beginning after Nov. 15, 2007.  Effective Jan. 1, 2008, NSP-Minnesota adopted SFAS No. 159 and the adoption did not have a material impact on its consolidated financial statements.

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

The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS No. 162)  — In May 2008, the FASB issued SFAS No. 162, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective Nov. 15, 2008. NSP-Minnesota does not believe that implementation of SFAS No. 162 will have any material impact on its consolidated financial statements.

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

3.   Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2008	Dec. 31, 2007

Accounts receivable, net:
Accounts receivable	$411,126	$462,033
Less allowance for bad debts	(21,121)	(20,103)
	$390,005	$441,930
Inventories:
Materials and supplies	$99,336	$93,853
Fuel	134,462	77,257
Natural gas	127,097	99,528
	$360,895	$270,638

(Thousands of Dollars)	Sept. 30, 2008	Dec. 31, 2007
Property, plant and equipment, net:
Electric utility plant	$9,459,424	$8,855,144
Natural gas utility plant	916,944	890,371
Construction work in progress	771,872	818,276
Common utility and other property	455,557	447,527
Total property, plant and equipment	11,603,797	11,011,318
Less accumulated depreciation	(4,903,815)	(4,708,496)
Nuclear fuel	1,572,392	1,471,229
Less accumulated amortization	(1,338,135)	(1,291,370)
	$6,934,239	$6,482,681

4.   Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007.

In the first quarter of 2008, the state of Minnesota concluded an income tax audit through tax year 2001.  No material adjustments were proposed for this audit. As of Sept. 30, 2008, NSP-Minnesota’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $14.3 million and $18.0 million on Dec. 31, 2007 and Sept. 30, 2008, respectively.  These unrecognized tax benefit amounts were reduced by the tax benefits associated with tax credit carryovers of $2.2 million and $3.2 million as of Dec. 31, 2007 and Sept. 30, 2008, respectively.

The unrecognized tax benefit balance included $6.6 million and $5.9 million of tax positions on Dec. 31, 2007 and Sept. 30, 2008, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance included $7.7 million and $12.1 million of tax positions on Dec. 31, 2007 and Sept. 30, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $4.0 million from July 1, 2008 to Sept. 30, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity.  NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume. However, at this time, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with tax credit carryovers.  The amount of interest expense related to unrecognized tax benefits reported within interest charges in the third quarter of 2008 was $0.1 million.  The liability for interest related to unrecognized tax benefits was $1.9 million on Dec. 31, 2007 and $0.9 million on Sept. 30, 2008.

No amounts were accrued for penalties as of Sept. 30, 2008.

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

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Recovery (TCR) Rider — In November 2006, the MPUC approved a TCR rider pursuant to legislation, which allows annual adjustments to retail electric rates to provide recovery of incremental transmission investments between rate cases.  In December 2007, NSP-Minnesota filed adjustments to the TCR rate factors and implemented a rider to recover $18.5 million beginning Jan. 1, 2008.  In March 2008, the MPUC approved the 2008 cost recovery, but required certain procedural changes for future TCR filings if costs are disputed.  NSP-Minnesota filed the required compliance filing in April 2008.  In the fourth quarter of 2008, NSP-Minnesota expects to submit its TCR rate factors for proposed recovery in 2009.

Renewable Energy Standard (RES) Rider — In March 2008, the MPUC approved an RES rider to recover the costs associated with utility-owned projects implemented in compliance with the RES adopted by the 2007 Minnesota legislature, and it was implemented on April 1, 2008.  Under the rider, NSP-Minnesota could recover up to approximately $14.5 million in 2008 attributable to the Grand Meadow wind farm, a 100-megawatt (MW) wind project, subject to true-up.  On Aug. 29, 2008, NSP-Minnesota submitted the RES rider for recovery of approximately $22 million in 2009 attributable to the Grand Meadow wind farm and a Wind2Battery project.  On Sept. 15, 2008, the Minnesota Office of Energy Security (OES) issued comments recommending removal of the Wind2Battery project from the RES, pending MPUC approval of the project.  On Sept. 23, 2008, NSP-Minnesota filed reply comments removing the project and reducing the recovery request by $0.3 million.

Metropolitan Emissions Reduction Project (MERP) Rider — On Oct. 1, 2008, NSP-Minnesota filed a proposed MERP rider for 2009 designed to recover costs related to MERP environmental improvement projects.  Under this rider, NSP-Minnesota proposes to recover $114 million in 2009, an increase of approximately $23 million over 2008.

Annual Automatic Adjustment Report for 2007 — In September 2007, NSP-Minnesota filed its annual automatic adjustment reports for July 1, 2006 through June 30, 2007, which is the basis for the MPUC review of charges that flow through the fuel clause adjustment (FCA) and purchased gas adjustment (PGA) mechanisms. During that time period, $1.2 billion in fuel and purchased energy costs, including $384 million of Midwest Independent Transmission System Operator, Inc. (MISO) charges were recovered from electric customers through the FCA. In addition, approximately $590 million of purchased natural gas and transportation costs were recovered through the PGA. The OES filed its comments on the gas annual report on June 12, 2008, recommending MPUC approval. The OES submitted its comments in the electric report on June 30, 2008.  While the OES made several recommendations regarding assignment of wholesale and retail costs for the recovery period and future periods, none of these recommendations are expected to have a material financial impact, as NSP-Minnesota currently returns all margins to ratepayers.  NSP-Minnesota filed reply comments in July 2008.  On Oct. 16, 2008, the MPUC voted to accept the 2007 gas annual automatic adjustment report.  The 2007 annual electric automatic adjustment report is pending further written comments and MPUC action.

Annual Automatic Adjustment Report for 2008 — In September 2008, NSP-Minnesota filed its annual automatic adjustment reports for July 1, 2007 through June 30, 2008. During that time period, $848.5 million in fuel and purchased energy costs, including $258.8 million of MISO charges, were recovered from Minnesota electric customers through the FCA. In addition, approximately $680 million of purchased natural gas and transportation costs were recovered through the PGA.  The 2008 annual automatic adjustment reports are pending initial comments and MPUC action.  The OES is expected to file its comments on June 15, 2009.

MISO Ancillary Service Market (ASM) Cost Recovery — On May 9, 2008, NSP-Minnesota and several other Minnesota electric utilities filed jointly for MPUC regulatory approval to recover ASM costs via the Minnesota FCA cost recovery mechanism.  On Aug. 8, 2008, the OES filed comments arguing the MPUC should not allow the utilities to recover ASM costs in the FCA until after the first year of ASM operations.  On Sept. 30, 2008, the utilities filed joint comments opposing certain of the OES recommendations.  The filing is pending MPUC action.  NSP-Minnesota expects to submit similar ASM rate recovery filings to the North Dakota Public Service Commission (NDPSC) and South Dakota Public Utilities Commission (SDPUC) in the fourth quarter of 2008.  MISO expects to begin ASM operations in January 2009.

Gas Meter Module Failure — Approximately 8,700 customers in the St. Cloud and East Grand Forks areas of Minnesota and about 4,000 customers in the Fargo, North Dakota area were under billed for a period of time during the 2007-2008 heating season due to the failure of the automated meter reading (AMR) module installed on their natural gas meters.  While the modules failed to register usage, the meters continued to function.  The MPUC and NDPSC have each initiated an investigation into the module failure issue and NSP-Minnesota’s response to the failure.

On July 2, 2008, NSP-Minnesota received a letter from the NDPSC requesting further information on the module failure.  NSP-Minnesota responded on July 30, 2008, and participated in an informational meeting with the NDPSC on Sept. 9, 2008.  Subsequent meetings between NSP-Minnesota and NDPSC staff were held in September and October 2008 to discuss NSP-Minnesota’s progress in addressing various NDPSC concerns about NSP-Minnesota’s response.

On Aug. 1, 2008, the MPUC opened a docket and issued a notice directing NSP-Minnesota to file information about the AMR module failure.  NSP-Minnesota responded to the MPUC on Aug. 21, 2008.  The Minnesota Office of Attorney General  (MOAG) and the OES subsequently submitted comments on NSP-Minnesota’s filing.  The OES comments indicated support for the rebilling plan with certain conditions.  The MOAG raised concerns about the timing of the remediation efforts, and questions whether customers should be responsible for the entire cost of the unbilled natural gas.

NSP-Minnesota believes that the meter failure did not have a material effect on the consolidated financial statements.

Annual Review of Remaining Lives — On Oct. 8, 2008, the MPUC approved NSP-Minnesota’s service lives, salvage rates and resulting depreciation rates for its electric and gas production facilities as well as the depreciation study for other gas and electric assets, effective Jan. 1, 2008. The net impact resulted in a reduction to depreciation expense of $5.6 million recognized in the third quarter, or $7.5 million on an annual basis.

Other

Nuclear Refueling Outage Costs — In November 2007, NSP-Minnesota requested a change in the recovery method for costs associated with refueling outages at its nuclear plants. The request sought approval to amortize refueling outage costs over the period between refueling outages to better match revenues and expenses. This request would have reduced 2008 expenses for the NSP-Minnesota jurisdiction by approximately $25 million due to deferral and amortization over an 18-month period versus expensed as incurred.

On Sept. 16, 2008, the MPUC authorized NSP-Minnesota to use a deferral and amortization method for the nuclear refueling operating and maintenance costs effective Jan. 1, 2008.  The ruling reduced operating and maintenance expenses, but also resulted in revenue deferrals.   The net result is a positive adjustment to third quarter earnings of approximately $14 million and an estimated impact to full year earnings of approximately $18 million.

Pending Regulatory Proceedings — NDPSC and SDPUC

NSP-Minnesota North Dakota Electric Rate Case — In December 2007, NSP-Minnesota filed a request with the NDPSC to increase North Dakota retail electric rates by $20.5 million, which would be an $18.2 million impact to NSP-Minnesota due to the transfer of certain costs and revenues between base rates and the fuel cost recovery mechanism. The request was based on an 11.50 percent return on equity (ROE), an equity ratio of 51.77 percent, and a rate base of approximately $242 million. Interim rates of $17.2 million became effective in February 2008.

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

Evidentiary hearings were held in June 2008.  The updated NDPSC advocacy staff’s overall recommendation following the hearing is a base rate increase of $4.9 million, a net impact of $2.5 million to NSP-Minnesota, with recommended disallowances for costs associated with NSP-Minnesota’s compliance with Minnesota renewable energy requirements, investments in environmental improvements and power plant life extensions through NSP-Minnesota’s MERP, and recommended changes in treatment of depreciation costs.

In its briefs that were filed on Aug. 22, 2008 and Oct. 1, 2008, advocacy staff has suggested that, in the alternative to its earlier recommendations in testimony, the NDPSC could dismiss the rate case on the basis that NSP-Minnesota did not meet the burden of proof.  The NDPSC will likely make a decision regarding the rate case in November, with final rates expected to be effective in the first quarter of 2009.

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

The SDPUC approved the NSP-Minnesota’s request to change the accounting method for nuclear refueling outage operating and maintenance cost from a direct expense method to a method that amortizes these costs over the period between outages.

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

6.   Commitments and Contingent Liabilities

Except as noted below, the circumstances set forth in Notes 11, 12 and 13 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 and Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. The following include contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

Operating Leases — NSP-Minnesota began taking power under a purchase power agreement during the second quarter of 2008 that is being accounted for as an operating lease in accordance with EITF No. 01-8, Determining Whether an Arrangement Contains a Lease, and SFAS No. 13, Accounting for Leases.  Future commitments under this purchase power agreement being accounted for as an operating lease are:

Purchase Power Agreement Operating Leases
(Millions of Dollars)
2008	$14.4
2009	20.1
2010	20.5
2011	20.9
2012	21.4
Thereafter	301.5

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

Site Remediation — NSP-Minnesota must pay all or a portion of the cost to remediate sites where past activities of NSP-Minnesota or other parties have caused environmental contamination. Environmental contingencies could arise from various situations including sites of former manufactured gas plants operated by NSP-Minnesota’s subsidiaries, predecessors, or other entities; and third party sites, such as landfills, to which NSP-Minnesota is alleged to be a PRP that sent hazardous materials and wastes.  At Sept. 30, 2008, the liability for the cost of remediating these sites was estimated to be $0.8 million, of which $0.4 million was considered to be a current liability.

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

Other Environmental Requirements

Clean Air Interstate Rule (CAIR) — In March 2005, the Environmental Protection Agency (EPA) issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions. The objective of CAIR was to cap emissions of SO2 and NOx in the eastern United States, including Minnesota.  In July 2008, a three-judge panel of the D.C. Circuit Court of Appeals vacated CAIR and remanded the rule to the EPA.  The EPA subsequently requested a rehearing en banc, or by the full court.   The D.C. Circuit Court of Appeals has yet to rule on the EPA’s petition for rehearing.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  On Feb. 8, 2008, the D.C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury rules and legislation.  Costs to comply with the Minnesota Mercury Emissions Reduction Act of 2006 are discussed below.

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

On Dec. 21, 2007, Xcel Energy filed mercury emission reduction plans for two dry scrubbed units, Sherco Unit 3 and King, as well as a comprehensive emissions reduction and capacity upgrade proposal for Sherco Units 1 and 2 (wet scrubbed units).  A revised specific mercury reduction proposal for these units will be filed by Dec. 31, 2009 as required by the legislation.  The Minnesota Pollution Control Agency (MPCA) has reviewed and recommended approval of the Sherco Unit 3 and King mercury emission reduction plans,  which are currently being reviewed by the MPUC.  Current plans are to install a sorbent injection system at both King and Sherco Unit 3 and use a brominated powered activated carbon as the sorbent.  Implementation would occur by Dec. 31, 2009 at Sherco Unit 3 and by Dec. 31, 2010 for King.  The expected total capital costs for both sorbent injection systems is $9.0 million.  The sorbent is currently estimated to cost $3.8 million annually for King and $5.5 million for Sherco Unit 3.

Utilities subject to the Act may also submit plans to address non-mercury pollutants subject to federal and state statutes and regulations, which became effective after Dec. 31, 2004. Cost recovery provisions of the Act also apply to these other environmental initiatives. In September 2006, NSP-Minnesota filed a request with the MPUC for recovery of up to $6.3 million of certain environmental improvement costs that are expected to be recoverable under the Act. In January 2007, the MPUC approved this request to defer these costs as a regulatory asset with a cap of $6.3 million. On August 26, 2008 NSP-Minnesota filed a request with the MPUC to increase the deferral to $19.4 million as NSP-Minnesota anticipated exceeding the authorized deferral amount in September 2008.

Voluntary Capacity Upgrade and Emissions Reduction Filing — In December 2007, NSP-Minnesota filed a plan with the MPCA and MPUC for reducing mercury emissions by up to 90 percent at the Sherco unit 3 and King plants.  Estimated project costs amount to approximately $9.1 million.  At the same time, NSP-Minnesota submitted a revised filing to the MPUC for a major emissions reduction project at Sherco Units 1 and 2 to reduce emissions and expand capacity.  The revised filing has estimated project costs of approximately $1.1 billion. The filing also contains alternatives for the MPUC to consider to add additional capacity and to achieve even lower emissions.  If selected, these alternatives could range from $90.8 to $330.8 million in addition to the $1.1 billion proposal.  NSP-Minnesota’s investments are subject to MPUC approval of a cost recovery mechanism. The MPCA has issued its assessment that the Sherco 3 and King plans are appropriate.  Given changes in circumstance related to technology, the economy and regulatory requirements, however, NSP-Minnesota is currently reassessing the emissions reduction project at Sherco units 1 and 2.

Regional Haze Rules — In June 2005, the EPA finalized amendments to the July 1999 regional haze rules. These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.

The EPA required states to develop implementation plans to comply with BART by December 2007. NSP-Minnesota submitted its BART alternatives analysis for Sherco units 1 and 2 in October 2006. The MPCA reviewed the BART analyses for all units in Minnesota and determined that overall compliance with CAIR is better than BART.  In light of the D.C. Circuit Court of Appeals’ decision vacating CAIR, the MPCA has requested that companies with BART-eligible units inform the MPCA whether the company will rely on the initial BART determination submittal or if they intend to submit a revised analysis.  NSP-Minnesota will submit a revised BART alternatives analysis, primarily to account for cost changes that have occurred since the original submittal.

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

The MPCA exercised its authority under “best professional judgment” to require Black Dog Generating Station in its recently renewed wastewater discharge permit to create a plan by April 2010 to reduce the plant intake’s impact on aquatic wildlife.  NSP-Minnesota has begun initial discussions with the local community and regulatory agencies about the potential options to address this concern.

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

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, the parent company of NSP-Minnesota, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals.  Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. On Sept. 26, 2008, the Court of Appeals notified the parties that this matter was set for re-argument on Nov. 3, 2008. No explanation was given for the decision.

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

Employment, Tort and Commercial Litigation

Hoffman vs. Northern States Power Company — In March 2006, a purported class action complaint was filed in Minnesota state court, on behalf of NSP-Minnesota’s residential customers in Minnesota, North Dakota and South Dakota for alleged breach of a contractual obligation to maintain and inspect the points of connection between NSP-Minnesota’s wires and customers’ homes within the meter box. Plaintiffs claim NSP-Minnesota’s alleged breach results in an increased risk of fire and is in violation of tariffs on file with the MPUC. Plaintiffs seek injunctive relief and damages in an amount equal to the value of inspections plaintiffs claim NSP-Minnesota was required to perform over the past six years. In August 2006, NSP-Minnesota filed a motion for dismissal on the pleadings. In November 2006, the court issued an order denying NSP-Minnesota’s motion, but later, pursuant to a motion by NSP-Minnesota, certified the issues raised in NSP-Minnesota’s original motion for appeal as important and doubtful and NSP-Minnesota filed an appeal with the Minnesota Court of Appeals.  In January 2008, the Minnesota Court of Appeals determined the plaintiffs’ claims are barred by the filed rate doctrine and remanded the case to the district court for dismissal. Plaintiffs have petitioned the Minnesota Supreme Court for discretionary review, and in April 2008, the court granted the petition.  The matter has been briefed by both parties.  Oral argument has been set for Nov. 4, 2008.

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

Siewert vs. Xcel Energy — In June 2004, plaintiffs, the owners and operators of a Minnesota dairy farm, brought an action in Minnesota state court against NSP-Minnesota alleging negligence in the handling, supplying, distributing and selling of electrical power systems; negligence in the construction and maintenance of distribution systems; and failure to warn or adequately test such systems. Plaintiffs allege decreased milk production, injury and damage to a dairy herd as a result of stray voltage resulting from NSP-Minnesota’s distribution system. Plaintiffs claim losses of approximately $7 million. NSP-Minnesota denies all allegations. After its motion to dismiss plaintiffs’ claims was denied, NSP-Minnesota filed a motion to certify questions for immediate appellate review.  In October 2007, the court granted NSP- Minnesota’s motion for certification and the parties have filed briefs on appeal.  Oral arguments took place on Sept. 11, 2008.  Mediation took place on Oct. 14, 2008, but the matter was not resolved.

7.   Short-term Borrowings and Other Financing Activities

Commercial Paper — At Sept. 30, 2008 and Dec. 31, 2007, NSP-Minnesota had commercial paper outstanding of $0.0 million and $341.5 million, respectively.  The weighted average interest rate at Dec. 31, 2007 was 5.58 percent.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  NSP-Minnesota has approval to borrow up to $250 million under the arrangement.  At Sept. 30, 2008 and Dec. 31, 2007, NSP-Minnesota had money pool borrowings of $0.0 and $95.1 million, respectively.  The weighted average interest rate at Dec. 31, 2007 was 5.64 percent.

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

9.   Derivative Instruments

NSP-Minnesota uses derivative instruments in connection with its interest rate hedging, short-term wholesale, and commodity trading activities, including forward contracts, futures, swaps and options.  Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge).  The types of qualifying hedging transactions that NSP-Minnesota is currently engaged in are discussed below.

Cash Flow Hedges

Commodity Cash Flow Hedges — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy, or gas purchased for resale and fuel for fleet vehicles.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At Sept. 30, 2008, NSP-Minnesota had various commodity-related contracts designated as cash flow hedges extending through December 2010.  Changes in the fair value of cash flow hedges are recorded in other comprehensive income or deferred as a regulatory asset or liability.  This classification is based on the regulatory recovery mechanisms in place.

At Sept. 30, 2008, NSP-Minnesota had $2.1 million of net losses in accumulated other comprehensive income related to commodity cash flow hedge contracts, $1.0 million is expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

Interest Rate Cash Flow Hedges — NSP-Minnesota enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At Sept. 30, 2008, NSP-Minnesota had $0.1 million of net gains in accumulated other comprehensive income related to interest rate derivatives that are expected to be recognized in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at Sept. 30 and Dec. 31:

	Sept. 30, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation – Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$158,024	$234,347	$176,443	$245,240
Electric and natural gas trading and hedging derivative instruments	97,216	69,496	31,765	12,176
Interest rate hedging instruments	—	—	—	2,727
Total	$255,240	$303,843	$208,208	$260,143

In 2003, as a result of FASB Statement 133 Implementation Issue No. C20, NSP-Minnesota began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, NSP-Minnesota qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

The impact of qualifying cash flow hedges on NSP-Minnesota’s accumulated other comprehensive income, included as a component of common stockholder’s equity, are detailed in the following table:

	Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$8,704	$9,433
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(2,753)	2,099
After-tax net realized gains on derivative transactions reclassified into earnings	(156)	(272)
Accumulated other comprehensive income related to cash flow hedges at Sept. 30	$5,795	$11,260

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

NSP-Minnesota continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well an assessment of the impact of NSP-Minnesota’s own credit risk when determining the fair value of commodity derivative liabilities, the impact of considering credit risk was immaterial to the fair value of commodity derivative assets and liabilities at Sept. 30, 2008.

The following table presents, for each of the SFAS No. 157 hierarchy levels, NSP-Minnesota’s assets and liabilities that are measured at fair value on a recurring basis as of Sept. 30, 2008:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting (a)	Net Balance
Assets
Nuclear decommissioning fund	$597,311	$475,476	$113,954	$—	$1,186,741
Commodity derivatives	365	11,448	87,573	(2,170)	97,216
Total	$597,676	$486,924	$201,527	$(2,170)	$1,283,957

Liabilities
Commodity derivatives	$881	$9,618	$61,842	$(2,845)	$69,496
Total	$881	$9,618	$61,842	$(2,845)	$69,496

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

The following tables present the changes in Level 3 recurring fair value measurements for the three and nine months ended Sept. 30, 2008:

(Thousands of Dollars)	Commodity Derivatives, Net	Nuclear Decommissioning Fund

Balance, July 1, 2008	$21,641	$109,416
Purchases, issuances, and settlements, net	(948)	9,110
Transfers out of Level 3	(1,466)	—
Gains recognized in earnings	746	—
Gains (losses) recognized as regulatory assets and liabilities	5,758	(4,572)
Balance, Sept. 30, 2008	$25,731	$113,954

(Thousands of Dollars)	Commodity Derivatives, Net	Nuclear Decommissioning Fund

Balance, Jan. 1, 2008	$15,345	$108,656
Purchases, issuances, and settlements, net	(6,416)	12,760
Transfers out of Level 3	(1,414)	—
Losses recognized in earnings	(5,510)	—
Gains (losses) recognized as regulatory assets and liabilities	23,726	(7,462)
Balance, Sept. 30, 2008	$25,731	$113,954

Gains and losses on Level 3 commodity derivatives recognized in earnings for the three and nine months ended Sept. 30, 2008, include $0.6 million and $3.6 million, respectively, of net unrealized gains relating to commodity derivatives held at Sept. 30, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric utility revenues.  Realized and unrealized gains and losses on short-term wholesale activities reflect the impact of regulatory recovery and are deferred as regulatory assets and liabilities.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset.

11.   Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007	2008	2007
Interest income	$2,185	$2,413	$10,090	$6,501
Equity income in unconsolidated affiliates	—	20	—	770
Other nonoperating income	—	239	1,285	266
Insurance policy income (expense)	(1,336)	(1,640)	(1,840)	(4,495)
Total interest and other income, net	$849	$1,032	$9,535	$3,042

12.   Segment Information

NSP-Minnesota has two reportable segments:  regulated electric utility and regulated natural gas utility.  Commodity trading operations are not a reportable segment and commodity trading results are included in the regulated electric utility segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended Sept. 30, 2008
Revenues from:
External customers	$1,012,555	$86,422	$4,119	$—	$1,103,096
Internal customers	147	593	—	(740)	—
Total revenues	$1,012,702	$87,015	$4,119	$(740)	$1,103,096
Segment net income (loss)	$111,767	$(5,985)	$4,558	$—	$110,340

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended Sept. 30, 2007
Revenues from:
External customers	$1,020,265	$64,375	$4,530	$—	$1,089,170
Internal customers	137	4,086	—	(4,223)	—
Total revenues	$1,020,402	$68,461	$4,530	$(4,223)	$1,089,170
Segment net income (loss)	$133,640	$(7,107)	$(5,077)	$—	$121,456

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended Sept. 30, 2008
Revenues from:
External customers	$2,737,121	$641,869	$13,695	$—	$3,392,685
Internal customers	437	4,347	—	(4,784)	—
Total revenues	$2,737,558	$646,216	$13,695	$(4,784)	$3,392,685
Segment net income	$193,157	$16,655	$12,849	$—	$222,661

Nine months ended Sept. 30, 2007
Revenues from:
External customers	$2,666,147	$531,534	$13,849	$—	$3,211,530
Internal customers	396	13,041	—	(13,437)	—
Total revenues	$2,666,543	$544,575	$13,849	$(13,437)	$3,211,530
Segment net income	$204,322	$14,557	$1,454	$—	$220,333

13.   Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007	2008	2007
Net income	$110,340	$121,456	$222,661	$220,333
Other comprehensive income:
Changes in unrecognized amounts of pension and retiree medical benefits	31	29	96	90
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(1,408)	929	(2,753)	2,099
After-tax net realized gains on derivative transactions reclassified into earnings	(32)	(109)	(156)	(272)
Unrealized loss – marketable securities	(122)	—	(223)	—
Other comprehensive income (loss)	(1,531)	849	(3,036)	1,917
Comprehensive income	$108,809	$122,305	$219,625	$222,250

14.   Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Minnesota.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended Sept. 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,851	$15,520	$1,338	$1,453
Interest cost	42,630	41,313	12,720	12,619
Expected return on plan assets	(68,584)	(66,208)	(7,963)	(7,600)
Amortization of transition obligation	—	—	3,644	3,644
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	3,185	4,211	2,875	3,550
Net periodic benefit (credit) cost	(1,752)	1,323	12,070	13,121
Credits not recognized due to the effects of regulation	2,258	2,787	—	—
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$506	$4,110	$13,042	$14,093

NSP-Minnesota
Net periodic benefit (credit) cost	$(1,918)	$(2,289)	$3,439	$3,440
Credits not recognized due to the effects of regulation	2,258	2,787	—	—
Net benefit cost recognized for financial reporting	$340	$498	$3,439	$3,440

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

	Nine months ended Sept. 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$47,553	$46,560	$4,013	$4,359
Interest cost	127,890	123,939	38,160	37,857
Expected return on plan assets	(205,753)	(198,624)	(23,888)	(22,800)
Amortization of transition obligation	—	—	10,932	10,932
Amortization of prior service cost (credit)	15,498	19,461	(1,632)	(1,635)
Amortization of net loss	9,555	12,633	8,624	10,650
Net periodic benefit (credit) cost	(5,257)	3,969	36,209	39,363
Credits not recognized due to the effects of regulation	6,775	8,361	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$1,518	$12,330	$39,127	$42,281

NSP-Minnesota
Net periodic benefit (credit) cost	$(5,752)	$(6,869)	$10,418	$10,321
Credits not recognized due to the effects of regulation	6,775	8,361	—	—
Net benefit cost recognized for financial reporting	$1,023	$1,492	$10,418	$10,321

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

15.  Nuclear Management Company

On Sept. 28, 2007, NSP-Minnesota obtained 100 percent ownership in Nuclear Management Company (NMC) as a result of Wisconsin Energy Corporation (WEC), exiting the partnership due to the sale of its Point Beach Nuclear Plant to FPL Energy. Accordingly, the results of operations of NMC and the estimated fair value of assets and liabilities were included in NSP-Minnesota’s consolidated financial statements from the Sept. 28, 2007, transaction date. WEC was required to pay an exit fee and surrender all of its equity interest in NMC upon exiting. The effect of this transaction was not material to the financial position or the results of operations to NSP-Minnesota for the three and nine months ended Sept. 30, 2007.  NSP-Minnesota has reintegrated its nuclear operations into its generation operations.  The application to the Nuclear Regulatory Commission to transfer the nuclear operating licenses from NMC to NSP-Minnesota was completed on Sept. 22, 2008.

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

Market Risks

NSP-Minnesota is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2007 and in Item 1A — Risk Factors in this Quarterly Report on Form 10-Q.  Commodity price and interest rate risks for NSP- Minnesota are mitigated in most jurisdictions due to cost-based rate regulation.

NSP-Minnesota maintains trust funds, as required by the Nuclear Regulatory Commission (NRC), to fund certain costs of nuclear decommissioning.   Those investments are exposed to price fluctuations in equity markets and changes in interest rates.  However, because the costs of nuclear decommissioning are recovered through NSP-Minnesota rates, fluctuations in investment fair value do not affect NSP-Minnesota’s consolidated results of operations.  Continued distress in the financial markets may impact the fair value of the debt and equity securities in the nuclear decommissioning trust funds, and pension and postretirement health care plan trusts, as well as NSP-Minnesota’s ability to earn a return on short-term investments of excess cash.

RESULTS OF OPERATIONS

NSP-Minnesota’s net income was approximately $222.7 million for the first nine months of 2008, compared with approximately $220.3 million for the first nine months of 2007.

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

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of Dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Nine months ended Sept. 30, 2008
Electric utility revenues (excluding commodity trading)	$2,638	$98	$—	$2,736
Electric fuel and purchased power	(1,205)	(88)	—	(1,293)
Commodity trading revenues	—	—	56	56
Commodity trading expenses	—	—	(55)	(55)
Gross margin before other operating expenses	$1,433	$10	$1	$1,444
Margin as a percentage of revenues	54.3%	10.2%	1.8%	51.7%

Nine months ended Sept. 30, 2007
Electric utility revenues (excluding commodity trading)	$2,542	$122	$—	$2,664
Electric fuel and purchased power	(1,106)	(114)	—	(1,220)
Commodity trading revenues	—	—	96	96
Commodity trading expenses	—	—	(94)	(94)
Gross margin before other operating expenses	$1,436	$8	$2	$1,446
Margin as a percentage of revenues	56.5%	6.6%	2.1%	52.4%

The following summarizes the components of the changes in base electric revenues and base electric margin for the nine months ended Sept. 30:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007
Fuel and purchased power cost recovery	$77
Interchange agreement billing with NSP-Wisconsin	20
MERP rider	17
Transmission revenues	15
Conservation and non-fuel riders	8
North Dakota interim rate increase	6
Increased revenues due to leap year (weather-normalized impact)	4
Estimated impact of weather	(31)
Nuclear refueling outage revenues, subject to refund due to change in recovery method	(13)
Retail sales growth (excluding weather impact)	(2)
Other	(5)
Total increase in base electric revenues	$96

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007
Estimated impact of weather	$(31)
Nuclear refueling outage revenues, subject to refund due to change in recovery method	(13)
Purchased capacity costs	(12)
Retail sales growth (excluding weather impact)	(2)
MERP rider	17
Interchange agreement billing with NSP-Wisconsin	11
Conservation and non-fuel riders	8
Transmission revenues, net	6
North Dakota interim rate increase	6
Increased margin due to leap year (weather-normalized impact)	4
Other	3
Total decrease in base electric margin	$(3)

Natural Gas Utility Margins

The following table details natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Nine months ended Sept. 30,
(Millions of Dollars)	2008	2007

Natural gas utility revenues	$642	$532
Cost of natural gas sold and transported	(506)	(413)
Natural gas utility margin	$136	$119

The following summarizes the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2008 vs. 2007
Purchased natural gas adjustment clause recovery	$93
Estimated impact of weather	6
Conservation revenues	4
2007 Kansas property tax refund	4
Other	3
Total increase in natural gas revenues	$110

Natural Gas Margin

(Millions of Dollars)	2008 vs. 2007
Estimated impact of weather	$6
Conservation revenues	4
2007 Kansas property tax refund	4
Other	3
Total increase in natural gas margin	$17

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other operating and maintenance expense for the nine months ended Sept. 30:

(Millions of Dollars)	2008 vs. 2007
Higher labor costs	$10
Higher plant generation costs	7
Higher consulting costs	6
Higher contract labor costs	6
Nuclear outage expenses, net of deferral	(18)
Lower employee benefit costs	(4)
Other	(1)
Total increase in other operating and maintenance expenses	$6

Depreciation and amortization — Depreciation and amortization expense increased by approximately $9.1 million, or 3.0 percent, for the first nine months of 2008, compared with the first nine months of 2007. The increase is primarily due to planned system expansion partially offset by a decrease in depreciation expense  due to the MPUC approval of two NSP-Minnesota depreciation filings in September 2008 and a decrease of $11.6 million in amortization expense of regulatory assets.

Interest and other income, net — Interest and other income, net increased by approximately $6.5 million, or 213.4 percent, for 2008, compared with 2007.  The increase was due to interest income earned on income tax reserves and borrowings to associated companies and life insurance proceeds in 2008.

Interest charges and financing costs — Interest charges and financing costs increased by approximately $9.6 million, or 6.9 percent, for 2008, compared with 2007.  The increase was due to higher average debt balances.

Allowance for funds used during construction, equity and debt (AFDC) — AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction. Generally, these costs are recovered from customers, in future rates, as the related property is depreciated. AFDC, resulting in part from these projects, increased by approximately $3.9 million, or 13.8 percent, for the first nine months of 2008 compared with the same period in 2007.  NSP-Minnesota’s overall increase in AFDC is due to the RES project (which is partially offset by the current recovery from customers of the financing costs through a rate rider) and various nuclear projects.

Income taxes — Income tax expense decreased by $5.4 million for the first nine months of 2008, compared with the first nine months of 2007.  The effective tax rate was 37.4 percent for the first nine months of 2008, compared with 38.6 percent for the same period in 2007. The decrease in income tax expense and the lower effective tax rate for the first nine months of 2008 were primarily due to a decrease in the forecasted annual effective tax rate for 2008 as compared to 2007.

Regulation

Summary of Recent Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy’s utility subsidiaries. State and local agencies have jurisdiction over many of Xcel Energy’s utility activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2007.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

Electric Reliability Standards Matters — The electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System.  On Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection, as a result of a series of transmission line outages.  The initial transmission line outage appears to have occurred on the NSP-Minnesota transmission system due to a failure of a 345 KV conductor during severe weather, and approximately 6,000 NSP-Wisconsin customers temporarily lost power.  The Midwest Reliability Organization (MRO), the North American Electric Reliability Corporation (NERC) regional entity responsible for oversight of electric system reliability in the upper Midwest, including the NSP System, has initiated an independent incident analysis.  In addition, NERC has initiated a compliance investigation to determine if violations of mandatory NERC reliability standards contributed to the event.  Xcel Energy is cooperating with the MRO incident analysis and NERC compliance investigation.

In April 2008, a self-report was filed with MRO indicating that certain tests of generation station batteries had not been completed in accordance with Xcel Energy’s adopted maintenance plan for generation station relays and batteries.  Xcel Energy has received preliminary information from the MRO indicating that penalties are likely to be assessed against NSP-Minnesota and NSP-Wisconsin in conjunction with this self-report, though the amount of those penalties is not expected to be material.

In June 2008, PSCo was subject to an audit of its compliance with NERC and regional reliability standards by Western Electricity Coordinating Council (WECC), the NERC regional entity for the PSCo system.  In response to information identified during the audit, Xcel Energy conducted a comprehensive review of the maintenance records for all relay devices on the NSP-Minnesota and NSP-Wisconsin transmission systems.  That review found NSP-Minnesota and NSP-Wisconsin did not have documentation demonstrating that all relay devices on those systems had been maintained on the schedule in Xcel Energy’s adopted maintenance plan.  In June 2008, PSCo, SPS and the NSP System filed self-reports regarding the maintenance plan violations with the MRO.

In September 2008, as a result of a review of Xcel Energy’s procedures implementing certain NERC critical infrastructure protection standards applicable to control centers effective July 1, 2008, the NSP System filed a self-report with the MRO disclosing certain deficiencies in requirements applicable to access to critical infrastructure assets for the period July to September 2008.  The NSP System filed a mitigation plan with the MRO within 30 days of the self-report discussing how the deficiencies were corrected.

Xcel Energy is uncertain if the NERC investigation regarding the Sept. 18, 2007 NSP System event or the self-reports of reliability standards violations will result in financial penalties being imposed on NSP-Minnesota and NSP-Wisconsin.  If so, the penalties are not expected to be material.

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

In June 2008, intervenors filed comments on this plan.  The OES recommended approval, subject to further expansion of DSM goals.  Environmental intervenors recommended expanded DSM goals and expressed concerns regarding carbon management with the proposed expansion of certain coal resources.  Excelsior Energy recommended inclusion of its proposed project in the plan.  The Prairie Island Community expressed health and safety concerns regarding nuclear resources.  The Minnesota Chamber of Commerce expressed interest in cost and rate management.  NSP-Minnesota filed reply comments in September 2008 providing updated information, including a revised forecast.

NSP-Minnesota Renewable Acquisition Plan — In December 2007, NSP-Minnesota filed its renewable acquisition plan outlining its plan for compliance with Minnesota’s RES.  As part of this plan, NSP-Minnesota issued a request for proposal (RFP) for wind power of 500 MW in December 2007.  The proposals were received in March 2008 and due diligence and contract negotiations are in progress on selected proposals.  Separately, NSP-Minnesota issued an RFP for community based wind energy development (CBED) and is negotiating with selected vendors.  NSP-Minnesota also requested clarification from the MPUC regarding renewable energy credit ownership regarding certain renewable projects from which NSP-Minnesota purchases renewable energy.  The MPUC has requested additional information related to these purchases.  MPUC decisions related to these purchases and other mechanics of accounting for renewable energy in 2008 and 2009 will determine the amount of renewable energy or renewable energy credits necessary for NSP-Minnesota to comply with the 2010 milestone for the RES.

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

NSP-Minnesota has filed two applications for certificates of need related to its nuclear generating facilities to obtain approval for these projects.  The first addresses approximately 70 MW of power uprates at the Monticello plant.  The MPUC has accepted that filing and set it for hearing, and the evidentiary hearing took place Oct. 6, 2008.  The OES was the only intervenor and they recommended approval of the certificate of need. NSP-Minnesota has temporarily withdrawn its NRC application for the Monticello plant extended power uprate and will resubmit the application at a later date, the expectation is sometime in the fourth quarter 2008.  Although this delays the extended power uprate process slightly, NSP-Minnesota does not anticipate a substantial delay in the project at this time.  The operating life of the Monticello nuclear plant has already been extended through 2030.

The second application addresses both life extension and approximately 160 MW in power uprates at Prairie Island units 1 and 2.  The MPUC determined that the application was complete and referred it to an administrative law judge (ALJ) for contested case hearing at its July 15, 2008 hearing.  The Prairie Island Community has indicated its interest in the power uprate portion of the case and has expressed interest in revisiting its 2003 settlement with NSP-Minnesota, in which it agreed that certain concerns it may have regarding Prairie Island life extension would be addressed in the federal relicensing process.

In April 2008, NSP-Minnesota filed an application with the NRC to extend the operating life of its two nuclear reactors at Prairie Island by 20 years.   The Prairie Island Indian Community filed contentions to the life extension in August.  The Atomic Safety and Licensing Board (Board) is expected to address whether any of the contentions should go to hearing in the fourth quarter.  The Board will hold a hearing for oral arguments on Oct. 29, 2008.

NSP-Minnesota Transmission Certificates of Need — In late 2006, NSP-Minnesota filed applications for certificates of need with the MPUC for three transmission lines in southwestern Minnesota.  In 2007, the MPUC issued a certificate of need authorizing NSP-Minnesota to construct three new 115 Kilovolt (KV) transmission lines (totaling 35 to 50 miles) in southwestern Minnesota to provide approximately 325 MW of incremental transmission delivery capacity for wind generation. The three projects, including associated substations, are expected to cost $61.1 million. The MPUC order required NSP-Minnesota to file required route permit applications by January 2008 and complete construction by Spring 2009. The route permit applications were filed with the MPUC and SDPUC as required.  As of September 2008, the MPUC had granted the three route permits.  On Sept. 12, 2008, landowners near one of the approved routes requested rehearing of the route permit for approximately a quarter mile portion of one of the transmission lines and asked the MPUC to order a different route.  NSP-Minnesota filed an answer on Sept. 22, 2008.  On Oct. 8, 2008, the MPUC voted to provide additional expedited procedures to consider the route alternative proposed by the landowners, but confirmed the route permit for the remainder of the 16 mile line, allowing work to commence.  On July 8, 2008, NSP-Minnesota filed a motion requesting the SDPUC to grant an extension of time to issue an order on the South Dakota route permit; absent an extension, the SDPUC could reject the application and require NSP-Minnesota to refile. The SDPUC is expected to act in the fourth quarter of 2008. On April 1, 2008, NSP-Minnesota filed a status report with the MPUC indicating one of the 115 KV transmission lines would be completed by December 2009, but the delay is not expected to materially affect wind generation outlet capacity.

In January 2008, the MPUC voted to grant NSP-Minnesota a certificate of need for the Chisago County, Minnesota project, which would replace an existing 69 KV line with 115 and 161 KV facilities and add a new substation at an estimated cost of $64 million and a route permit for the majority of the proposed line. On June 30, 2008, the MPUC issued an order granting a route permit for the final segment of this project.  NSP-Minnesota now has obtained all required state regulatory approvals for construction of the Minnesota portion of the transmission line.  It is estimated that the project will be placed in service in 2010.  The PSCW previously approved construction by NSP-Wisconsin and Dairyland Power Cooperative of related 161 KV facilities in Wisconsin.

As part of CapX 2020, NSP-Minnesota and Great River Energy (on behalf of eight other regional transmission providers) filed a certificate of need application in August 2007, for three 345 KV transmission lines serving Minnesota and parts of surrounding states. The current schedule targets an MPUC order by early 2009. The application stated that  the three lines would include construction of approximately 600 miles of new facilities at a cost of $1.3 to $1.6 billion, with construction to be completed in phases between 2011 and 2015. The application put forth a potential ownership percentage of 36 to 72 percent for each of the three 345 KV projects for the NSP System. NSP-Minnesota and NSP-Wisconsin cost estimates will be revised after the regulatory process is completed.  Evidentiary hearings were completed in September 2008. The OES recommended an increase in capacity for the Fargo, North Dakota portion of the project.  An environmental coalition supported the projects subject to conditions for wind purchases or commitments for the transmission capacity, while two other intervenors opposed the proposal.  The applicants filed rebuttal testimony recommending the modification of all three projects to be constructed as double circuit compatible with the first circuit strung during initial construction and the second circuit strung as needed.  Initial briefs are expected to be filed Oct. 24, 2008, and reply briefs on Dec. 5, 2008, and Jan. 12, 2009.  NSP-Minnesota expects the ALJ to issue a report and recommendation in February 2009.  The MPUC will make a final decision after receipt of the ALJ report.

Also as part of CapX 2020, Otter Tail Power Company, Minnesota Power and Minnkota Power Cooperative (on behalf of themselves and NSP-Minnesota and Great River Energy) filed a certificate of need application in March 2008 for a 230 kV transmission line between Bemidji and Grand Rapids, Minnesota.  A route application for this project was filed in June 2008.  The need application is uncontested; route hearings are expected to begin in the fourth quarter of 2008, and an MPUC decision is anticipated by May 2009.  The Bemidji-Grand Rapids line will entail construction of approximately 68 miles of new facilities at a cost of $61 million, with construction to be completed by end of 2011. The application put forth a potential NSP-Minnesota ownership percentage of 26.2 percent.

2008 Minnesota Legislative Session — The 2008 Minnesota Legislature considered and adopted several measures related to energy policy and regulation, including:

•                  Encouragement of Minnesota’s participation in the Midwest Governors’ Association’s GHG accord and commissioning of an economic study of the potential impacts of a carbon cap-and-trade program;

•                  Modifying the existing TCR mechanism to allow for recovery of costs associated with MISO charges for regional transmission expansion;

•                  Providing for recovery via a rate rider mechanism of certain energy storage projects associated with renewable energy projects;

•                  Providing for a streamlined approval process for wind and solar projects needed to comply with Minnesota’s RES.

The legislature considered but did not adopt increased taxes on utility property.

Excelsior Energy — On Sept. 24, 2008, the MPUC denied Excelsior Energy’s Phase 2 request to approve a power purchase agreement related to its proposed second 600 MW integrated gas combined cycle generating facility.  The MPUC also set a May 1, 2009 deadline for Phase 1 of the proceeding in which it had previously ordered negotiations. On Oct. 14, 2008, Excelsior sought rehearing of the MPUC’s Sept. 24, 2008 order.  Replies are expected to be filed Oct. 24, 2008, and the MPUC is expected to decide whether to grant rehearing within sixty days of the Oct. 14, 2008 filing.

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

Item 1A. RISK FACTORS

NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its 2007 Annual Report on Form 10-K, which is incorporated herein by reference. As a result of developments in the financial markets since the filing of the 2007 Annual Report on Form 10-K, we are providing updates below of the risk factors as follows.

We are subject to credit risks.

Credit risk includes the risk that our retail customers will not pay their bills, which may lead to a reduction in liquidity and an eventual increase in bad debt.  Retail credit risk is comprised of numerous factors including the overall level of economic activity in our various service territories and price of products and services provided.

Credit risk also includes the risk that short-term wholesale and commodity trading counterparties that owe us money or product will breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

NSP-Minnesota may at times have direct credit exposure in its short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties.  NSP-Minnesota may also have some indirect credit exposure due to participation in organized markets such as PJM and MISO in which any credit losses are socialized to all market participants.

NSP-Minnesota does have additional indirect credit exposures to various financial institutions in the form of letters of credit provided as security by power suppliers under various long-term physical purchased power contracts.    If any of the credit ratings of the letter of credit issuers were to drop below the designated investment grade rating stipulated in the underlying long term purchased power contracts, the supplier would need to replace that security with an acceptable substitute.  If the security were not replaced, the party would be in technical default under the contract, which would enable NSP-Minnesota to exercise its contractual rights.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail in the Capital Markets risk section in the 2007 Annual Report on Form 10-K.

Current economic conditions may be exacerbated by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.   It is expected that commercial and industrial customers will be impacted first with residential customers following, if such circumstances occur.  See credit risk section for more related information.

Further worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies. Additionally, the cost of those commodities may be higher than expected.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct. 24, 2008.

Northern States Power Co. (a Minnesota corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer