Form 10-Q
period 2010-06-30
NORTHERN STATES POWER CO
filed 2010-07-30
CIK 1123852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $0.01 par value	1,000,000 shares

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

PART 1.  — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating revenues
Electric	$842,620	$787,584	$1,692,852	$1,656,666
Natural gas	68,227	74,516	340,620	403,783
Other	5,443	4,304	9,925	9,338
Total operating revenues	916,290	866,404	2,043,397	2,069,787

Operating expenses
Electric fuel and purchased power	351,653	314,163	724,733	696,309
Cost of natural gas sold and transported	36,220	43,530	240,546	304,727
Cost of sales — other	2,869	2,547	5,570	5,015
Other operating and maintenance expenses	263,576	245,634	512,588	488,730
Conservation program expenses	15,965	12,742	35,451	27,403
Depreciation and amortization	99,258	97,108	195,540	201,117
Taxes (other than income taxes)	39,387	35,390	79,607	72,212
Total operating expenses	808,928	751,114	1,794,035	1,795,513

Operating income	107,362	115,290	249,362	274,274

Other income (expense), net	21	(124)	(357)	(142)
Allowance for funds used during construction — equity	8,056	7,665	17,501	14,371

Interest charges and financing costs
Interest charges — includes other financing costs of $1,413, $1,480, $2,811 and $2,947, respectively	49,352	49,827	99,533	99,912
Allowance for funds used during construction — debt	(4,135)	(4,610)	(9,477)	(8,952)
Total interest charges and financing costs	45,217	45,217	90,056	90,960

Income before income taxes	70,222	77,614	176,450	197,543
Income taxes	26,182	27,716	68,271	71,446
Net income	$44,040	$49,898	$108,179	$126,097

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$108,179	$126,097
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	193,484	203,849
Nuclear fuel amortization	49,551	37,713
Deferred income taxes	68,773	57,515
Amortization of investment tax credits	(1,558)	(1,752)
Allowance for equity funds used during construction	(17,501)	(14,371)
Net realized and unrealized hedging and derivative transactions	(6,099)	5,662
Changes in operating assets and liabilities:
Accounts receivable	21,978	88,107
Accrued unbilled revenues	46,542	75,265
Inventories	36,142	126,879
Recoverable purchased natural gas and electric energy costs	(11,244)	(13,764)
Other current assets	(35,812)	(3,327)
Accounts payable	(116,181)	(103,856)
Net regulatory assets and liabilities	(394)	8,721
Other current liabilities	(16,065)	699
Change in other noncurrent assets	(194)	(23)
Change in other noncurrent liabilities	(9,838)	(32,685)
Net cash provided by operating activities	309,763	560,729

Investing activities
Utility capital/construction expenditures	(575,303)	(495,972)
Allowance for equity funds used during construction	17,501	14,371
Purchase of investments in external decommissioning fund	(3,001,198)	(1,014,130)
Proceeds from sale of investments in external decommissioning fund	3,006,616	1,012,705
Investments in utility money pool arrangement	(41,500)	(55,500)
Repayments from utility money pool arrangement	48,500	55,500
Advances to affiliate	(190,500)	(33,200)
Advances from affiliate	206,000	33,200
Other investments	2,007	(1,037)
Net cash used in investing activities	(527,877)	(484,063)

Financing activities
Proceeds from (repayment of) short-term borrowings, net	45,000	(65,000)
Borrowings under utility money pool arrangement	479,500	160,500
Repayments under utility money pool arrangement	(419,500)	(186,000)
Repayment of long-term debt	(91)	(34)
Capital contributions from parent	211,431	132,728
Dividends paid to parent	(116,091)	(115,671)
Net cash provided by (used in) financing activities	200,249	(73,477)

Net (decrease) increase in cash and cash equivalents	(17,865)	3,189
Cash and cash equivalents at beginning of period	46,303	12,343
Cash and cash equivalents at end of period	$28,438	$15,532

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	$(91,308)	$(86,501)
Cash paid for income taxes, net	(25,974)	(14,430)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$24,387	$11,451

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	June 30, 2010	Dec. 31, 2009
Assets
Current assets
Cash and cash equivalents	$28,438	$46,303
Notes receivable from affiliates	—	15,500
Investments in utility money pool arrangement	—	7,000
Accounts receivable, net	273,736	300,103
Accounts receivable from affiliates	35,634	31,245
Accrued unbilled revenues	182,796	229,338
Inventories	219,777	255,919
Recoverable purchased natural gas and electric energy costs	41,672	30,428
Derivative instruments valuation	40,252	59,482
Prepayments and other	87,673	81,688
Total current assets	909,978	1,057,006

Property, plant and equipment, net	7,328,995	6,958,656

Other assets
Nuclear decommissioning fund and other investments	1,262,554	1,264,687
Regulatory assets	821,314	797,663
Derivative instruments valuation	109,168	117,216
Other	22,991	23,581
Total other assets	2,216,027	2,203,147
Total assets	$10,455,000	$10,218,809

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$175,027	$175,037
Short-term debt	45,000	—
Borrowings under utility money pool arrangement	60,000	—
Accounts payable	317,074	407,500
Accounts payable to affiliates	48,219	83,759
Taxes accrued	102,727	125,650
Accrued interest	63,493	62,780
Dividends payable to parent	58,479	58,415
Derivative instruments valuation	23,030	24,661
Other	63,800	59,353
Total current liabilities	956,849	997,155

Deferred credits and other liabilities
Deferred income taxes	1,277,515	1,234,366
Deferred investment tax credits	35,576	37,134
Asset retirement obligations	818,820	797,476
Regulatory liabilities	464,139	469,769
Pension and employee benefit obligations	314,551	310,066
Derivative instruments valuation	202,629	209,528
Other	101,280	83,965
Total deferred credits and other liabilities	3,214,510	3,142,304

Commitments and contingent liabilities
Capitalization
Long-term debt	2,838,597	2,838,141
Common stock — authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Additional paid-in capital	2,240,023	2,028,593
Retained earnings	1,202,919	1,210,894
Accumulated other comprehensive income	2,092	1,712
Total common stockholder’s equity	3,445,044	3,241,209
Total liabilities and equity	$10,455,000	$10,218,809

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2010 and Dec. 31, 2009; the results of its operations for the three and six months ended June 30, 2010 and 2009; and its cash flows for the six months ended June 30, 2010 and 2009.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2010 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2009 balance sheet information has been derived from the audited 2009 financial statements.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2009, filed with the SEC on March 1, 2010.  Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.   Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2010	Dec. 31, 2009
Accounts receivable, net
Accounts receivable	$291,836	$322,778
Less allowance for bad debts	(18,100)	(22,675)
	$273,736	$300,103
Inventories
Materials and supplies	$113,097	$105,508
Fuel	79,283	99,705
Natural gas	27,397	50,706
	$219,777	$255,919
Property, plant and equipment, net
Electric plant	$9,807,527	$9,679,288
Natural gas plant	959,569	948,708
Common and other property	482,682	472,624
Construction work in progress	916,235	587,080
Total property, plant and equipment	12,166,013	11,687,700
Less accumulated depreciation	(5,145,039)	(5,030,836)
Nuclear fuel	1,793,249	1,737,469
Less accumulated amortization	(1,485,228)	(1,435,677)
	$7,328,995	$6,958,656

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

NSP-Minnesota expensed approximately $3.3 million of previously recognized tax benefits relating to Medicare Part D subsidies during the first quarter of 2010.  NSP-Minnesota does not expect the $3.3 million of additional tax expense to recur in future periods.  However, the 2010 effective tax rate (ETR) will increase due to additional tax expense of approximately $0.8 million associated with current year retiree health care accruals.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. During the first quarter of 2010, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns of tax years 2006 and 2007. The IRS did not propose any material adjustments for those tax years. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expires on Aug. 28, 2010. The IRS audit of tax years 2008 and 2009 is expected to begin during the fourth quarter of 2010.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2010, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2004.  In 2009, Xcel Energy received a request for information from the state of Minnesota relating to tax years 2002 through 2007 in order to determine whether to undertake an audit of those years.  During the second quarter of 2010, the state of Minnesota informed Xcel Energy that its information requests related to the years 2002 through 2007 had been fulfilled and that the state does not intend to perform an audit on these years at this time.  There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2010	Dec. 31, 2009
Unrecognized tax benefit - Permanent tax positions	$2.6	$2.7
Unrecognized tax benefit - Temporary tax positions	11.8	9.8
Unrecognized tax benefit balance	$14.4	$12.5

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards were as follows:

(Millions of Dollars)	June 30, 2010	Dec. 31, 2009
Tax benefits associated with NOL and tax credit carryforwards	$(2.9)	$(2.8)

The increase in the unrecognized tax benefit balance of $1.0 million from March 31, 2010 to June 30, 2010 and $1.9 million from Dec. 31, 2009 to June 30, 2010 was due to the addition of similar uncertain tax positions related to ongoing activity. NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

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

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Base Rate

NSP-Minnesota Gas Rate Case — In November 2009, NSP-Minnesota filed a request with the MPUC to increase Minnesota natural gas rates by $16.2 million for 2010 based on a return on equity (ROE) of 11 percent, an equity ratio of 52.46 percent and a rate base of $441 million.  The overall request seeks an additional $3.5 million, effective Jan. 1, 2011, for recovery of pension funding costs necessary to comply with federal law.  In December 2009, the MPUC approved an interim rate increase of $11.1 million, subject to refund.  Interim rates went into effect on Jan. 11, 2010.

In May 2010, the Office of Energy Security (OES) filed direct testimony recommending a rate increase of $1.8 million based on a 9.67 percent ROE.  The Minnesota Office of Attorney General (OAG) made several adjustments.  In addition to ROE, both parties focused on adjustments to bad debt expense, distribution operating and maintenance expenses (O&M), cost of debt and pension expense.

Evidentiary hearings were held in June 2010.  By the end of the hearings, NSP-Minnesota made several adjustments to reflect more recent information, accepted the OES position on distribution O&M, and is currently seeking an increase of $10.0 million based on a 10.6 percent ROE.  The OES revised its case and is now recommending an increase of approximately $7.5 million based on a 10.09 percent ROE.  NSP-Minnesota and OAG agreed on treatment of pension issues, for future rate proceedings, and NSP-Minnesota is no longer seeking a 2011 step-in of pension expense.  The OAG continues to recommend further adjustments in bad debt expense, distribution O&M and the cost of debt.

The remaining procedural schedule is listed as follows:

•                  Reply briefs and proposed findings due Aug. 19, 2010; and

•                  Administrative law judge (ALJ) report due Oct. 1, 2010.

A decision from the MPUC in this proceeding is expected in the fourth quarter of 2010.

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Recovery (TCR) Rider — The MPUC has approved a TCR rider that allows annual adjustments to retail electric rates to provide recovery of certain incremental transmission investments between rate cases.  On April 27, 2010, the MPUC approved the 2010 TCR rider that will recover approximately $10.8 million in 2010, including initial costs associated with three of the four CapX 2020 transmission projects.  The MPUC did not allow 2010 recovery of $1.2 million in costs associated with the Brookings, S.D.-Hampton, Minn.  CapX 2020 transmission line because of uncertainty regarding cost allocation as the result of impending Midwest Independent Transmission System Operator, Inc. (MISO) tariff changes.  NSP-Minnesota filed a request to reconsider the MPUC’s determination regarding the Brookings S. D. project.  The reconsideration request is pending MPUC action.  MISO filed the proposed cost allocation tariff changes with the Federal Energy Regulatory Commission (FERC) on July 15, 2010.  The MPUC also expressed a desire to limit TCR to the initial project cost estimates and address any potential additional amounts in general rate cases.  This approach to rider administration does not impact the 2010 TCR request.

Renewable Energy Standard (RES) Rider — The MPUC has approved a rider to recover the costs for utility-owned projects implemented in compliance with the Minnesota RES.  On April 1, 2010, the MPUC approved the 2010 RES rider that will result in $45.6 million in revenue.  As noted with the TCR rider above, the MPUC also expressed a desire to limit recovery based on initial project estimates and address any potential additional amounts in general rate cases.  This approach to rider administration is not expected to have a material impact in 2010.

Annual Automatic Adjustment Report for 2008/2009 — In September 2009, NSP-Minnesota filed its annual electrical and natural gas automatic adjustment reports for July 1, 2008 through June 30, 2009.  During that time period, $803.6 million in fuel and purchased energy costs were recovered from Minnesota electric customers through the fuel clause adjustment (FCA).  In addition, approximately $499.4 million of purchased natural gas and transportation costs were recovered from Minnesota natural gas customers through the purchased gas adjustment (PGA).  On June 18, 2010, the OES filed comments recommending approval of the 2008/2009 natural gas automatic adjustment report.  Final MPUC action is pending.  Comments on NSP-Minnesota’s 2009 electric report are due in January 2011.  FCA and PGA recovery remains provisional and potentially subject to refund until the MPUC issues an order approving the automatic adjustment report for the period.

6.   Commitments and Contingent Liabilities

Except as noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 13, 14 and 15 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2009 appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

NSP-Minnesota has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operations and maintenance, historical and estimated future fuel and electricity prices, and financing activities.  NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As of June 30, 2010 and Dec. 31, 2009, NSP-Minnesota had approximately 1,064 megawatts (MW) of capacity under long-term purchased power agreements with entities that have been determined to be variable interest entities.

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

Site Remediation — NSP-Minnesota must pay all or a portion of the cost to remediate sites where past activities of NSP-Minnesota or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants operated by NSP-Minnesota, its predecessors or other entities; and third party sites, such as landfills, for which NSP-Minnesota is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2010, the liability for the cost of remediating these sites was estimated to be $0.3 million, of which $0.2 million was considered to be a current liability.

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

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Rulemaking — On Dec. 7, 2009, in response to the U. S. Supreme Court’s decision in Massachusetts v. EPA, 549 U. S. 497 (2007), the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare and that emissions from motor vehicles contribute to the GHGs in the atmosphere.  This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty vehicles.  The EPA finalized GHG efficiency standards for light duty vehicles in spring of 2010 and has promulgated permitting requirements for GHGs for large new and modified stationary sources, such as power plants.  These regulations will become applicable in 2011.

Clean Air Interstate Rule (CAIR) — In March 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Minnesota.  In 2008, the U. S. Court of Appeals for the District of Columbia vacated and remanded CAIR.  On July 6, 2010, the EPA issued the proposed Clean Air Transport Rule (CATR), which would replace CAIR by requiring SO2 and NOx reductions in 31 states and the District of Columbia.  The EPA is proposing to reduce these emissions through federal implementation plans for each affected state.  The EPA’s preferred approach would set emission limits for each state and allow limited interstate emissions trading.  As proposed, CATR will impact Minnesota for annual SO2 and NOx emissions.  NSP-Minnesota is analyzing the proposed rule to determine whether emission reductions are needed from its facilities.  Until CATR becomes final, NSP-Minnesota will continue activities to support CAIR compliance.  On Nov. 3, 2009, the EPA published a rule staying the effectiveness of CAIR in Minnesota effective Dec. 3, 2009.  Cost estimates are therefore not included at this time for NSP-Minnesota.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the U. S. Court of Appeals for the District of Columbia vacated CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  The EPA has agreed to finalize Maximum Achievable Control Technology emission standards for all hazardous air pollutants from electric utility steam generating units by November 2011 to replace CAMR.  NSP-Minnesota anticipates that the EPA will require affected facilities to demonstrate compliance within 18 to 36 months thereafter.

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

In November 2008, the MPUC approved and ordered the implementation of the Sherco Unit 3 and A. S. King mercury emission reduction plans.  A sorbent injection control system was installed at Sherco Unit 3 in December 2009, with installation at A. S. King scheduled for December 2010.  In November 2009, the MPUC authorized NSP-Minnesota to collect approximately $3.5 million from customers through a mercury rider in 2010.

In December 2009, NSP-Minnesota filed its mercury control plan at Sherco Units 1 and 2 with the MPUC and the Minnesota Pollution Control Agency (MPCA).  In June 2010, the MPCA filed its comments on the Sherco Unit 1 and 2 mercury plan and believes the plan to be appropriate under the Act.  The MPUC has 180 days to either approve or disapprove the plan.  Assuming that the plan is approved, NSP-Minnesota expects to file for recovery of the costs to implement the plan through the mercury cost recovery rider.

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

In October 2009, the U. S. Department of the Interior certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from NSP-Minnesota’s Sherco Units 1 and 2.  The EPA is required to make its own determination as to whether Sherco Units 1 and 2 cause or contribute to visibility impairment and, if so, whether the level of controls proposed by MPCA is appropriate.

The MPCA determined that this certification does not alter the proposed SIP.  The SIP proposes BART controls for the Sherco generating facilities that are designed to improve visibility in the national parks, but does not require Selective Catalytic Reduction (SCR) on Units 1 and 2.  The MPCA concluded that the minor visibility benefits derived from SCR do not outweigh the substantial costs.  In December 2009, the MPCA Citizens Board approved the SIP, which has been submitted to the EPA for approval.  The EPA is expected to complete its review of the SIP, as well as the Sherco Units 1 and 2 BART determination before the end of 2010.

Federal Clean Water Act — The federal Clean Water Act (CWA) requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts.  In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants.  Several lawsuits were filed against the EPA challenging the phase II rulemaking.  In April 2009, the U. S. Supreme Court issued a decision in Entergy Corp. v. Riverkeeper, Inc., concluding that the EPA can consider a cost benefit analysis when establishing BTA.  The decision overturned only one aspect of the Court of Appeals’ earlier opinion, and gives the EPA the discretion to consider costs and benefits when it reconsiders its phase II rules.  Until the EPA fully responds, the rule’s compliance requirements and associated deadlines will remain unknown.  As such, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

As part of NSP-Minnesota’s 2009 CWA permit renewal for the Black Dog plant, the MPCA required that the plant submit a plan for compliance with the CWA.  The compliance plan was submitted for MPCA review and approval in April 2010.  The MPCA is currently reviewing the proposal in consultation with the EPA.  NSP-Minnesota anticipates approval of the plan by the end of 2010.

Proposed Coal Ash Regulation —  In June 2010, the EPA published a proposed rule seeking comment on whether to regulate coal combustion byproducts (often referred to as coal ash) as a special waste (subject to many of the requirements for hazardous waste) or as a solid (nonhazardous) waste.  Coal ash is currently exempt from hazardous waste regulation.  The EPA’s proposal would result in more comprehensive and expensive requirements related to management and disposal of coal ash.  There is a 90-day comment deadline to submit comments on the rule, but requests for extension of time to submit comments have been submitted to the EPA.  The EPA is also seeking comment on what regulations are appropriate for the beneficial reuse of coal ash.  The timing, scope and potential cost of any final rule that might be implemented are speculative and not determinable at this time.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U. S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of NSP-Minnesota, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  On Sept. 19, 2005, the court granted a motion to dismiss on constitutional grounds.  On appeal in September 2009, the U. S. Court of Appeals for the Second Circuit reversed the lower court decision.  Defendants anticipate filing a petition for review with the U. S. Supreme Court.

Comer vs. Xcel Energy Inc. et al. — In 2006, Xcel Energy, the parent company of NSP-Minnesota, received notice of a purported class action lawsuit filed in U. S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  Plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Fifth Circuit.  In October 2009, the U. S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  A subsequent petition by defendants, including Xcel Energy, for en banc review was granted.  On May 28, 2010, U. S. Court of Appeals for the Fifth Circuit ruled that it lacked an en banc quorum of nine active members to hear the case.  It dismissed the appeal, which resulted in the reinstatement of the district court’s opinion dismissing the case.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U. S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Minnesota, and 23 other utilities, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.  In October 2009, the U. S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Ninth Circuit.  It is unknown when the Ninth Circuit will render a final opinion.

United States vs. Xcel Energy Inc. et al. — In June 2010, the U. S. Department of Justice and the EPA filed a complaint in the U. S. District Court in Minnesota against Xcel Energy, alleging that Xcel Energy has failed to fully respond to certain information requests issued by the EPA.  Over the last ten years, Xcel Energy has responded to numerous information requests from the EPA pursuant to section 114 of the CAA.  The requests focused on projects undertaken at Xcel Energy’s Sherco and Black Dog plants to determine whether these projects were carried out in compliance with the New Source Review.  Xcel Energy has complied with these requests and produced thousands of pages of documents.  In June 2009, the EPA issued a supplemental information request which, among other things, asked for documents related to projects that may be undertaken in the future at the plants.  Xcel Energy believes that the request for future project information exceeds the EPA’s CAA authority and serves no legitimate investigative purpose.  The EPA’s information-request authority is limited to information that is necessary and appropriate to determine whether or not Xcel Energy is in compliance with the CAA.  Planned future projects, on which construction has not begun and which may never be implemented, cannot be the basis of a CAA violation.  Xcel Energy believes that it has complied with its obligation to provide information and has filed a motion to dismiss the lawsuit.

Employment, Tort and Commercial Litigation

Siewert vs. Xcel Energy — In 2004, plaintiffs, the owners and operators of a Minnesota dairy farm, brought an action in Minnesota state court against NSP-Minnesota alleging negligence in the handling, supplying, distributing and selling of electrical power systems; negligence in the construction and maintenance of distribution systems; and failure to warn or adequately test such systems.  Plaintiffs allege decreased milk production, injury, and damage to a dairy herd as a result of stray voltage resulting from NSP-Minnesota’s distribution system.  Plaintiffs claim losses of approximately $7 million.  NSP-Minnesota denies all allegations.  In December 2008, the Court of Appeals issued a decision ordering dismissal of plaintiffs’ claims for injunctive relief, but otherwise rejecting NSP-Minnesota’s contentions and ordering the matter remanded for trial.  The Minnesota Supreme Court subsequently granted NSP-Minnesota’s petition for further review and heard oral arguments in December 2009.  It is uncertain when the Minnesota Supreme Court will render a decision.

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U. S. Court of Federal Claims against the United States requesting breach of contract damages for the U. S. Department of Energy’s (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the DOE and NSP-Minnesota.  At trial, NSP-Minnesota claimed damages in excess of $100 million through Dec. 31, 2004.  In September 2007, the court awarded NSP-Minnesota $116.5 million in damages.  In December 2007, the court denied the DOE’s motion for reconsideration.  In February 2008, the DOE filed an appeal to the U. S. Court of Appeals for the Federal Circuit, and NSP-Minnesota cross-appealed on the cost of capital issue.  It is uncertain when the Court will issue a decision.  Results of the judgment will not be recorded in earnings until the appeal, regulatory treatment and amounts to be shared with ratepayers have been resolved.  Given the uncertainties, it is unclear as to how much, if any, of this judgment will ultimately have a net impact on earnings.

In August 2007, NSP-Minnesota filed a second complaint against the DOE in the U. S. Court of Federal Claims (NSP II), again claiming breach of contract damages for the DOE’s continuing failure to abide by the terms of the contract.  This lawsuit will claim damages for the period Jan. 1, 2005 through Dec. 31, 2008, which includes costs associated with the storage of spent nuclear fuel at Prairie Island and Monticello, as well as the costs of complying with state regulation relating to the storage of spent nuclear fuel.  Per the court’s scheduling order, NSP-Minnesota believes that it has suffered damages in excess of $250 million.  The DOE claims NSP-Minnesota is entitled to at most approximately $55 million.  Trial is expected to take place in late 2011.

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

At a hearing in February 2010, the court stayed the lawsuit to allow EnviroTech and Brandenburg to proceed to binding arbitration, as required by the Brandenburg/EnviroTech subcontract.  NSP-Minnesota is not a party to the arbitration, which is expected to occur later this year.  In June 2010, NSP-Minnesota participated in court-ordered mediation with EnviroTech and Brandenburg.  The parties did not reach resolution at the mediation.  NSP-Minnesota denies liability, believes the lawsuit and claims are without merit, and will vigorously defend itself in this matter.

7.   Short-Term Borrowings and Other Financing Instruments

Commercial Paper — The following table presents commercial paper outstanding for NSP-Minnesota:

(Millions of Dollars)	June 30, 2010	Dec. 31, 2009
Commercial paper outstanding	$45	$—
Weighted average interest rate	0.40%	N/A	%
Total commercial paper available for issuance	$482	$482

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

The following table presents money pool investments (borrowings) for NSP-Minnesota:

(Millions of Dollars)	June 30, 2010	Dec. 31, 2009
Money pool (borrowings) investments	$(60)	$7
Weighted average interest rate	0.40%	0.36%
Money pool borrowing limit	$250	$250

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

At June 30, 2010, accumulated other comprehensive income (OCI) related to interest rate derivatives included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Commodity Derivatives — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, gas for resale, and vehicle fuel.

At June 30, 2010, NSP-Minnesota had vehicle fuel related contracts designated as cash flow hedges extending through December 2012.  NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanism.  NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2010 and 2009.

At June 30, 2010, accumulated OCI related to commodity derivative cash flow hedges included $1.0 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in income, subject to applicable customer margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options, and financial transmission rights at June 30, 2010 and Dec. 31, 2009:

(Amounts in Thousands) (a)(b)	June 30, 2010	Dec. 31, 2009
Megawatt hours (MWh) of electricity	67,127	34,374
MMBtu of natural gas	11,247	9,777
Gallons of vehicle fuel	1,120	2,021

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated OCI, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended June 30,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive income related to cash flow hedges at April 1	$4,254	$3,548
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(144)	684
After-tax net realized losses on derivative transactions reclassified into earnings	258	565
Accumulated other comprehensive income related to cash flow hedges at June 30	$4,368	$4,797

	Six Months Ended June 30,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$3,941	$3,053
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(133)	561
After-tax net realized losses on derivative transactions reclassified into earnings	560	1,183
Accumulated other comprehensive income related to cash flow hedges at June 30	$4,368	$4,797

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2010 and June 30, 2009.  Therefore, no gains or losses from fair value hedges or related hedged transactions for these periods were recognized.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2010 and June 30, 2009, respectively, on OCI, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2010
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(27	)(a)	$—		$—
Vehicle fuel and other commodity	(244)	—	464	(e)	—		—
Total	$(244)	$—	$437		$—		$—

Other derivative instruments
Trading commodity	$—	$—	$—		$		$497	(b)
Electric commodity	—	7,597	—		(2,111	)(c)	—
Natural gas commodity	—	(800)	—		—		—
Total	$—	$6,797	$—		$(2,111)		$497

	Six Months Ended June 30, 2010
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(54	)(a)	$—		$—
Vehicle fuel and other commodity	(226)	—	1,000	(e)	—		—
Total	$(226)	$—	$946		$—		$—

Other derivative instruments
Trading commodity	$—	$—	$—		$—		$6,127	(b)
Electric commodity	—	(9,582)	—		(4,838	)(c)	—
Natural gas commodity	—	(7,845)	—		586	(d)	—
Total	$—	$(17,427)	$—		$(4,252)		$6,127

	Three Months Ended June 30, 2009
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges
Electric commodity	$—	$957	$—		$(1,243	)(c)	$—
Vehicle fuel and other commodity	1,157	—	1,010	(e)	—		—
Total	$1,157	$957	$1,010		$(1,243)		$—

Other derivative instruments
Trading commodity	$—	$—	$—		$—		$(460)	(b)
Electric commodity	—	45,079	—		(706	)(c)	—
Natural gas commodity	—	(1,076)	—		—		—
Other	—	—	—		—		200	(b)
Total	$—	$44,003	$—		$(706)		$(260)

	Six Months Ended June 30, 2009
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges
Electric commodity	$—	$(18,600)	$—		$(4,755	)(c)	$—
Natural gas commodity	—	(811)	—		8,916	(d)	(6,951	)(d)
Vehicle fuel and other commodity	949	—	2,107	(e)	—		—
Total	$949	$(19,411)	$2,107		$4,161		$(6,951)

Other derivative instruments
Trading commodity	$—	$—	$—		$—		$1,524	(b)
Electric commodity	—	43,341	—		—		—
Natural gas commodity	—	(1,076)	—		(386	)(d)	—
Other	—	—	—		—		200	(b)
Total	$—	$42,265	$—		$(386)		$1,724

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

(e) Recorded to other O&M expenses.

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Minnesota enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings.  If the credit ratings at NSP-Minnesota at June 30, 2010 and Dec. 31, 2009 were downgraded below investment grade, no contracts underlying NSP-Minnesota’s derivative liabilities would require the posting of collateral or contract settlement upon the downgrade.

Certain of NSP-Minnesota’s derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of June 30, 2010 and Dec. 31, 2009, NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts.

Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance.  The three levels in the hierarchy are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reported date.  The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with discounted cash flow or option pricing models using highly observable inputs.

Level 3 — Significant inputs to pricing have little or no observability as of the reported date.  The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

Recurring Fair Value Measurements

The following table presents, for each of the hierarchy levels, NSP-Minnesota’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010:

	June 30, 2010
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (c)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$13	$—	$13	$(13)	$—
Other derivative instruments:
Trading commodity	443	22,805	(62)	23,186	(13,977)	9,209
Electric commodity	—	917	8,654	9,571	(3,728)	5,843
Natural gas commodity	—	12	—	12	(12)	—
Total current derivative assets	$443	$23,747	$8,592	$32,782	$(17,730)	15,052
Purchased power agreements (b)						25,200
Current derivative instruments valuation						$40,252
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$46	$—	$46	$—	$46
Other derivative instruments:
Trading commodity	—	14,687	7,120	21,807	(2,218)	19,589
Total noncurrent derivative assets	$—	$14,733	$7,120	$21,853	$(2,218)	19,635
Purchased power agreements (b)						89,533
Noncurrent derivative instruments valuation						$109,168
Other recurring fair value assets
Nuclear decommissioning fund (a)
Cash equivalents	$—	$211,252	$—	$211,252	$—	$211,252
Debt securities:
Government securities	—	198,365	—	198,365	—	198,365
U.S. corporate bonds	—	306,493	—	306,493	—	306,493
Foreign securities	—	2,152	—	2,152	—	2,152
Municipal bonds	—	79,114	—	79,114	—	79,114
Asset-backed securities	—	—	40,067	40,067	—	40,067
Mortgage-backed securities	—	—	65,059	65,059	—	65,059
Equity securities (common stock)	346,111	—	—	346,111	—	346,111
Total	$346,111	$797,376	$105,126	$1,248,613	$—	$1,248,613

	June 30, 2010
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (c)	Total
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$1,061	$—	$1,061	$(13)	$1,048
Other derivative instruments:
Trading commodity	457	19,460	—	19,917	(18,437)	1,480
Electric commodity	—	—	3,728	3,728	(3,728)	—
Natural gas commodity	—	6,663	—	6,663	(12)	6,651
Total current derivative liabilities	$457	$27,184	$3,728	$31,369	$(22,190)	9,179
Purchased power agreements (b)						13,851
Current derivative instruments valuation						$23,030
Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$—	$8,273	$2,777	$11,050	$(2,218)	$8,832
Total noncurrent derivative liabilities	$—	$8,273	$2,777	$11,050	$(2,218)	8,832
Purchased power agreements (b)						193,797
Noncurrent derivative instruments valuation						$202,629

(a)  Reported in other investments on the consolidated balance sheet, which also includes $13.9 million of miscellaneous investments.

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

NSP-Minnesota recognizes transfers between levels as of the beginning of each period.  No transfers occurred between levels during the three and six months ended June 30, 2010.

The following tables present, for each of the hierarchy levels, NSP-Minnesota’s assets and liabilities that are measured at fair value on a recurring basis at Dec. 31, 2009:

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
Debt securities:
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

The methods utilized to measure the fair value of commodity derivatives include the use of forward prices and volatilities to value commodity forwards and options.  Levels are assigned to these fair value measurements based on the significance of the use of subjective forward price and volatility forecasts for commodities and locations with limited observability, or the significance of contractual settlements that extend to periods beyond those readily observable on active exchanges or quoted by brokers.  Electric commodity derivatives include financial transmission rights (FTRs), for which fair value is determined using complex predictive models and inputs including forward commodity prices as well as subjective forecasts of retail and wholesale demand, generation and resulting transmission system congestion.  Given the limited observability of management’s forecasts for several of these inputs, fair value measurements for FTRs have been assigned a Level 3.

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

Cash equivalents are recorded at cost plus accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of cash equivalents, including money market funds, are also monitored as additional support for determining fair value.  Equity securities are valued using quoted prices in active markets.  Debt securities are primarily priced using recent trades and observable spreads from benchmark interest rates for similar securities, except for asset-backed and mortgage-backed securities, which also require significant, subjective risk-based adjustments to the interest rate used to discount expected future cash flows, which include estimated prepayments.  Therefore, fair value measurements for asset-backed and mortgage-backed securities have been assigned a Level 3.

The following tables present the changes in Level 3 recurring fair value measurements for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010			2009
		Nuclear Decommissioning Fund			Nuclear Decommissioning Fund
(Thousands of Dollars)	Commodity Derivatives, Net	Mortgage-Backed Securities	Asset-Backed Securities	Commodity Derivatives, Net	Mortgage- Backed Securities	Asset-Backed Securities
Balance at April 1	$3,614	$109,044	$44,125	$1,544	$90,257	$15,295
Purchases and settlements, net	387	(45,329)	(4,219)	(45)	(21,436)	(1,878)
Transfers out of Level 3	—	—	—	(19)	—	—
Losses recognized in earnings	(1,787)	—	—	(2,638)	—	—
Gains recognized as regulatory assets and liabilities	6,993	1,344	161	47,795	3,409	690
Balance at June 30	$9,207	$65,059	$40,067	$46,637	$72,230	$14,107

	Six Months Ended June 30,
	2010			2009
		Nuclear Decommissioning Fund			Nuclear Decommissioning Fund
(Thousands of Dollars)	Commodity Derivatives, Net	Mortgage-Backed Securities	Asset-Backed Securities	Commodity Derivatives, Net	Mortgage- Backed Securities	Asset-Backed Securities
Balance at Jan. 1	$27,237	$81,189	$11,918	$23,247	$98,461	$10,962
Purchases and settlements, net	(896)	(19,698)	27,933	(52)	(30,034)	1,908
Transfers out of Level 3	—	—	—	(19)	—	—
Losses recognized in earnings	(7,223)	—	—	(4,831)	—	—
(Losses) gains recognized as regulatory assets and liabilities	(9,911)	3,568	216	28,292	3,803	1,237
Balance at June 30	$9,207	$65,059	$40,067	$46,637	$72,230	$14,107

Losses on Level 3 commodity derivatives recognized in earnings for the three and six months ended June 30, 2010 include $0.9 million of net unrealized gains and $1.8 million of net unrealized losses, respectively, relating to commodity derivatives held at June 30, 2010.  Losses on Level 3 commodity derivatives recognized in earnings for the three and six months ended June 30, 2009 include $0.3 million and $1.6 million of net unrealized gains, respectively, relating to commodity derivatives held at June 30, 2009.  Realized and unrealized gains and losses on commodity trading activities are included in electric revenues.  Realized and unrealized gains and losses on non-trading derivative instruments are recorded in OCI or deferred as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.  Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a component of a nuclear decommissioning regulatory asset.

9.   Financial Instruments

The estimated fair values of NSP-Minnesota’s recorded financial instruments are as follows:

	June 30, 2010		Dec. 31, 2009
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Nuclear decommissioning fund	$1,248,613	$1,248,613	$1,248,739	$1,248,739
Other investments	50	50	695	695
Long-term debt, including current portion	3,013,624	3,409,681	3,013,178	3,238,854

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

The fair value estimates presented are based on information available to management as of June 30, 2010 and Dec. 31, 2009.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At June 30, 2010 and Dec. 31, 2009, there were $6.4 million and $6.9 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

10.   Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2010	2009	2010	2009
Interest income	$389	$1,128	$1,194	$2,304
Other nonoperating income	2	42	22	55
Insurance policy expense	(351)	(1,223)	(1,552)	(2,406)
Other nonoperating expense	(19)	(71)	(21)	(95)
Other income (expense), net	$21	$(124)	$(357)	$(142)

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended June 30, 2010
Operating revenues from external customers	$842,620	$68,227	$5,443	$—	$916,290
Intersegment revenues	110	2,406	—	(2,516)	—
Total revenues	$842,730	$70,633	$5,443	$(2,516)	$916,290
Segment net income (loss)	$45,934	$(3,889)	$1,995	$—	$44,040

Three Months Ended June 30, 2009
Operating revenues from external customers	$787,584	$74,516	$4,304	$—	$866,404
Intersegment revenues	62	405	—	(467)	—
Total revenues	$787,646	$74,921	$4,304	$(467)	$866,404
Segment net income (loss)	$50,836	$(3,149)	$2,211	$—	$49,898

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Six Months Ended June 30, 2010
Operating revenues from external customers	$1,692,852	$340,620	$9,925	$—	$2,043,397
Intersegment revenues	148	3,767	—	(3,915)	—
Total revenues	$1,693,000	$344,387	$9,925	$(3,915)	$2,043,397
Segment net income	$86,377	$16,209	$5,593	$—	$108,179

Six Months Ended June 30, 2009
Operating revenues from external customers	$1,656,666	$403,783	$9,338	$—	$2,069,787
Intersegment revenues	192	1,115	—	(1,307)	—
Total revenues	$1,656,858	$404,898	$9,338	$(1,307)	$2,069,787
Segment net income	$103,719	$17,891	$4,487	$—	$126,097

12.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2010	2009	2010	2009
Net income	$44,040	$49,898	$108,179	$126,097
Other comprehensive income (loss):
Unrealized gains (losses) — marketable securities	(108)	338	(97)	243
Changes in unrecognized amounts of pension and retiree medical benefits	27	28	50	65
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(144)	684	(133)	561
After-tax net realized losses on derivative transactions reclassified into earnings	258	565	560	1,183
Other comprehensive income	33	1,615	380	2,052
Comprehensive income	$44,073	$51,513	$108,559	$128,149

13.  Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Minnesota.

Components of Net Periodic Benefit Cost

	Three Months Ended June 30,
	2010	2009	2010	2009
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$18,956	$16,744	$965	$1,057
Interest cost	41,853	43,046	10,861	13,050
Expected return on plan assets	(58,035)	(64,909)	(7,131)	(5,993)
Amortization of transition obligation	—	—	3,611	3,726
Amortization of prior service cost (credit)	5,164	6,154	(1,233)	(711)
Amortization of net loss	13,134	3,299	3,113	4,779
Net periodic benefit cost	21,072	4,334	10,186	15,908
Costs not recognized and additional cost recognized due to the effects of regulation	(6,314)	(959)	973	973
Net benefit cost recognized for financial reporting	$14,758	$3,375	$11,159	$16,881

NSP-Minnesota
Net periodic benefit cost	$9,428	$959	$2,833	$2,971
Costs not recognized due to the effects of regulation	(6,314)	(959)	—	—
Net benefit cost recognized for financial reporting	$3,114	$—	$2,833	$2,971

	Six Months Ended June 30,
	2010	2009	2010	2009
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$36,574	$32,730	$2,003	$2,333
Interest cost	82,505	84,895	21,390	25,206
Expected return on plan assets	(116,159)	(128,269)	(14,265)	(11,388)
Amortization of transition obligation	—	—	7,222	7,222
Amortization of prior service cost (credit)	10,328	12,309	(2,466)	(1,363)
Amortization of net loss	24,158	6,228	5,822	9,665
Net periodic benefit cost	37,406	7,893	19,706	31,675
Costs not recognized and additional cost recognized due to the effects of regulation	(13,640)	(1,446)	1,946	1,946
Net benefit cost recognized for financial reporting	$23,766	$6,447	$21,652	$33,621

NSP-Minnesota
Net periodic benefit cost	$16,754	$1,446	$5,322	$6,710
Costs not recognized due to the effects of regulation	(13,640)	(1,446)	—	—
Net benefit cost recognized for financial reporting	$3,114	$—	$5,322	$6,710

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2009, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Market Risks

NSP-Minnesota is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2009.  Commodity price and interest rate risks for NSP- Minnesota are mitigated in most jurisdictions due to cost-based rate regulation.

NSP-Minnesota maintains trust funds, as required by the Nuclear Regulatory Commission (NRC), to fund certain costs of nuclear decommissioning.  Those investments are exposed to price fluctuations in equity markets and changes in interest rates.  However, because the costs of nuclear decommissioning are recovered through NSP-Minnesota rates, fluctuations in investment fair value do not affect NSP-Minnesota’s consolidated results of operations.  Distress in the financial markets may impact the fair value of the debt and equity securities in the nuclear decommissioning trust funds, and pension and postretirement health care plan trusts, as well as NSP-Minnesota’s ability to earn a return on short-term investments of excess cash.  As of June 30, 2010, there have been no material changes to market risks from that set forth in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2009.

Results of Operations

NSP-Minnesota’s net income was approximately $108.2 million for the first six months of 2010, compared with approximately $126.1 million for the first six months of 2009. The decrease is largely due to higher O&M, partially offset by electric sales growth.

Electric Revenues and Margins

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for customers, fluctuations in these costs do not materially affect electric utility margin.

Electric — The following tables detail the electric revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2010	2009
Electric revenues	$1,693	$1,657
Electric fuel and purchased power	(725)	(696)
Electric margin	$968	$961

The following summarizes the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2010 vs. 2009
Fuel and purchased power cost recovery	$23
Conservation revenue and incentive (partially offset by expenses)	13
Interchange agreement billing with NSP-Wisconsin	12
Non-fuel riders	7
Retail sales increase (excluding weather impact)	5
Retail rate increase (South Dakota)	5
Sales mix and demand revenue	2
NSP-Minnesota 2009 rate case adjustment for final rates (largely offset in depreciation expense)	(19)
Firm wholesale	(12)
Total increase in electric revenues	$36

Electric Margin

(Millions of Dollars)	2010 vs. 2009
Conservation revenue and incentive (partially offset by expenses)	$13
Non-fuel riders	7
Interchange agreement billing with NSP-Wisconsin	6
Retail sales increase (excluding impact of weather)	5
Retail rate increase (South Dakota)	5
Sales mix and demand revenue	2
NSP-Minnesota 2009 rate case adjustment for final rates (largely offset in depreciation expense)	(19)
Firm wholesale	(6)
Other, net	(6)
Total increase in electric margin	$7

Natural Gas Revenues and Margins

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

Natural Gas — The following tables detail natural gas revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2010	2009
Natural gas revenues	$341	$404
Cost of natural gas sold and transported	(241)	(305)
Natural gas margin	$100	$99

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2010 vs. 2009
Purchased natural gas adjustment clause recovery	$(59)
Estimated impact of weather	(6)
Conservation revenue and incentive (partially offset by expenses)	3
Rate increase (Minnesota)	3
Other, net	(4)
Total decrease in natural gas revenues	$(63)

Natural Gas Margin

(Millions of Dollars)	2010 vs. 2009
Conservation revenue and incentive (partially offset by expenses)	$3
Rate increase (Minnesota)	3
Estimated impact of weather	(6)
Other, net	1
Total increase in natural gas margin	$1

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first six months of 2010 increased $23.9 million, or 4.9 percent, compared with the first six months of 2009.  The following summarizes the components of the changes for the six months ended June 30:

(Millions of Dollars)	2010 vs. 2009
Nuclear outage costs, net of deferral	$9
Higher plant generation costs	7
Higher labor costs	5
Higher nuclear plant operation costs	5
Other, net	(2)
Total increase in other operating and maintenance expenses	$24

•                  Higher nuclear outage costs are due to the timing and cost of nuclear refueling outages.

•                  Higher plant generation costs are primarily attributable to a higher level of scheduled maintenance and overhaul work.

•                  Higher labor costs are primarily due to annual wage increases that were effective in March 2010 and July 2009.

Conservation Program Expenses — Conservation program expenses increased $8.0 million, or 29.4 percent, for the first six months of 2010, compared with the first six months of 2009.  The increase was primarily attributable to the expansion of programs and regulatory commitments.  Conservation program expenses are generally recovered in NSP-Minnesota concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense decreased by approximately $5.6 million, or 2.8 percent, for the first six months of 2010, compared with the first six months of 2009.  The lower depreciation expense is primarily due to MPUC decisions that reduced depreciation and decommissioning expenses in June and October 2009.  These decreases were partially offset by normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by approximately $7.4 million, or 10.2 percent, for the first six months of 2010, compared with the first six months of 2009.  The increase was primarily due to increased property taxes.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased by approximately $3.7 million, or 15.7 percent, for the first six months of 2010 compared with the same period in 2009.  NSP-Minnesota’s overall increase was primarily due to a slightly higher AFUDC equity rate.

Income Taxes — Income tax expense decreased by $3.2 million for the first six months of 2010, compared with the first six months of 2009.  The decrease in income tax expense was primarily due to a decrease in pretax income, partially offset by a write-off of tax benefits previously recorded related to Medicare Part D subsidies.  The effective tax rate was 38.7 percent for the first six months of 2010, compared with 36.2 percent for the same period in 2009.  The higher effective tax rate for the first six months of 2010 was primarily due to a higher forecasted annual effective tax rate and the write-off of tax benefits related to Medicare Part D subsidies.  The higher forecasted annual effective tax rate for 2010 as compared to 2009 was primarily due to increased state unitary tax expense in 2010, partially offset by increased plant-related deductions in 2010.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

Aggregators of Retail Customers (ARCs) — In 2009, the FERC adopted rules requiring MISO and other regional transmission organizations (RTOs) to allow ARCs to offer demand response aggregation services to end-use customers in the states served by NSP-Minnesota, unless the relevant state regulatory agency prohibited the operation of ARCS.  Under MISO’ proposed tariff revisions, ARCs would operate in competition with the state-regulated retail demand response programs offered by NSP-Minnesota.  MISO requested its tariff revisions be effective in June 2010, however FERC has not issued an order on MISO’s ARC-related tariff revisions.  In 2010, the MPUC opened an investigation regarding possible operation of ARCs in Minnesota.  In its response to an MPUC notice seeking comments, NSP-Minnesota requested the MPUC to prohibit ARCs.  NSP-Minnesota also filed requests with the North Dakota Public Service Commission (NDPSC) and South Dakota Public Utilities Commission (SDPUC) in March 2010 asking the regulatory agencies to prohibit operations of ARCs in their respective states.  In May 2010, the MPUC and SDPUC issued orders prohibiting, or temporarily prohibiting, the operation of ARCs.  In May 2010, the NDPSC issued a notice of opportunity for a hearing; no parties provided comments.  A NDPSC decision is expected in the third quarter of 2010.

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

In its August 2007 Phase 1 order, the MPUC disapproved the terms and conditions of Excelsior’s proposed power purchase agreement, and found that Excelsior and NSP-Minnesota should resume negotiations toward an acceptable purchase power agreement, with assistance from the OES and the guidance provided by the order.

In May 2009, the MPUC affirmed its previous order to deny Excelsior Energy’s Phase 2 request to approve a power purchase agreement related to its proposed second 600 MW IGCC generating facility, which closed the docket.  In August 2009, Excelsior appealed the MPUC decision to the Minnesota Court of Appeals.  On May 18, 2010, the Minnesota Court of Appeals affirmed the decision of the MPUC.  Excelsior did not file a petition for review by the Minnesota Supreme Court, making the Court of Appeals decision final.

2010 Minnesota Resource Decisions and Plan— In May 2010, NSP-Minnesota signed new power purchase and exchange agreements with Manitoba Hydro that will extend purchases through 2025.  The existing agreements provide for the purchase of 850 MW, which start to expire April 30, 2015.  NSP-Minnesota filed for approval with the MPUC in June 2010.  NSP-Minnesota will file its next resource plan in August of 2010.

NSP-Minnesota Transmission Certificate of Need (CON) — In April 2009, the MPUC granted a CON to construct three 345 kilovolt (KV) electric transmission lines as part of the CapX 2020 project.  The project to build the three lines includes construction of approximately 600 miles of new facilities at a cost of approximately $1.7 billion.  The allocation of the project cost to NSP-Minnesota and NSP-Wisconsin is estimated to be approximately $900 million.  These cost estimates will be revised after the regulatory process is completed.  The MPUC also included a condition assuring a portion of the capacity of the Brookings, S.D. to Hampton, Minn. line is used for renewable energy.  In September 2009, two intervenors appealed the MPUC’s CON decisions in the Minnesota Court of Appeals.  On June 8, 2010, the court issued its decision affirming the MPUC’s order granting the CONs for the three 345 KV lines.  In May 2010, NSP-Minnesota and other CapX 2020 utilities notified the MPUC that the in-service date for the Brookings-Hampton project is expected to be delayed to 2015, more than one year after the date provided in the MPUC CON decision.  The MPUC set the notice of change for comments and a decision is expected during the third quarter of 2010.

As part of the regulatory process for the CapX 2020 345 KV projects, NSP-Minnesota and Great River Energy have filed four route permit applications with the MPUC.  Permit applications for the remaining parts of the three lines are expected to be filed in adjoining states in 2010.  Two filed route permit applications have completed the evidentiary hearing processes, and the MPUC issued route permits for the Monticello to St. Cloud project and five of the six segments of the Brookings-Hampton project.  One segment of the Brookings-Hampton line was referred back to the ALJ to develop more information concerning the appropriate location to cross the Minnesota River.  The other two route applications are expected to be sent to an evidentiary hearing later in 2010 or early 2011.

In July 2009, the MPUC approved the CON application for a 230 KV CapX 2020 transmission line between Bemidji, Minn. and Grand Rapids, Minn.  Route permit hearings were concluded in May 2010, and an MPUC decision is anticipated in the third quarter of 2010.  The Bemidji-Grand Rapids line is expected to entail construction of approximately 68 miles of new facilities at a cost of $100 million, with construction expected to be completed in 2012.  The estimated project cost to NSP-Minnesota is approximately $26 million.

Nuclear Power Operations and Waste Disposal — NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant, which has two units.  See additional discussion regarding the nuclear generating plants at Note 18 to the Xcel Energy Annual Report on Form 10-K for the year ended Dec. 31, 2009.

High-Level Radioactive Waste Disposal — The federal government has the responsibility to permanently dispose of domestic spent nuclear fuel and other high-level radioactive wastes.  The Nuclear Waste Policy Act requires the DOE to implement a program for nuclear high-level waste management.  This includes the siting, licensing, construction and operation of a repository for spent nuclear fuel from civilian nuclear power reactors and other high-level radioactive wastes at a permanent federal storage or disposal facility.  In 2002, the U. S. Congress designated Yucca Mountain, Nevada as the first deep geologic repository over the objections of the Governor of Nevada.  In 2008, the DOE submitted an application to construct a deep geologic repository at Yucca Mountain to the NRC.

In 2010, the DOE announced its intention to stop the Yucca Mountain project and requested the NRC to approve the withdrawal of the application.  In parallel with the action to stop the Yucca Mountain project, the Secretary of Energy convened a Blue Ribbon Commission to recommend alternatives to Yucca Mountain for disposing of used nuclear fuel.  The final report containing recommendations from the Blue Ribbon Commission is expected in early 2012.  A number of parties have challenged the DOE’s authority to stop the Yucca Mountain project and to withdraw the application from the NRC.  The utility industry, including Xcel Energy, is represented in the challenges by the Nuclear Energy Institute (NEI).  In light of the DOE’s plan to stop the Yucca Mountain project and to withdraw its application from the NRC, Xcel Energy in a separate action has requested the Secretary of Energy to set the fee collection rate for the Nuclear Waste Fund to zero until a definitive program is in place.  In April 2010, the NEI, on behalf of its members, including Xcel Energy, filed a lawsuit against the DOE in federal court, requesting that the fee be suspended.

On June 30, 2010, the Atomic Safety and Licensing Board (ASLB) issued a ruling that the DOE could not withdraw the Yucca Mountain application.  The NRC has set appeal and comment dates to the three-judge NRC panel’s decision.  A decision from the NRC Commissioners could come in third quarter 2010.

To date, the DOE has not accepted any of NSP-Minnesota’s spent nuclear fuel.  NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and Prairie Island nuclear generating plants.  As of June 30, 2010, there were 26 casks loaded and stored at the Prairie Island plant and 10 casks loaded and stored at the Monticello plant.  See Note 6 to the consolidated financial statements for a discussion of the legal proceedings against the DOE related to the nuclear waste disposal matter.

Nuclear Plant Power Uprates and Life Extension

Prairie Island Life Extension — In April 2008, NSP-Minnesota filed an application with the NRC to renew the operating license of its two nuclear reactors at Prairie Island for an additional 20 years, until 2033 and 2034, respectively.  The Prairie Island Indian Community (PIIC) filed contentions in the NRC’s license renewal proceeding in August 2008, which was referred to the ASLB for review.  The ASLB granted the PIIC hearing request and has admitted seven of the 11 contentions filed.  To date, all seven contentions that were originally admitted have been resolved and removed from the ASLB docket.  Subsequent to the NRC issuance of the final Safety Evaluation Report and the draft supplemental environmental impact statement, the PIIC filed four additional contentions.  The ASLB has admitted one of the contentions and has issued a decision denying the other three.  If the admitted contention is not resolved, the resulting adjudicatory process is expected to add approximately eight months onto the NRC’s standard 22 month review schedule, resulting in an anticipated decision on the Prairie Island license renewal in late 2010.

Monticello Nuclear Power Uprate — In 2008, NSP-Minnesota filed for an extended power uprate of approximately 71 MW for NSP-Minnesota’s Monticello facility.  The filing was placed in suspension by the ASLB, to allow NRC staff to address concerns related to two different uprate petitions, including Monticello raised by the Advisory Committee for Reactor Safety (ACRS) related to containment pressure associated with pump performance.  The industry submitted a white paper and the NRC staff recommended that the matter be addressed through specific filings to demonstrate any potential risk and mitigation measures.  In a letter to the NRC staff, the ACRS indicated that modifications to the plant should be evaluated and made where practical.  NSP-Minnesota is working with the NRC  to supplement its filing as necessary to address the issues and expects to complete the license proceeding in 2011.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards.  State and local agencies have jurisdiction over many of NSP-Minnesota’s utility activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2009.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

MISO Generation Interconnection Cost Allocation Tariff — In October 2009, the FERC approved a proposal by MISO and its transmission owners, including NSP-Minnesota and NSP-Wisconsin, to change the cost allocation procedures in the MISO tariff associated with interconnection of new generation.  The approved tariff required the interconnecting generator to fund 90 or 100 percent of the costs of network upgrades required for interconnection (depending on voltage) on an interim basis until MISO and its stakeholders develop a replacement tariff to be filed with FERC in July 2010.  On July 15, 2010, MISO and certain transmission owners, including NSP-Minnesota and NSP-Wisconsin, filed the required replacement tariff.  The cost allocation provisions of the tariff provide for (1) regional allocation of costs associated with projects identified through the MISO transmission planning process as Multi-Value Projects (MVPs), which are projects that meet certain key planning objectives and (2) the allocation to generators of most costs for network upgrades required to interconnect the generator to the MVPs or the existing transmission system.  MISO proposed the tariff changes be effective July 16, 2010.  Comments on the July 2010 MISO tariff filing are due at FERC by Sept. 10, 2010, and the filing is pending FERC action.

MISO vs. PJM Interconnection, L.L.C. (PJM) Complaint Proceedings — In March 2010, MISO filed two complaints against PJM at the FERC alleging that PJM violated generation redispatch requirements under the Joint Operating Agreement between the two RTOs, and alleging that incorrect modeling of certain generators by PJM resulted in underpayments by PJM of up to $135 million to generators in MISO (including the NSP System, whereby NSP-Minnesota and NSP-Wisconsin share all generation and transmission costs through the Interchange Agreement, which is a FERC-approved tariff) for redispatch provided from 2002 to 2009.  MISO asked the FERC to direct PJM to pay the underpaid amount, plus interest.  In April 2010, PJM filed a complaint against MISO, alleging that MISO dispatched generation in the MISO region improperly under the RTO Joint Operating Agreement, and requested that the FERC order MISO to pay PJM up to $25 million.  Xcel Energy intervened in the complaint proceedings in support of MISO.  Informal settlement discussions have failed to resolve the issues, and the FERC issued an order setting the disputes for hearing and formal settlement discussions.  The first settlement conference is scheduled for August 2010.  The outcome of the complaint proceedings is uncertain.  If MISO were to prevail, NSP-Minnesota could receive a portion of the payments to MISO from PJM.  If PJM were to prevail, NSP-Minnesota could be required to reimburse MISO for a portion of the payments to PJM.

Electric Reliability Standards Compliance

Compliance Audits

NSP-Minnesota and NSP-Wisconsin share all NSP System generation and transmission costs by means of a FERC-approved tariff commonly referred to as the Interchange Agreement.  In 2008, the NSP System filed a self-report with the Midwest Reliability Organization (MRO) regional entity relating to failure to complete certain generation station battery tests, relay maintenance intervals and record keeping associated with certain critical infrastructure protection (CIP) standards.  In 2009, the NSP System reached agreement with the MRO that would resolve all open audit findings and self reports by payment of a non-material penalty.  In April 2010, the NSP System executed a definitive settlement agreement.  The settlement agreement is pending approval at the NERC and will also need to be approved by the FERC.

In March 2010, the MRO conducted a compliance spot check to evaluate compliance with the NERC Critical Energy Infrastructure (CIP) standards, which were effective July 1, 2008.  The draft non-public report issued by the MRO in July 2010 found that the Xcel Energy utility subsidiaries may not be in compliance with several of the CIP standards.  Xcel Energy provided comments disagreeing with many of the conclusions of the draft report and is awaiting issuance of the final spot check audit report.  The CIP spot check report findings related to the NSP System will then proceed to the MRO enforcement process.  The extent the MRO or NERC may seek to impose penalties for violations of CIP standards is unknown at this time.

NERC Compliance Investigations

As a result of a series of transmission line outages, on Sept. 18, 2007, portions of the NSP System and transmission systems west and north of the NSP System briefly islanded from the rest of the Eastern Interconnection.  In addition, service to approximately 790 MW of load was temporarily interrupted, primarily in Saskatchewan, Canada.  The initial transmission line outages occurred on the NSP System.  In March 2008, NSP-Minnesota received notice that the MRO was commencing a compliance investigation of the September 2007 event.  Because the event affected more than one region, the NERC took over the investigation.  In January 2010, the NERC issued a preliminary report alleging the NSP System violated certain NERC reliability standards.  The report represents the preliminary conclusions of the NERC and is subject to additional procedures at NERC, and ultimately FERC review.  Xcel Energy disagrees with the many aspects of the preliminary report and filed its response with NERC in February 2010.  The final outcome of the NERC compliance investigation, and whether and to what extent penalties for violations may be assessed, is unknown at this time.

In February 2010, the NERC notified NSP-Minnesota that it was commencing a non-public investigation of NSP-Minnesota maintenance practices associated with insulating oil levels in bulk electric system substations, as the result of an anonymous complaint received by the NERC.  NSP-Minnesota is fully cooperating with the investigation.  The final outcome of the NERC compliance investigation, and whether and to what extent NERC may seek to impose penalties for standards violations, is unknown at this time.

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2010, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

Except to the extent updated or described below, NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2009, which is incorporated herein by reference.

We may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk. Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHG, and federal legislation has been introduced in both houses of Congress. Our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA. On Dec. 7, 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles. The EPA finalized GHG efficiency standards for light duty vehicles in spring 2010 and has promulgated  permitting requirements for GHGs for large new and modified stationary sources, such as power plants.  These regulations will become applicable in 2011.  We are also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in Note 6, Commitments and Contingent Liabilities, in the notes to the consolidated financial statements. While we believe such lawsuits are without merit, an adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Many of the federal and state climate change legislative proposals, such as the American Clean Energy and Security Act and the proposed Kerry-Lieberman legislation, use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap becomes more stringent with the passage of time. The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations. Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. There are many uncertainties, however, regarding when and in what form climate change legislation will be enacted. The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the United States, any international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not recover all costs related to complying with regulatory requirements imposed on us. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Item 6.  EXHIBITS

*Indicates incorporation by reference

3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)(Exhibit 3.01 to Form 10-12G (file no. 000-31709) dated Oct. 5, 2000).
3.02*	By-Laws (Exhibit 3.02 to Form 8-K (file no. 001-31387) dated June 3, 2008).
10.01*

Xcel Energy Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix A to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2010).

10.02*

Xcel Energy 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2010).

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2010.

Northern States Power Company (a Minnesota corporation)

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer