Form 10-Q
period 2011-03-31
NORTHERN STATES POWER CO
filed 2011-04-29
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $0.01 par value	1,000,000 shares

Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION

Item l.	Financial Statements (Unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4.	Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 6.	Exhibits	33

SIGNATURES		34

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

This Form 10-Q is filed by Northern States Power Company, a Minnesota corporation (NSP-Minnesota).  NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy).  Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Operating revenues
Electric	$904,137	$850,232
Natural gas	283,726	272,393
Other	5,029	4,482
Total operating revenues	1,192,892	1,127,107

Operating expenses
Electric fuel and purchased power	374,077	373,080
Cost of natural gas sold and transported	201,242	204,326
Cost of sales — other	2,926	2,701
Other operating and maintenance expenses	255,214	249,012
Conservation program expenses	38,486	19,486
Depreciation and amortization	100,473	96,282
Taxes (other than income taxes)	45,653	40,220
Total operating expenses	1,018,071	985,107

Operating income	174,821	142,000

Other income (expense), net	2,884	(378)
Allowance for funds used during construction — equity	9,593	9,445

Interest charges and financing costs
Interest charges — includes other financing costs of $1,426 and $1,398, respectively	51,615	50,181
Allowance for funds used during construction — debt	(5,323)	(5,342)
Total interest charges and financing costs	46,292	44,839

Income before income taxes	141,006	106,228
Income taxes	48,831	42,089
Net income	$92,175	$64,139

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$92,175	$64,139
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	101,787	97,573
Nuclear fuel amortization	25,551	25,980
Deferred income taxes	52,162	23,066
Amortization of investment tax credits	(673)	(779)
Allowance for equity funds used during construction	(9,593)	(9,445)
Net realized and unrealized hedging and derivative transactions	(4,965)	(5,641)
Changes in operating assets and liabilities:
Accounts receivable	(43,599)	10,695
Accrued unbilled revenues	63,705	56,276
Inventories	65,162	50,030
Other current assets	(7,033)	(2,726)
Accounts payable	(29,501)	(88,089)
Net regulatory assets and liabilities	16,905	38,095
Other current liabilities	11,616	9,449
Pension and other employee benefit obligations	(43,209)	311
Change in other noncurrent assets	(2,735)	144
Change in other noncurrent liabilities	(22,399)	(1,341)
Net cash provided by operating activities	265,356	267,737

Investing activities
Utility capital/construction expenditures	(303,376)	(288,336)
Merricourt deposit	(90,833)	-
Allowance for equity funds used during construction	9,593	9,445
Purchase of investments in external decommissioning fund	(699,156)	(910,889)
Proceeds from the sale of investments in external decommissioning fund	699,156	916,541
Investments in utility money pool arrangement	(274,500)	(41,500)
Repayments from utility money pool arrangement	274,500	48,500
Advances to affiliate	(111,300)	(131,400)
Advances from affiliate	148,300	129,300
Other investments	(4,994)	1,453
Net cash used in investing activities	(352,610)	(266,886)

Financing activities
Proceeds from short-term borrowings, net	8,000	-
Borrowings under utility money pool arrangement	-	83,500
Repayments under utility money pool arrangement	-	(83,500)
Repayment of long-term debt, including reacquisition premiums	(30)	(85)
Capital contributions from parent	125,000	50,000
Dividends paid to parent	(58,372)	(58,415)
Net cash provided by (used in) financing activities	74,598	(8,500)

Net decrease in cash and cash equivalents	(12,656)	(7,649)
Cash and cash equivalents at beginning of period	38,408	46,303
Cash and cash equivalents at end of period	$25,752	$38,654

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(69,811)	$(72,944)
Cash (paid) received for income taxes, net	(4,082)	4,303
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$11,365	$8,698

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

Assets	March 31, 2011	Dec. 31, 2010
Current assets
Cash and cash equivalents	$25,752	$38,408
Notes receivable from affiliates	-	37,000
Accounts receivable, net	356,023	313,485
Accounts receivable from affiliates	27,927	26,866
Accrued unbilled revenues	185,688	249,393
Inventories	215,011	280,173
Regulatory assets	118,031	164,943
Merricourt deposit	101,261	-
Derivative instruments	41,255	39,892
Prepayments and other	46,346	39,229
Total current assets	1,117,294	1,189,389

Property, plant and equipment, net	7,964,272	7,822,220

Other assets
Nuclear decommissioning fund and other investments	1,401,311	1,366,069
Regulatory assets	689,764	671,391
Derivative instruments	98,623	101,258
Other	33,576	31,333
Total other assets	2,223,274	2,170,051
Total assets	$11,304,840	$11,181,660

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5	$19
Short-term debt	8,000	-
Accounts payable	325,629	384,455
Accounts payable to affiliates	42,607	61,753
Taxes accrued	183,495	140,020
Accrued interest	41,673	66,641
Dividends payable to parent	57,635	58,372
Derivative instruments	18,678	27,311
Regulatory liabilities	39,723	42,122
Other	94,294	103,525
Total current liabilities	811,739	884,218

Deferred credits and other liabilities
Deferred income taxes	1,533,044	1,449,082
Deferred investment tax credits	33,764	34,437
Asset retirement obligations	889,298	875,361
Regulatory liabilities	469,245	462,574
Pension and employee benefit obligations	308,251	351,130
Derivative instruments	193,974	197,771
Other	71,497	93,025
Total deferred credits and other liabilities	3,499,073	3,463,380

Commitments and contingent liabilities
Capitalization
Long-term debt	3,338,136	3,337,893
Common stock – authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Additional paid-in capital	2,366,387	2,241,387
Retained earnings	1,286,479	1,251,938
Accumulated other comprehensive income	3,016	2,834
Total common stockholder's equity	3,655,892	3,496,169
Total liabilities and equity	$11,304,840	$11,181,660

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2011 and Dec. 31, 2010; the results of its operations for the three months ended March 31, 2011 and 2010; and its cash flows for the three months ended March 31, 2011 and 2010.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2011 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011.  Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2010, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently issued accounting pronouncements that have been adopted in the current period did not materially impact the consolidated financial statements, and no material impact is expected from accounting pronouncements issued and pending implementation.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2010	Dec. 31, 2010
Accounts receivable, net
Accounts receivable	$376,735	$334,481
Less allowance for bad debts	(20,712)	(20,996)
	$356,023	$313,485
Inventories
Materials and supplies	$125,644	$122,706
Fuel	73,844	95,804
Natural gas	15,523	61,663
	$215,011	$280,173
Property, plant and equipment, net
Electric plant	$10,596,909	$10,563,424
Natural gas plant	982,952	979,256
Common and other property	514,205	510,577
Construction work in progress	832,562	695,292
Total property, plant and equipment	12,926,628	12,748,549
Less accumulated depreciation	(5,289,335)	(5,222,980)
Nuclear fuel	1,893,576	1,837,697
Less accumulated amortization	(1,566,597)	(1,541,046)
	$7,964,272	$7,822,220

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expired in August 2010.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expires in September 2011.  The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.  As of March 31, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of March 31, 2011, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2007.  As of March 31, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2011	Dec. 31, 2010
Unrecognized tax benefit - Permanent tax positions	$4.3	$4.0
Unrecognized tax benefit - Temporary tax positions	18.4	18.5
Unrecognized tax benefit balance	$22.7	$22.5

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards were as follows:

(Millions of Dollars)	March 31, 2011	Dec. 31, 2010
Tax benefits associated with NOL and tax credit carryforward	$(12.8)	$(11.0)

The increase in the unrecognized tax benefit balance of $0.2 million from Dec. 31, 2010 to March 31, 2011 was due to the addition of similar uncertain tax positions related to current and prior years’ activity.  NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to approximately $15 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits is as follows:

(Millions of Dollars)	2011	2010
Payable for interest related to unrecognized tax benefits at Jan. 1	$(0.9)	$(0.3)
Interest expense related to unrecognized tax benefits	(0.2)	(0.1)
Payable for interest related to unrecognized tax benefits at March 31	$(1.1)	$(0.4)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2011 or Dec. 31, 2010.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Base Rate

NSP-Minnesota Electric Rate Case — In November 2010, NSP-Minnesota filed a request with the MPUC to increase annual electric rates in Minnesota for 2011 by approximately $150 million, or an increase of 5.62 percent.  The rate filing is based on a 2011 forecast test year and included a requested return on equity (ROE) of 11.25 percent, an electric rate base of approximately $5.6 billion and an equity ratio of 52.56 percent.  In January 2011, NSP-Minnesota revised its requested 2011 rate increase to $148.3 million as the result of the sale of certain transmission assets.

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

On April 5, 2011, intervening parties filed direct testimony proposing modifications to NSP-Minnesota’s rate request.  The Minnesota Office of Energy Security (OES) recommended a 2011 increase of approximately $56.9 million, based on a recommended ROE of 10.53 percent and an equity ratio of 52.56 percent.  The OES recommendation reflected several adjustments, including a $21.5 million decrease in proposed 2011 income tax expense and decreases of approximately $12.4 million related to employee compensation, health and pension benefits.  The OES also proposed several other reductions totaling approximately $23.5 million, including rent expense, certain nuclear outage costs, transmission increases and disallowance of the revenue requirement related to a portion of NSP-Minnesota’s investment in the Nobles Wind Project ($1.9 million).  Finally, the OES recommended an additional increase for 2012 of approximately $34 million to address certain known and measurable cost increases in 2012 associated with our nuclear operations.

Other intervenors included the Minnesota Office of the Attorney General (OAG), the Minnesota Chamber of Commerce, the Large Industrial Customer Group (XLI) and the Commercial Group.  The OAG recommended changes to NSP-Minnesota’s proposed deferral and amortization treatment of nuclear outage expenses and NSP-Minnesota’s proposed ratemaking treatment of capitalized retiree medical expenses.  The XLI recommended changes to NSP-Minnesota’s proposed ROE and capital structure, as well as a reduction in NSP-Minnesota’s recommended depreciation expense.

The following procedural schedule has been established for the remainder of the case:

•	Rebuttal testimony due May 4, 2011;
•	Surrebuttal testimony due May 26, 2011;
•	Evidentiary hearings June 1-8, 2011;
•	Initial brief due July 29, 2011;
•	Reply brief and findings due Aug. 19, 2011;
•	Administrative law judge (ALJ) report due Sept. 19, 2011; and
•	MPUC order Nov. 28, 2011.

Electric, Purchased Gas and Resource Adjustment Clauses

Conservation Improvement Program (CIP) Rider — CIP expenses are recovered through a charge embedded in base rates and a rider that is adjusted annually.  Under the 2010 CIP rider request filed in October 2010, NSP-Minnesota estimates recovery of $66.7 million through the rider during the November 2010 to September 2011 timeframe.  This is in addition to an expected $48.1 million through the conservation cost recovery charge component of base rates.  NSP-Minnesota estimates recovery of approximately $18.6 million through the natural gas CIP rider, filed in November 2010, during the December 2010 to September 2011 timeframe.  This is in addition to an expected $3.0 million through the conservation cost recovery charge component of base rates.  Assuming MPUC approval, NSP-Minnesota estimates it will recover a total of approximately $136.4 million associated with CIP programs in 2011.

In April 2011, NSP-Minnesota filed its annual rider petitions requesting recovery of approximately $84.8 million of electric CIP expenses and financial incentives and $4.5 million of natural gas CIP expenses and financial incentives to be recovered during the October 2011 through September 2012 timeframe.  This proposed recovery through the riders is in addition to an estimated $52.6 million and $3.8 million to be recovered through the electric and gas conservation cost recovery charge component of base rates, respectively. Assuming MPUC approval, NSP-Minnesota estimates it will recover a total of approximately $145.7 million associated with CIP programs in 2012.

Renewable Development Fund (RDF) Rider — The MPUC has approved an RDF rider that allows annual adjustments to retail electric rates to provide for the recovery of RDF program and project expenses.  The primary components of RDF costs are legislatively mandated expenses such as renewable energy production incentive payments, RDF grant project payments, and RDF program administrative costs.  In October 2010, NSP-Minnesota filed its annual request to recover $19.2 million in expenses for 2011.  In March 2011, the MPUC approved recovery of the costs requested but denied reallocation of $0.3 million of RDF related costs to Minnesota customers that the North Dakota and South Dakota jurisdictions do not allow in rates.  NSP-Minnesota has petitioned for reconsideration of the reallocation issue.

Annual Automatic Adjustment Report for 2008/2009 — In September 2009, NSP-Minnesota filed its annual electric and natural gas automatic adjustment reports for July 1, 2008 through June 30, 2009.  During that time period, $803.6 million in fuel and purchased energy costs were recovered from Minnesota electric customers through the fuel clause adjustment.  In addition, approximately $499.4 million of purchased natural gas and transportation costs were recovered from Minnesota natural gas customers through the purchased gas adjustment.  The MPUC approved the 2008/2009 annual automatic adjustment report in March 2011.

Pending and Recently Concluded Regulatory Proceedings — North Dakota Public Service Commission (NDPSC)

NSP-Minnesota North Dakota Electric Rate Case — In December 2010, NSP-Minnesota filed a request with the NDPSC to increase 2011 electric rates in North Dakota by approximately $19.8 million, or an increase of 12 percent.  The rate filing is based on a 2011 forecast test year and includes a requested ROE of 11.25 percent, an electric rate base of approximately $328 million and an equity ratio of 52.56 percent.  NSP-Minnesota requested an additional increase of $4.2 million, or 2.6 percent, effective Jan. 1, 2012, to address certain known and measurable cost increases in 2012.

The NDPSC approved an interim rate increase of approximately $17.4 million, subject to refund, effective Feb. 18, 2011.  The interim rates will remain in effect until the NDPSC makes its final decision on the case, which is anticipated in the fourth quarter of 2011.

The schedule is as follows:

•	Intervenor direct testimony due June 23, 2011;
•	Rebuttal testimony due July 25, 2011;
•	Evidentiary hearings Aug. 9-12, 2011;
•	Initial briefs due Sept. 16, 2011;
•	Reply brief and findings due Sept. 30, 2011; and
•	NDPSC order Nov. 16, 2011.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Rate Increase for Grandfathered Transmission Service Customers — In May 2010, NSP-Minnesota filed a request with the FERC to revise the rate applicable to eight wholesale customers taking transmission service under a “grandfathered” 1998 rate schedule (known as Tm-1).  The change would set the Tm-1 transmission service rate equal to the similar rate under the MISO Tariff, and would increase Tm-1 rates by about $5 million annually, or 120 percent.  In December 2010, NSP-Minnesota and Tm-1 customers reached a settlement in principle, which will result in an increase in revenues for NSP-Minnesota of approximately $3.5 million annually.  On Jan. 11, 2011, NSP-Minnesota filed for authorization to place the settlement rates into effect on an interim basis, and the FERC ALJ granted the motion on Jan. 19, 2011.  NSP-Minnesota anticipates the settlement agreement will be filed with the FERC in the second quarter of 2011.  The settlement agreement must be approved by FERC before it is effective.

6.	Commitments and Contingent Liabilities

Except as noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 11, 12 and 13 to the consolidated financial statements in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

Commitments

Wind Generation — On April 1, 2011, NSP-Minnesota terminated its agreement with enXco Development Corporation for the development of the 150 megawatt (MW) Merricourt Wind Project (Project)in southeastern North Dakota because the closing on the Project did not occur on or before March 31, 2011, and certain conditions required for closing were not satisfied.  These conditions included a failure to resolve concerns about potential adverse consequences the Project could have on two endangered species - the whooping crane and piping plover - and a failure to obtain a Certificate of Site Compatibility.  The Project was projected to cost approximately $400 million and was expected to reach commercial operation in 2011.  As a result, NSP-Minnesota recorded a $101 million deposit, which was subsequently collected in April 2011.

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

Purchased Power Agreements — Under certain purchased power agreements, NSP-Minnesota purchases power from independent power producing entities that own natural gas or biomass fueled power plants and are required to reimburse natural gas or biomass fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases.

NSP-Minnesota is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future required to be provided other than contractual payments for energy and capacity set forth in the purchased power agreements.

NSP-Minnesota has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operating and maintenance (O&M) expenses, historical and estimated future fuel and electricity prices, and financing activities.  NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  NSP-Minnesota had approximately 1,064 MW of capacity under long-term purchased power agreements as of March 31, 2011 and Dec. 31, 2010 with entities that have been determined to be variable interest entities.  These agreements have expiration dates through the year 2028.

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

Site Remediation — The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regarding the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances to the environment. NSP-Minnesota must pay all or a portion of the cost to remediate sites where past activities of NSP-Minnesota or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants operated by NSP-Minnesota, its predecessors or other entities; and third party sites, such as landfills, for which NSP-Minnesota is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2011 and Dec. 31, 2010, the liability for the cost of remediating these sites was estimated to be $0.5 million and $0.4, respectively, of which $0.3 million was considered to be a current liability.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of NSP-Minnesota’s facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or removed.  NSP-Minnesota has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations in Note 12 of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is not expected to be material and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Endangerment Rulemaking — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare.  The EPA has promulgated permit requirements for GHGs for power plants.  These regulations became applicable in 2011.  In December 2010, the EPA announced a settlement with several states and environmental groups to begin preparing regulations of emissions from both new and existing steam electric generating units, such as coal-fired power plants, under the Clean Air Act (CAA).  The EPA plans to propose these regulations in July 2011 and finalize them in the first half of 2012.

Clean Air Interstate Rule (CAIR) — In 2005, the EPA issued the CAIR to further regulate sulfur dioxide (SO2) and nitrogen oxide (NOx) emissions.  The objective of CAIR is to cap emissions of SO2 and NOx in the eastern United States, including Minnesota.  In 2008, the U.S. Court of Appeals for the District of Columbia vacated and remanded CAIR.

In July 2010, the EPA issued the proposed Clean Air Transport Rule (CATR), which would replace CAIR by requiring SO2 and NOx reductions in 31 states and the District of Columbia.  The EPA is proposing to reduce these emissions through federal implementation plans for each affected state.  The EPA’s preferred approach would set emission limits for each state and allow limited interstate emissions trading.  As proposed, CATR will impact Minnesota for annual SO2 and NOx emissions.  NSP-Minnesota is analyzing the proposed rule to determine whether emission reductions are needed from its facilities.  The EPA is expected to issue the final CATR in summer 2011.  Until CATR becomes final, NSP-Minnesota will continue activities to support CAIR compliance.  In 2009, the EPA published a rule staying the effectiveness of CAIR in Minnesota effective in December 2009.  Cost estimates are therefore not included at this time for NSP-Minnesota.

Electric Generating Unit (EGU) Maximum Achievable Control Technology (MACT) Rule — In 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.

In March 2011, the EPA issued the proposed EGU MACT designed to address emissions of mercury and other hazardous air pollutants for coal-fired utility units greater than 25 MW.  NSP-Minnesota is evaluating the proposed rule and plans to offer comments to the EPA.  The EPA intends to issue the final rule by November 2011.  NSP-Minnesota anticipates that the EPA will require affected facilities to demonstrate compliance within three to four years.

Minnesota Mercury Legislation — In 2006, the Minnesota legislature enacted the Mercury Emissions Reduction Act (Act) providing a process for plans, implementation and cost recovery for utility efforts to curb mercury emissions at certain power plants.  For NSP-Minnesota, the Act covers units at the A.S. King and Sherco generating facilities.  NSP-Minnesota installed and is operating continuous mercury emission monitoring systems at these generating facilities.

In November 2008, the MPUC approved the implementation of the Sherco Unit 3 and A.S. King mercury emission reduction plans.  A sorbent injection control system was installed at Sherco Unit 3 in December 2009 and at A.S. King in December 2010.  In 2010, NSP-Minnesota collected the revenue requirements associated with these projects through the mercury cost reduction (MCR) rider.  In the 2010 Minnesota electric general rate case, NSP-Minnesota proposed moving the costs of these projects into base rates as part of the interim rates effective on Jan. 2, 2011.  Concurrent with the implementation of interim rates, the MCR rider was reduced to zero.

In December 2009, NSP-Minnesota filed its mercury control plan at Sherco Units 1 and 2 with the MPUC and the Minnesota Pollution Control Agency (MPCA).  In October 2010, the MPUC approved the plan, which will require installation of mercury controls on Sherco Units 1 and 2 by the end of 2014.  NSP-Minnesota has incurred $1.5 million in study costs to date and spent $0.6 million through Dec. 31, 2010 for testing and studying of technologies.  At March 31, 2011, the estimated annual testing and study cost is $0.9 million.   NSP-Minnesota projects installation costs of $12.0 million for the two units and O&M expense of $10.0 million per year beginning in 2014.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules regarding provisions that require the installation and operation of emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the United States.

NSP-Minnesota submitted its BART alternatives analysis for Sherco Units 1 and 2 in 2006.  The MPCA reviewed the BART analyses for all units in Minnesota and determined that overall, compliance with CAIR is better than BART.  The MPCA completed their determination and proposed SO2 and NOx limits in the draft state implementation plan (SIP) that are equivalent to the reductions made under CAIR.

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

Federal Clean Water Act (CWA Section 316 (b)) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts to aquatic species.  In 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants.  In March 2011, the EPA released a pre-publication version of a proposed rule that was modified to address earlier court decisions.  The proposed rule sets prescriptive standards for minimization of aquatic species impingement but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office. NSP-Minnesota has begun an internal review of the possible changes and impacts, including possible additional capital and operating expenses.  Due to the uncertainty of the final regulatory requirements, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

As part of NSP-Minnesota’s 2009 CWA permit renewal for the Black Dog plant, the MPCA required that the plant submit a plan for compliance with the CWA.  The compliance plan was submitted for MPCA review and approval in April 2010.  The MPCA is currently reviewing the proposal in consultation with the EPA.  Xcel Energy anticipates a decision on the plan by the end of 2011.

Proposed Coal Ash Regulation — NSP-Minnesota’s operations generate hazardous wastes that are subject to the Federal Resource Recovery and Conservation Act and comparable state laws that impose detailed requirements for handling, storage, treatment and disposal of hazardous waste.  In June 2010, the EPA published a proposed rule seeking comment on whether to regulate coal combustion byproducts (often referred to as coal ash) as hazardous or nonhazardous waste.  Coal ash is currently exempt from hazardous waste regulation.  If the EPA ultimately issues a final rule under which coal ash is regulated as hazardous waste, NSP-Minnesota’s costs associated with the management and disposal of coal ash would significantly increase, and the beneficial reuse of coal ash would be negatively impacted.  The EPA has not announced a planned date for a final rule.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

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

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against the following utilities, including Xcel Energy, the parent company of NSP-Minnesota, to force reductions in carbon dioxide (CO2) emissions:  American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds.  In August 2010, this decision was reversed by the Second Circuit and is currently on appeal before the United States Supreme Court.  Oral arguments were presented to the Supreme Court on April 19, 2011 and a decision is expected in the summer of 2011.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of NSP-Minnesota, and 23 other utilities, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  No accrual has been recorded for this matter.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for NSP-Minnesota:

(Millions of Dollars)	Three Months Ended March 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$500	$482
Amount outstanding at period end	8	-
Average amount outstanding	3	35
Maximum amount outstanding	53	389
Weighted average interest rate, computed on a daily basis	0.36%	0.37%
Weighted average interest rate at end of period	0.35	N/A

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Minnesota must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an amount exceeding available capacity under the credit agreement.

During March of 2011, NSP-Minnesota executed a new 4-year credit agreement.  The total size of the credit facility is $500 million and expires in March 2015. NSP-Minnesota has the right to request an extension of the final maturity date for two additional one year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  Other features of NSP-Minnesota’s credit facility include:

•	The credit facility may be increased by up to $100 million.
•
The credit facility has a financial covenant requiring that NSP-Minnesota’s debt-to-total capitalization ratio be less than or equal to 65 percent.  NSP-Minnesota was in compliance as its debt-to-total capitalization ratio was 48 percent and 49 percent at March 31, 2011 and Dec. 31, 2010, respectively.  If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Minnesota will be in default on its borrowings under the facility if it or any of its subsidiaries, comprising 15 percent or more of the consolidated assets, defaults on any indebtedness in an aggregate principal amount exceeding $75 million.

•	The interest rates under the line of credit are based on the Eurodollar rate, plus a borrowing margin based on the applicable credit ratings of 100 to 200 basis points per year.
•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.
•	NSP-Wisconsin’s intercompany borrowing arrangement with NSP-Minnesota was subsequently terminated.

At March 31, 2011, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$500.0	$13.1	$486.9

(a) Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2011 and Dec. 31, 2010.

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At March 31, 2011 and Dec. 31, 2010, there were $5.1 million and $5.3 million of letters of credit outstanding, respectively, under the credit facility.  An additional $1.1 million of letters of credit not issued under the credit facility were outstanding at March 31, 2011 and Dec. 31, 2010.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

Money Pool — Xcel Energy and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries.  The holding company may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in the holding company.

The following table presents money pool borrowings for NSP-Minnesota:

(Millions of Dollars)	Three Months Ended March 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$250	$250
Amount outstanding at period end	-	-
Average amount outstanding	-	18
Maximum amount outstanding	-	142
Weighted average interest rate, computed on a daily basis	N/A	0.37%
Weighted average interest rate at end of period	N/A	N/A

8.	Fair Value of Financial Assets and Liabilities

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

Specific valuation methods include the following:

Cash equivalents — Cash equivalents are recorded at cost plus accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of cash equivalents, including money market funds, are also monitored as additional support for determining fair value.

Investments in equity securities — Equity securities are valued using quoted prices in active markets.  The fair values for commingled funds and international equity funds are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value.  The investments in commingled funds and international equity funds may be redeemed for net asset value.

Investments in debt securities —  Debt securities are primarily priced using recent trades and observable spreads from benchmark interest rates for similar securities, except for asset-backed and mortgage-backed securities, which also require significant, subjective risk-based adjustments to the interest rate used to discount expected future cash flows, which include estimated principal prepayments.  Therefore, fair value measurements for asset-backed and mortgage-backed securities have been assigned a Level 3.

Commodity derivatives —  The methods utilized to measure the fair value of commodity derivatives include the use of forward prices and volatilities to value commodity forwards and options.  Levels are assigned to these fair value measurements based on the significance of the use of subjective forward price and volatility forecasts for commodities and delivery locations with limited observability, or the significance of contractual settlements that extend to periods beyond those readily observable on active exchanges or quoted by brokers.  Electric commodity derivatives include financial transmission rights (FTRs), for which fair value is determined using complex predictive models and inputs including forward commodity prices as well as subjective forecasts of retail and wholesale demand, generation and resulting transmission system congestion.  Given the limited observability of management’s forecasts for several of these inputs, fair value measurements for FTRs have been assigned a Level 3.

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

Non-Derivative Instruments Fair Value Measurements

The Nuclear Regulatory Commission (NRC) requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants.  Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning the Monticello and Prairie Island nuclear generating plants.  The fund contains cash equivalents, debt securities, equity securities, and other funds - all classified as available-for-sale securities under the applicable accounting guidance.  NSP-Minnesota plans to reinvest matured securities until decommissioning begins.

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

Deferred unrealized gains for the nuclear decommissioning fund were $102.2 million and $82.5 million at March 31, 2011 and Dec. 31, 2010, respectively, and unrealized losses and amounts recorded as other than temporary impairments were $58.1 million and $65.2 million at March 31, 2011 and Dec. 31, 2010, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments recurring fair value measurements, the nuclear decommissioning fund investments, at March 31, 2011 and Dec. 31, 2010:

	March 31, 2011
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$51,430	$41,655	$9,775	$-	$51,430
Commingled funds	182,000	-	188,252	-	188,252
International equity funds	54,469	-	60,016	-	60,016
Debt securities:
Government securities	207,042	-	207,855	-	207,855
U.S. corporate bonds	228,464	-	241,221	-	241,221
Foreign securities	14,393	-	14,946	-	14,946
Municipal bonds	43,087	-	42,742	-	42,742
Asset-backed securities	25,404	-	-	26,020	26,020
Mortgage-backed securities	94,312	-	-	98,367	98,367
Equity securities:
Common stock	436,129	450,028	-	-	450,028
Total	$1,336,730	$491,683	$764,807	$124,387	$1,380,877

(a) Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $20.4 million of miscellaneous investments.

	Dec. 31, 2010
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$83,837	$76,281	$7,556	$-	$83,837
Commingled funds	131,000	-	133,080	-	133,080
International equity funds	54,561	-	58,584	-	58,584
Debt securities:
Government securities	146,473	-	146,654	-	146,654
U.S. corporate bonds	279,028	-	288,304	-	288,304
Foreign securities	1,233	-	1,581	-	1,581
Municipal bonds	100,277	-	97,557	-	97,557
Asset-backed securities	32,558	-	-	33,174	33,174
Mortgage-backed securities	68,072	-	-	72,589	72,589
Equity securities:
Common stock	436,334	435,270	-	-	435,270
Total	$1,333,373	$511,551	$733,316	$105,763	$1,350,630

(a) Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $15.4 million of miscellaneous investments.

The following table presents the changes in Level 3 nuclear decommissioning fund assets:

	Mortgage-	Asset-	Mortgage-
	Backed	Backed	Backed	Backed
(Thousands of Dollars)
Balance at Jan. 1	$72,589	$33,174	$81,189	$11,918
Purchases	46,113	756	46,477	33,504
Settlements	(19,873)	(7,910)	(20,846)	(1,352)
(Losses) gains recognized as regulatory assets and liabilities	(462)	-	2,224	55
Balance at March 31	$98,367	$26,020	$109,044	$44,125

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class at March 31, 2011:

	Final Contractual Maturity
	Due in 1 Year	Due in 1 to 5	Due in 5 to 10	Due after 10
(Thousands of Dollars)	or Less	Years	Years	Years	Total
Government securities	$301	138,767	47,263	21,524	$207,855
U.S. corporate bonds	-	55,525	163,149	22,547	241,221
Foreign securities	-	12,214	2,732	-	14,946
Municipal bonds	-	-	25,103	17,639	42,742
Asset-backed securities	-	15,103	10,917	-	26,020
Mortgage-backed securities	-	-	1,172	97,195	98,367
Debt securities	$301	$221,609	$250,336	$158,905	$631,151

Derivative Instruments Fair Value Measurements

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

At March 31, 2011, accumulated other comprehensive income (OCI) related to interest rate derivatives included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

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

At March 31, 2011, NSP-Minnesota had vehicle fuel contracts designated as cash flow hedges extending through December 2014.  NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2011 and March 31, 2010.

At March 31, 2011, accumulated OCI related to commodity derivative cash flow hedges included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options, and FTRs at March 31, 2011 and Dec. 31, 2010:

(Amounts in Thousands) (a)(b)	March 31, 2011	Dec. 31, 2010
Megawatt hours (MWh) of electricity	29,163	44,376
MMBtu of natural gas	7,417	14,100
Gallons of vehicle fuel	413	440

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated OCI, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$4,977	$3,941
After-tax net unrealized gains related to derivatives accounted for as hedges	113	11
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(15)	302
Accumulated other comprehensive income related to cash flow hedges at March 31	$5,075	$4,254

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2011 and March 31, 2010.  Therefore, no gains or losses from fair value hedges or related hedged transactions for these periods were recognized.

The following tables detail the impact of derivative activity during the three months ended March 31, 2011 and 2010, on OCI, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2011
	Fair Value Changes Recognized During the Period in:		Pre-Tax Amounts Reclassified into Income During the Period from:					Pre-Tax Gains Recognized
(Thousands of Dollars)	Other Comprehensive Income	Regulatory Assets and Liabilities	Other Comprehensive Loss		Regulatory Assets and Liabilities			During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(27	) (a)		$-		$-
Vehicle fuel and other commodity	213	-	(22	) (e)		-		-
Total	$213	$-	$(49)			$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$			$5,355	(b)
Electric commodity	-	8,846	-			(8,888	)(c)	-
Natural gas commodity	-	(2,018)	-			10,928	(d)	-
Total	$-	$6,828	$-			$2,040		$5,355

	Three Months Ended March 31, 2010
	Fair Value Changes Recognized During the Period in:		Pre-Tax Amounts Reclassified into Income During the Period from:					Pre-Tax Gains Recognized
(Thousands of Dollars)	Other Comprehensive Income	Regulatory Assets and Liabilities	Other Comprehensive Income (Loss)		Regulatory Assets and Liabilities			During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(27	)(a)		$-		$-
Vehicle fuel and other commodity	18	-	536	(e)		-		-
Total	$18	$-	$509			$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$			$5,630	(b)
Electric commodity	-	(17,179)	-			(2,727	)(c)	-
Natural gas commodity	-	(7,045)	-			586	(d)	-
Total	$-	$(24,224)	$-			$(2,141)		$5,630

(a)	Recorded to interest charges.
(b)	Recorded to electric operating revenues. Portions of these gains and losses are shared with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
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

(e)	Recorded to O&M expenses.

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Minnesota enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings.  If the credit ratings at NSP-Minnesota at March 31, 2011 and Dec. 31, 2010 were downgraded below investment grade, no contracts underlying NSP-Minnesota’s derivative liabilities would have required the posting of collateral or contract settlement.

Certain of NSP-Minnesota’s derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of March 31, 2011 and Dec. 31, 2010, NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts.

Recurring Fair Value Measurements — The following table presents, for each of the hierarchy Levels, NSP-Minnesota’s derivative assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011:

	March 31, 2011
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$132	$-	$132	$-	$132
Other derivative instruments:
Trading commodity	266	21,126	5	21,397	(6,552)	14,845
Electric commodity	-	-	2,653	2,653	(302)	2,351
Natural gas commodity	-	155	-	155	(114)	41
Total current derivative assets	$266	$21,413	$2,658	$24,337	$(6,968)	17,369
Purchased power agreements (a)						23,886
Current derivative instruments						$41,255

Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$223	$-	$223	$-	$223
Other derivative instruments:
Trading commodity	-	29,816	-	29,816	(3,364)	26,452
Total noncurrent derivative assets	$-	$30,039	$-	$30,039	$(3,364)	26,675
Purchased power agreements (a)						71,948
Noncurrent derivative instruments						$98,623

Current derivative liabilities
Other derivative instruments:
Trading commodity	$459	$13,882	$23	$14,364	$(9,606)	$4,758
Electric commodity	-	-	303	303	(303)	-
Natural gas commodity	-	183	-	183	(114)	69
Total current derivative liabilities	$459	$14,065	$326	$14,850	$(10,023)	4,827
Purchased power agreements (a)						13,851
Current derivative instruments						$18,678

Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$13,930	$-	$13,930	$(3,364)	$10,566
Total noncurrent derivative liabilities	$-	$13,930	$-	$13,930	$(3,364)	10,566
Purchased power agreements (a)						183,408
Noncurrent derivative instruments						$193,974

(a)
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

(b)
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

NSP-Minnesota recognizes transfers between Levels as of the beginning of each period.  There were no transfers of amounts between Levels for the three months ended March 31, 2011.  The following table presents the transfers that occurred from Level 3 to Level 2 for the three months ended March 31, 2010:

(Thousands of Dollars)
Trading commodity derivatives not designated as cash flow hedges:
Current assets	$4,815
Noncurrent assets	9,137
Current liabilities	(2,075)
Noncurrent liabilities	(3,909)
Total	$7,968

There were no transfers to or from Level 1 for the three months ended March 31, 2010, and the transfer of amounts from Level 3 to Level 2 is due to the passing of time and resulting increased availability of observable inputs to value certain long-term derivative contracts.

The following tables present, for each of the hierarchy levels, NSP-Minnesota’s derivative assets and liabilities that are measured at fair value on a recurring basis at Dec. 31, 2010:

	Dec. 31, 2010
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$70	$-	$70	$-	$70
Other derivative instruments:
Trading commodity	487	31,253	-	31,740	(18,719)	13,021
Electric commodity	-	-	3,619	3,619	(1,226)	2,393
Natural gas commodity	-	187	-	187	(187)	-
Total current derivative assets	$487	$31,510	$3,619	$35,616	$(20,132)	15,484
Purchased power agreements (a)						24,408
Current derivative instruments						$39,892

Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$83	$-	$83	$-	$83
Other derivative instruments:
Trading commodity	-	25,850	-	25,850	(2,477)	23,373
Natural gas commodity	-	125	-	125	(48)	77
Total noncurrent derivative assets	$-	$26,058	$-	$26,058	$(2,525)	23,533
Purchased power agreements (a)						77,725
Noncurrent derivative instruments						$101,258

	Dec. 31, 2010
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative liabilities
Other derivative instruments:
Trading commodity	$392	$25,416	$-	$25,808	$(21,337)	$4,471
Electric commodity	-	-	1,227	1,227	(1,227)	-
Natural gas commodity	20	9,156	-	9,176	(187)	8,989
Total current derivative liabilities	$412	$34,572	$1,227	$36,211	$(22,751)	13,460
Purchased power agreements (a)						13,851
Current derivative instruments						$27,311
Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$13,351	$-	$13,351	$(2,478)	$10,873
Natural gas commodity	-	75	-	75	(48)	27
Total noncurrent derivative liabilities	$-	$13,426	$-	$13,426	$(2,526)	10,900
Purchased power agreements (a)						186,871
Noncurrent derivative instruments						$197,771

(a)
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

(b)
The accounting guidance for derivatives and hedgingpermits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between NSP-Minnesota and a counterparty.  A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Balance at Jan. 1	$2,392	$27,237
Purchases	-	(1,354)
Settlements	(86)	71
Transfers out of Level 3	-	(7,968)
Gains recognized in earnings (a)	68	5,259
Gains (losses) recorded as regulatory assets and liabilities	8,846	(2,727)
Gains reclassified from regulatory assets and liabilities to earnings	(8,888)	(16,904)
Balance at March	$2,332	$3,614

(a)	These amounts relate to commodity derivatives held at the end of the period.

Realized and unrealized gains and losses on commodity trading activities are included in electric revenues.  Realized and unrealized gains and losses on non-trading derivative instruments are recorded in OCI or deferred as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.

Fair Value of Long-Term Recorded at Carrying Amount

The carrying amounts and fair values of NSP-Minnesota’s long-term debt are as follows:

	March 31, 2011		Dec. 31, 2010
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,338,141	$3,626,540	$3,337,912	$3,673,214

The fair value of NSP-Minnesota’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality.  The fair value estimates presented are based on information available to management as of March 31, 2011 and Dec. 31, 2010.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

As of March 31, 2011, and Dec. 31, 2010, the carrying amounts of cash and cash equivalents, notes and accounts receivable, notes and accounts payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments.

9.	Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Interest income	$3,079	$805
Other nonoperating income	194	20
Insurance policy expenses	(389)	(1,201)
Other nonoperating expense	-	(2)
Other income (expense), net	$2,884	$(378)

10.	Segment Information

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

Operating results from the regulated electric utility and regulated natural gas utility serve as the primary basis for the chief operating decision maker to evaluate the dual performance of NSP-Minnesota.  The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2011
Operating revenues from external customers	$904,137	$283,726	$5,029	$-	$1,192,892
Intersegment revenues	125	191	-	(316)	-
Total revenues	$904,262	$283,917	$5,029	$(316)	$1,192,892
Net income	$68,304	$21,075	$2,796	$-	$92,175

Three Months Ended March 31, 2010
Operating revenues from external customers	$850,232	$272,393	$4,482	$-	$1,127,107
Intersegment revenues	38	1,361	-	(1,399)	-
Total revenues	$850,270	$273,754	$4,482	$(1,399)	$1,127,107
Net income	$40,443	$20,098	$3,598	$-	$64,139

11.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Net income	$92,175	$64,139
Other comprehensive income:
Unrealized gains — marketable securities	50	11
Changes in unrecognized amounts of pension and retiree medical benefits	34	23
After-tax net unrealized gains related to derivatives accounted for as hedges	113	11
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(15)	302
Other comprehensive income	182	347
Comprehensive income	$92,357	$64,486

12.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Minnesota.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2011	2010	2011	2010
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy
Service cost	$18,112	$17,618	$1,315	$1,038
Interest cost	39,915	40,652	10,551	10,529
Expected return on plan assets	(55,286)	(58,124)	(7,968)	(7,134)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,164	(1,233)	(1,233)
Amortization of net loss	18,729	11,024	3,343	2,709
Net periodic benefit cost	27,103	16,334	9,619	9,520
Costs not recognized and additional cost recognized dueto the effects of regulation	(7,885)	(7,326)	973	973
Net benefit cost recognized for financial reporting	$19,218	$9,008	$10,592	$10,493

NSP-Minnesota
Net periodic benefit cost	$10,283	$7,326	$2,527	$2,489
Costs not recognized due to the effects of regulation	(7,310)	(7,326)	-	-
Net benefit cost recognized for financial reporting	$2,973	$-	$2,527	$2,489

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $41.4 million related to NSP-Minnesota.  Based on updated valuation results received in March 2011 for the NCE Non-Bargaining Pension Plan, Xcel Energy plans to make a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in mid-2011.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of financial condition and liquidity for NSP-Minnesota is omitted per conditions set forth in general instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations set forth in general instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).

Financial Review

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Minnesota’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future.  It should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes to the consolidated financial statements.  Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting our nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by  regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Results of Operations

NSP-Minnesota’s net income was approximately $92.2 million for the first three months of 2011, compared with approximately $64.1 million for the first three months of 2010. The increase is primarily due to interim rate increases in Minnesota and North Dakota effective in the current period as well as moderate sales growth and weather, partially offset by higher O&M expenses, property tax and depreciation expense.

Electric Revenues and Margins

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2011	2010
Electric revenues	$904	$850
Electric fuel and purchased power	(374)	(373)
Electric margin	$530	$477

The following summarizes the components of the changes in electric revenues and margin for the three months ended March. 31:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Retail rate increase (Minnesota interim, North Dakota interim)	$30
Interchange agreement billing with NSP-Wisconsin	8
Non-fuel riders	7
Conservation revenue and incentive (partially offset by expenses)	5
Transmission revenue	5
Estimated impact of weather	3
Retail sales increase (excluding weather impact)	3
Trading	(3)
Firm wholesale	(3)
Other, net	(1)
Total increase in electric revenues	$54

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Retail rate increase (Minnesota interim, North Dakota interim)	$30
Non-fuel riders	7
Conservation revenue and incentive (partially offset by expenses)	5
Interchange agreement billing with NSP-Wisconsin	4
Retail fuel recovery timing	4
Estimated impact of weather	3
Retail sales increase (excluding impact of weather)	3
Other, net	(3)
Total increase in electric margin	$53

Natural Gas Revenues and Margins

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2011	2010
Natural gas revenues	$284	$272
Cost of natural gas sold and transported	(201)	(204)
Natural gas margin	$83	$68

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March. 31:

Natural Gas Revenues

(Millions of Dollars)	2011 vs. 2010
Conservation revenue and incentive (partially offset by expenses)	$11
Estimated impact of weather	4
Purchased natural gas adjustment clause recovery	(2)
Retail sales decrease (excluding impact of weather)	(1)
Total increase in natural gas revenues	$12

Natural Gas Margin

(Millions of Dollars)	2011 vs. 2010
Conservation revenue and incentive (partially offset by expenses)	$11
Estimated impact of weather	4
Retail sales decrease (excluding impact of weather)	(1)
Other, net	1
Total increase in natural gas margin	$15

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses for the first three months of 2011 increased $6.2 million, or 2.5 percent, compared with the first three months of 2010.  The following summarizes the components of the changes for the three months ended March 31:

(Millions of Dollars)	2011 vs. 2010
Higher nuclear plant operation costs, net of outage amortization	$3
Higher interchange costs	2
Higher consulting costs	1
Higher employee benefit costs	1
Lower plant generation costs	(4)
Other, net	3
Total increase in O&M expenses	$6

•	Higher nuclear plant operation costs are mainly due to increased security, labor and contract services costs.
•	Higher interchange costs are related to increased plant investment.
•	Lower plant generation costs are primarily attributable to lower labor costs, driven primarily by differences in overhaul schedules.

Conservation Program Expenses — Conservation program expenses increased $19.0 million for the first three months of 2011, compared with the first three months of 2010.  The higher expense was primarily attributable to the expansion of programs and regulatory commitments.  NSP-Minnesota has established conservation incentive programs designed to encourage its retail customers to conserve energy or change energy usage patterns in order to reduce peak demand on the gas and/or electric system.  This, in turn, reduces the need for additional plant capacity, reduces emissions, serves to achieve other environmental goals as well as reduces energy costs to participating customers.  NSP-Minnesota recovers conservation program expenses concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $4.2 million, or 4.4 percent, for the first three months of 2011, compared with the first three months of 2010.  The increase is primarily due to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by approximately $5.4 million, or 13.5 percent, for the first three months of 2011, compared with the first three months of 2010.  The increase was due to increased property taxes.

Interest Charges — Interest charges increased by approximately $1.4 million, or 2.9 percent, for the first three months of 2011, compared with the first three months of 2010.  The increase is due to new debt issuances, partially offset by lower interest rates.

Income Taxes — Income tax expense increased by $6.7 million for the first three months of 2011, compared with the first three months of 2010.  The increase in income tax expense was primarily due to an increase in pretax income, partially offset by an increase in wind production tax credits in 2011 and a write-off of tax benefits previously recorded for Medicare Part D subsidies in 2010.  The effective tax rate was 34.6 percent for the first three months of 2011, compared with 39.6 percent for the same period in 2010.  The lower effective tax rate for the first three months of 2011, as compared to 2010, was primarily due to higher forecasted wind production tax credits in 2011 and the write-off of tax benefit related to Medicare Part D subsidies in 2010.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

Wind Generation — NSP-Minnesota invested approximately $500 million in wind generation through 2010.  The 201 MW Nobles Wind Project in southwestern Minnesota began commercial operations in 2010. The portion of the costs for the Nobles Wind Project assigned to Minnesota electric retail customers is currently being collected through the renewable energy standard rider.  NSP-Minnesota had included the costs for the Nobles Wind Project in its current pending rate case in Minnesota and if approved, the costs will be recovered in base rates when final rates are implemented.

On April 1, 2011, NSP-Minnesota terminated its agreement with enXco Development Corporation for the development of the 150 MW Merricourt Wind Project (Project) in southeastern North Dakota because the closing on the Project did not occur on or before March 31, 2011, and certain conditions required for closing were not satisfied.  These conditions included a failure to resolve concerns about potential adverse consequences the Project could have on two endangered species - the whooping crane and piping plover - and a failure to obtain a Certificate of Site Compatibility.  The Project was projected to cost approximately $400 million and was expected to reach commercial operation in 2011.  As a result, NSP-Minnesota recorded a $101 million deposit, which was subsequently collected in April 2011.

NSP-Minnesota Transmission Certificate of Need (CONs) — In May 2009, the MPUC granted a CON to construct three 345 kilovolt (KV) electric transmission lines as part of the CapX2020 project.  The project to build the three lines includes construction of approximately 700 miles of new facilities at a cost of approximately $1.9 billion.  The portion of the project cost to be constructed by NSP-Minnesota and NSP-Wisconsin is estimated to be approximately $1.0 billion.  The remainder of the costs will be born by other utilities in the upper Midwest.  These cost estimates will be revised after the regulatory process is completed.

NSP-Minnesota and Great River Energy filed four route permit applications with the MPUC in addition to a facility permit application with the South Dakota Public Utility Commission (SDPUC), a certificate of corridor compatibility application with the NDPSC and a Certificate of Public Convenience and Necessity (CPCN) application with the PSCW.  Two filed route permit applications have completed the evidentiary hearing processes, and the MPUC issued route permits for the Monticello, Minn. to St. Cloud, Minn. project and five of the six segments of the Brookings, S.D. to Hampton, Minn. project.  One segment of the Brookings, S.D. to Hampton, Minn. line was referred back to the ALJ to develop more information concerning the appropriate location to cross the Minnesota River.  The MPUC issued a route permit for the last segment of the line in March 2011.  A request from landowners for reconsideration is pending MPUC action.  The other two CapX2020 route applications are expected to be sent to an evidentiary hearing in 2011.

Bemidji to Grand Rapids
In July 2009, the MPUC approved the CON application for a 230 KV CapX2020 transmission line between Bemidji, Minn. and Grand Rapids, Minn.  Route permit hearings were concluded in May 2010, and a route permit was approved by the MPUC in November 2010.  In February 2011, the Leech Lake Band of Ojibwa filed a letter with the MPUC requesting suspension or revocation of the route permit.  MPUC action in response to the request is expected in the second quarter of 2011.  This line is expected to entail construction of approximately 68 miles of new facilities at a cost of $100 million.  Construction related activities began in January 2011 and are expected to be completed in 2012.  The estimated project cost to NSP-Minnesota is approximately $26 million.

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

Black Dog Repowering CON — In March 2011, NSP-Minnesota filed a request with Minnesota regulators to approve a CON for a project to retire its last two coal-burning units (Units 3 and 4) at the Black Dog plant in Burnsville, Minn., and replace them with combined-cycle natural gas burning units.  Units 1 and 2 were converted to natural gas combined-cycle operation in 2002.

The proposed Black Dog repowering project would replace the remaining 253 MW of coal-fired generating capacity at the site with about 700 MW of natural gas-fired generation.  The Black Dog proposal requires review and approval by various state agencies, including the MPCA and MPUC.

If the Black Dog project is approved, site preparation could begin in 2012 and foundation construction could begin in 2013.  The new natural gas powered facility is expected to cost approximately $600 million and is proposed to come on line in 2016.  Recent changes in wholesale and retail load may affect the proposed in-service date.

Nuclear Power Operations and Waste Disposal

NSP-Minnesota owns two nuclear generating plants: the Monticello plant, which has one unit, and the Prairie Island plant, which has two units.  See Note 13 to the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010 for further discussion regarding the nuclear generating plants.  Nuclear power plant operation produces gaseous, liquid and solid radioactive wastes.  The discharge and handling of such wastes are controlled by federal regulation.  High-level radioactive wastes primarily include used nuclear fuel.  Low-level radioactive waste consists primarily of demineralizer resins, paper, protective clothing, rags, tools and equipment that have become contaminated through use in the plant.

NRC Regulation — The NRC regulates the nuclear operations of NSP-Minnesota.  Decisions by the NRC can significantly impact Xcel Energy's results of operations.  The recent event at the nuclear plant in Fukushima, Japan could impact the NRC’s deliberations on NSP-Minnesota’s power uprates and life extensions discussed below.  The event in Japan could also result in additional regulation by the NRC.  This additional regulation could require additional capital expenditures or operating expenses.

Nuclear Plant Power Uprates and Life Extension

Monticello Nuclear Extended Power Uprate — In 2008, NSP-Minnesota filed for an extended power uprate of approximately 71 MW for NSP-Minnesota’s Monticello plant.  The MPUC approved the extended power uprate in 2008.  The filing was placed on hold by the NRC staff to address concerns raised by the Advisory Committee for Reactor Safety (ACRS) related to containment pressure associated with pump performance.  The industry submitted a white paper and the NRC staff recommended that the matter be addressed through specific filings to demonstrate any potential risk and mitigation measures.  In a letter to the NRC staff, the ACRS indicated that modifications to the plant should be evaluated and made where practical.  The MPUC provided guidance that allows the MPUC staff to reinitiate its review of NSP-Minnesota’s filing.  NSP-Minnesota is working with the NRC to determine whether an additional supplement to its filing will be necessary to address the issues and expects to complete the license proceeding in late 2011.

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

Prairie Island Nuclear Extended Power Uprate — In 2008, NSP-Minnesota filed for an extended power uprate of approximately 164 MW for NSP-Minnesota’s Prairie Island Units 1 and 2.  The MPUC approved the extended power uprate in 2009.  NSP-Minnesota cannot file for NRC approval of the extended power uprate until after the NRC renews the plants’ current operating licenses.  A decision is currently expected in 2011.  The extended power uprates are scheduled to be implemented during the 2014 and 2015 refueling outages.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy’s utility subsidiaries, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards.  State and local agencies have jurisdiction over many of Xcel Energy’s utility activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

Compliance Audits and Self Reports
In November 2010, the NSP System (the electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System) filed a self-report with the Midwest Reliability Organization (MRO) regarding potential violations of certain NERC critical infrastructure protection standards (CIPS).  Additional self-reports of potential violations of CIPS standards were filed in January 2011.  Based on the issues identified with CIPS compliance, NSP-Minnesota submitted a mitigation plan that provides for a comprehensive review of its CIPS compliance programs.  Whether and to what extent penalties may be assessed against the NSP System for the issues identified and self-reported to date is unclear.

In February and March 2011, the NSP System was subject to a comprehensive triennial audit by the MRO regarding compliance with various NERC mandatory reliability standards, including CIPS.  The MRO found potential violations of seven standards; five are related to CIPS.  The written MRO reports are now being completed, and Xcel Energy anticipates challenging certain of the alleged violations.  None of the alleged violations is expected to result in a material penalty.

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

In February 2010, the NERC notified NSP-Minnesota that it was commencing a non-public investigation of NSP-Minnesota maintenance practices associated with insulating oil levels in bulk electric system substations, as the result of an anonymous complaint received by the NERC.  NSP-Minnesota is cooperating with the investigation.  In February 2011, NERC transferred responsibility for completing the compliance investigation to the MRO.  The MRO reviewed the status of insulating oil levels during the triennial compliance audit in first quarter 2011.  The final outcome of the compliance investigation, and whether and to what extent the MRO may seek to impose penalties for alleged violations, is unknown at this time.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2011, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

No change in NSP-Minnesota’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against NSP-Minnesota.  After consultation with legal counsel, NSP-Minnesota has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Legal Contingencies

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the U.S. Department of Energy (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the DOE and NSP-Minnesota.  At trial, NSP-Minnesota claimed damages in excess of $100 million through Dec. 31, 2004.  In September 2007, the court awarded NSP-Minnesota $116.5 million in damages.  In February 2008, the DOE filed an appeal to the U.S. Court of Appeals for the Federal Circuit, and NSP-Minnesota cross-appealed on the cost of capital issue.  The Court heard oral arguments on April 4, 2011. It is uncertain when the Court will issue a decision.  Results of the judgment will not be recorded in earnings until the appeal, regulatory treatment and amounts to be shared with ratepayers have been resolved.  Given the uncertainties, it is unclear as to how much, if any, of this judgment will ultimately have an effect on NSP-Minnesota’s consolidated results of operations, cash flows or financial position.

In August 2007, NSP-Minnesota filed a second complaint against the DOE in the U.S. Court of Federal Claims (NSP II), again claiming breach of contract damages for the DOE’s continuing failure to abide by the terms of the contract.  This lawsuit will claim damages for the period Jan. 1, 2005 through Dec. 31, 2008, which includes costs associated with the storage of spent nuclear fuel at Prairie Island and Monticello, as well as the costs of complying with state regulation relating to the storage of spent nuclear fuel.  NSP-Minnesota believes that it has suffered damages in excess of $250 million.  The DOE claims NSP-Minnesota is entitled to at most approximately $55 million.  Trial is scheduled to take place in July 2011.

Additional Information

See Notes 5 and 6 of the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference.  Reference also is made to Item 3 and Notes 11and 12 of NSP-Minnesota’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

Item 1A — RISK FACTORS

Except to the extent updated or described below, NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2010, which is incorporated herein by reference.

Operational Risks

We are subject to the risks of nuclear generation.

Our two nuclear stations, Prairie Island and Monticello, subject us to the risks of nuclear generation, which include:

•
The risks associated with use of radioactive material in the production of energy, the management, handling, storage and disposal of these radioactive materials and the current lack of a long-term disposal solution for radioactive materials;

•	Limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and
•	Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of licensed lives.

The NRC has authority to impose licensing and safety-related requirements for the operation of nuclear generation facilities.  In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Revised NRC safety requirements could necessitate substantial capital expenditures or a substantial increase in operating expenses at our nuclear plants.  In addition, the Institute for Nuclear Power Operations reviews our nuclear operations and nuclear generation facilities.  Compliance with the Institute for Nuclear Power Operations’ recommendations could result in substantial capital expenditures or a substantial increase in operating expenses.

If an incident did occur, it could have a material adverse effect on our results of operations or financial condition.  Furthermore, the non-compliance of other nuclear facilities operators with applicable regulations or the occurrence of a serious nuclear incident at other facilities could result in increased regulation of the industry as a whole, which could then increase our compliance costs and impact the results of operations of its facilities.  The recent events at the nuclear facilities in Fukushima, Japan could result in increased regulation of the nuclear generation industry as a whole, and additional requirements with respect to emergency planning and demonstrated ability to operate nuclear facilities in the event of natural disasters or other events.  This increased regulation could increase our compliance costs and impact the results of operations of our nuclear facilities.  Furthermore, these events could cause increased regulatory review and scrutiny by the NRC which could lead to delays in the process for obtaining required regulatory reviews and approvals.

Item 6 — EXHIBITS

*Indicates incorporation by reference

3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)(Exhibit 3.01 to Form 10-12G (file no. 000-31709) dated Oct. 5, 2000).
3.02*	By-Laws (Exhibit 3.02 to Form 8-K (file no. 001-31387) dated June 3, 2008).
10.01*
Credit Agreement, dated as of March 17, 2011 among NSP-Minnesota, a Minnesota corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Capital, the investment banking division of Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Exhibit 99.02 to Form 8-K of Xcel Energy, file number 001-03034, dated March 23, 2011).

10.02*
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed April 5, 2011).

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

April 29, 2011
By:	/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer