Form 10-Q
period 2011-06-30
NORTHERN STATES POWER CO
filed 2011-08-01
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 1, 2011
Common Stock, $0.01 par value	1,000,000 shares

Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Certifications Pursuant to Section 302	1
Certifications Pursuant to Section 906	1
Statement Pursuant to Private Litigation	1

This Form 10-Q is filed by Northern States Power Company, a Minnesota corporation (NSP-Minnesota). NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. Xcel Energy Inc. wholly owns the following subsidiaries: NSP-Minnesota; Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin); Public Service Company of Colorado, a Colorado corporation (PSCo); and Southwestern Public Service Company, a New Mexico corporation (SPS). Additional information on Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) is available on various filings with the Securities and Exchange Commission (SEC).

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues
Electric	$908,070	$842,620	$1,812,207	$1,692,852
Natural gas	96,922	68,227	380,648	340,620
Other	5,534	5,443	10,563	9,925
Total operating revenues	1,010,526	916,290	2,203,418	2,043,397

Operating expenses
Electric fuel and purchased power	378,597	351,653	752,674	724,733
Cost of natural gas sold and transported	56,970	36,220	258,212	240,546
Cost of sales — other	2,865	2,869	5,791	5,570
Other operating and maintenance expenses	261,626	263,576	516,840	512,588
Conservation program expenses	29,926	15,965	68,412	35,451
Depreciation and amortization	104,355	99,258	204,828	195,540
Taxes (other than income taxes)	40,334	39,387	85,987	79,607
Total operating expenses	874,673	808,928	1,892,744	1,794,035

Operating income	135,853	107,362	310,674	249,362

Other (expense) income, net	(1,205)	21	1,679	(357)
Allowance for funds used during construction — equity	10,146	8,056	19,739	17,501

Interest charges and financing costs
Interest charges — includes other financing costs of $1,616, $1,413, $3,042 and $2,811, respectively	52,313	49,352	103,928	99,533
Allowance for funds used during construction — debt	(5,961)	(4,135)	(11,284)	(9,477)
Total interest charges and financing costs	46,352	45,217	92,644	90,056

Income before income taxes	98,442	70,222	239,448	176,450
Income taxes	33,219	26,182	82,050	68,271
Net income	$65,223	$44,040	$157,398	$108,179

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$157,398	$108,179
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	207,493	193,484
Nuclear fuel amortization	43,732	49,551
Deferred income taxes	85,421	68,773
Amortization of investment tax credits	(1,347)	(1,558)
Allowance for equity funds used during construction	(19,739)	(17,501)
Net realized and unrealized hedging and derivative transactions	(4,401)	(6,099)
Changes in operating assets and liabilities:
Accounts receivable	24,654	21,978
Accrued unbilled revenues	57,260	46,542
Inventories	47,168	36,142
Other current assets	(538)	(35,812)
Accounts payable	46,431	(116,181)
Net regulatory assets and liabilities	(8,480)	(11,638)
Other current liabilities	(10,792)	(16,065)
Pension and other employee benefits	(43,484)	2,458
Change in other noncurrent assets	(2,586)	(194)
Change in other noncurrent liabilities	(26,893)	(12,296)
Net cash provided by operating activities	551,297	309,763

Investing activities
Utility capital/construction expenditures	(622,360)	(575,303)
Merricourt refund	101,261	-
Merricourt deposit	(90,833)	-
Allowance for equity funds used during construction	19,739	17,501
Purchase of investments in external decommissioning fund	(1,226,490)	(3,001,198)
Proceeds from the sale of investments in external decommissioning fund	1,226,504	3,006,616
Investments in utility money pool arrangement	(432,000)	(41,500)
Repayments from utility money pool arrangement	432,000	48,500
Advances to affiliate	(111,300)	(190,500)
Advances from affiliate	148,300	206,000
Other investments	(3,691)	2,007
Net cash used in investing activities	(558,870)	(527,877)

Financing activities
Proceeds from short-term borrowings, net	5,000	45,000
Borrowings under utility money pool arrangement	300	479,500
Repayments under utility money pool arrangement	(300)	(419,500)
Repayment of long-term debt, including reacquisition premiums	(30)	(91)
Capital contributions from parent	125,000	211,431
Dividends paid to parent	(116,007)	(116,091)
Net cash provided by financing activities	13,963	200,249

Net increase (decrease) in cash and cash equivalents	6,390	(17,865)
Cash and cash equivalents at beginning of period	38,408	46,303
Cash and cash equivalents at end of period	$44,798	$28,438

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(89,977)	$(91,308)
Cash paid for income taxes, net	(4,211)	(25,974)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$23,513	$24,387

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

Assets	June 30, 2011	Dec. 31, 2010
Current assets
Cash and cash equivalents	$44,798	$38,408
Notes receivable from affiliates	-	37,000
Accounts receivable, net	294,227	313,485
Accounts receivable from affiliates	21,470	26,866
Accrued unbilled revenues	192,133	249,393
Inventories	233,005	280,173
Regulatory assets	148,171	164,943
Derivative instruments	40,677	39,892
Prepayments and other	41,213	39,229
Total current assets	1,015,694	1,189,389

Property, plant and equipment, net	8,464,159	7,822,220

Other assets
Nuclear decommissioning fund and other investments	1,407,360	1,366,069
Regulatory assets	697,833	671,391
Derivative instruments	93,170	101,258
Other	32,920	31,333
Total other assets	2,231,283	2,170,051
Total assets	$11,711,136	$11,181,660

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5	$19
Short-term debt	5,000	-
Accounts payable	402,867	384,455
Accounts payable to affiliates	53,448	61,753
Taxes accrued	121,127	140,020
Accrued interest	68,494	66,641
Dividends payable to parent	58,259	58,372
Derivative instruments	20,686	27,311
Regulatory liabilities	52,405	42,122
Other	105,465	103,525
Total current liabilities	887,756	884,218

Deferred credits and other liabilities
Deferred income taxes	1,572,299	1,449,082
Deferred investment tax credits	33,090	34,437
Asset retirement obligations	1,180,095	875,361
Regulatory liabilities	468,990	462,574
Pension and employee benefit obligations	310,506	351,130
Derivative instruments	189,587	197,771
Other	67,590	93,025
Total deferred credits and other liabilities	3,822,157	3,463,380

Commitments and contingent liabilities
Capitalization
Long-term debt	3,338,388	3,337,893
Common stock – authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Additional paid in capital	2,366,387	2,241,387
Retained earnings	1,293,442	1,251,938
Accumulated other comprehensive income	2,996	2,834
Total common stockholder's equity	3,662,835	3,496,169
Total liabilities and equity	$11,711,136	$11,181,660

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2011 and Dec. 31, 2010; the results of its operations for the three and six months ended June 30, 2011 and 2010; and its cash flows for the six months ended June 30, 2011 and 2010.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2011 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011.  Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (FASB) issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Accounting Standards Update (ASU) No. 2011-04), which provides additional guidance for fair value measurements.  These updates to the FASB Accounting Standards Codification (ASC or Codification) include clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity and disclosures regarding the sensitivity of Level 3 measurements to changes in valuation model inputs.  These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Minnesota does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income.  These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income.  These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Minnesota does not expect the implementation of this guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2011	Dec. 31, 2010
Accounts receivable, net
Accounts receivable	$313,423	$334,481
Less allowance for bad debts	(19,196)	(20,996)
	$294,227	$313,485
Inventories
Materials and supplies	$126,058	$122,706
Fuel	78,445	95,804
Natural gas	28,502	61,663
	$233,005	$280,173
Property, plant and equipment, net
Electric plant	$11,200,392	$10,563,424
Natural gas plant	987,908	979,256
Common and other property	523,965	510,577
Construction work in progress	715,751	695,292
Total property, plant and equipment	13,428,016	12,748,549
Less accumulated depreciation	(5,347,096)	(5,222,980)
Nuclear fuel	1,968,017	1,837,697
Less accumulated amortization	(1,584,778)	(1,541,046)
	$8,464,159	$7,822,220

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expired in August 2010.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expires in September 2011.  The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.  As of June 30, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of June 30, 2011, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2007.  As of June 30, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2011	Dec. 31, 2010
Unrecognized tax benefit - Permanent tax positions	$4.6	$4.0
Unrecognized tax benefit - Temporary tax positions	18.4	18.5
Unrecognized tax benefit balance	$23.0	$22.5

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2011	Dec. 31, 2010
NOL and tax credit carryforwards	$(12.4)	$(11.0)

The increase in the unrecognized tax benefit balance of $0.3 million from March 31, 2011 to June 30, 2011and $0.5 million from Dec. 31, 2010 to June 30, 2011 was due to the addition of similar uncertain tax positions related to current and prior years’ activity.  NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to approximately $15 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at June 30, 2011 and Dec. 31, 2010 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2011 or Dec. 31, 2010.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings —Minnesota Public Utilities Commission (MPUC)

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

The MPUC approved an interim rate increase of $123 million, subject to refund, effective Jan. 2, 2011.  The interim rates will remain in effect until the MPUC makes its final decision on the case.

In May 2011, NSP-Minnesota revised its rate increase request to approximately $126.4 million or 4.7 percent for 2011, largely due to a revised requested ROE of 10.85 percent. NSP-Minnesota also reduced its requested increase for 2012 to $44.7 million.  The Department of Energy Resource (DOER) (formerly the Office of Energy Security or OES) recommended a $58 million rate increase, based on a 10.37 percent ROE and a $31 million adjustment for income taxes related to bonus depreciation. The Office of Attorney General (OAG) and the Xcel Large Industrial Group recommended a rate reduction and refund of depreciation reserves and reductions to or elimination of incentive compensation costs. The OAG recommended refunding the liability associated with retiree medical benefits.

At the hearings in June 2011, NSP-Minnesota resolved differences with the DOER on income taxes and sales forecast. NSP-Minnesota also made an adjustment to bad debt and incentive compensation expense.  As a result of these adjustments, NSP-Minnesota revised its requested rate increase to $122.8 million.  The DOER revised its recommended rate increase to approximately $84.7 million, reflecting these same changes. The primary differences between the NSP-Minnesota requested rate increase and the DOER updated recommendation are associated with the ROE and incentive compensation issues. The DOER recommended an additional rate increase of $34 million in 2012.  In the second quarter of 2011, NSP-Minnesota recorded a provision for revenue subject to refund of approximately $15 million, which should be sufficient to address an outcome that is more consistent with the DOER position than NSP-Minnesota’s position on various issues.  NSP-Minnesota cannot predict the ultimate outcome of this pending regulatory proceeding.  The MPUC decision is expected in the fourth quarter of 2011.

Pending and Recently Concluded Regulatory Proceedings — North Dakota Public Service Commission (NDPSC)

NSP-Minnesota North Dakota Electric Rate Case — In December 2010, NSP-Minnesota filed a request with the NDPSC to increase 2011 electric rates in North Dakota by approximately $19.8 million, or an increase of 12 percent.  The rate filing is based on a 2011 forecast test year and includes a requested ROE of 11.25 percent, an electric rate base of approximately $328 million, and an equity ratio of 52.56 percent.  NSP-Minnesota requested an additional increase of $4.2 million, or 2.6 percent, effective Jan. 1, 2012, to address certain known and measurable cost increases in 2012.

In May 2011, NSP-Minnesota revised its rate request to approximately $18.0 million, or an increase of 11 percent for 2011, and $2.4 million, or 1.4 percent, for the additional increase in 2012, due to the termination of the Merricourt wind project.

The NDPSC approved an interim rate increase of approximately $17.4 million, subject to refund, effective Feb. 18, 2011.  The interim rates will remain in effect until the NDPSC makes its final decision on the case, which is anticipated in the first quarter of 2012.  The remaining schedule is listed below:

•	Intervenor direct testimony due Aug. 18, 2011;
•	Rebuttal testimony due Sept. 20, 2011; and
•	Evidentiary hearings due Oct. 18-21, 2011.

Pending and Recently Concluded Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

NSP-Minnesota South Dakota Electric Rate Case — In June 2011, NSP-Minnesota filed a request with the SDPUC to increase South Dakota electric rates by $14.6 million annually, effective in 2012.  The proposed increase included $0.7 million in revenues currently recovered through automatic recovery mechanisms.  Net of current automatic recovery mechanisms, the requested increase was $13.9 million.  The request is based on a 2010 historic test year adjusted for known and measurable changes, a requested ROE of 11 percent, a rate base of $323.4 million, and an equity ratio of 52.48 percent.  NSP-Minnesota also requested approval of a nuclear cost recovery rider to recover the actual investment cost of the Monticello life cycle management and enhanced power uprate project that is not reflected in the test year.

Electric, Purchased Gas and Resource Adjustment Clauses

Conservation Improvement Program (CIP) Rider — CIP expenses are recovered through a charge embedded in base rates and a rider that is adjusted annually.  Under the 2010 electric CIP rider request filed in October 2010, NSP-Minnesota estimates recovery of $66.7 million through the rider during the November 2010 to September 2011 timeframe.  This is in addition to an expected $48.1 million recovered through the conservation cost recovery charge component of base rates.  NSP-Minnesota estimates recovery of approximately $18.6 million through the natural gas CIP rider filed in November 2010, during the December 2010 to September 2011 timeframe.  This is in addition to an expected $3.0 million recovered through the conservation cost recovery charge component of base rates.  Assuming MPUC approval, NSP-Minnesota estimates it will recover a total of approximately $136.4 million associated with CIP programs in 2011.

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

Renewable Development Fund (RDF) Rider — The MPUC has approved an RDF rider that allows annual adjustments to retail electric rates to provide for the recovery of RDF program and project expenses.  The primary components of RDF costs are legislatively mandated expenses such as renewable energy production incentive payments, RDF grant project payments, and RDF program administrative costs.  In October 2010, NSP-Minnesota filed its annual request to recover $19.2 million in expenses for 2011.  In May 2011, the MPUC approved recovery of the costs requested.

Annual Automatic Adjustment Report for 2009/2010 — In September 2010, NSP-Minnesota filed its annual electric and natural gas automatic adjustment reports for July 1, 2009 through June 30, 2010.  During that time period, $749.5 million in fuel and purchased energy costs were recovered from Minnesota electric customers through the fuel clause adjustment.  In addition, approximately $354.5 million of purchased natural gas and transportation costs were recovered from Minnesota natural gas customers through the purchased gas adjustment.  The DOER recommended approval of the 2009/2010 gas report in June 2011, and the report is pending MPUC action.  The electric report is pending DOER comments and MPUC action.

The MPUC approved the 2008/2009 gas annual automatic adjustment report in March 2011.  Approval of the 2008/2009 electric report is pending DOER comments and MPUC action.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Rate Increase for Grandfathered Transmission Service Customers — In May 2010, NSP-Minnesota filed a request with the FERC to revise the rate applicable to eight wholesale customers taking transmission service under a “grandfathered” 1998 rate schedule (known as Tm-1).  The change would set the Tm-1 transmission service rate equal to the similar rate under the Midwest Independent Transmission System Operator, Inc. (MISO) Tariff, and would increase Tm-1 rates by about $5 million annually, or 120 percent.  In December 2010, NSP-Minnesota and Tm-1 customers reached a settlement in principle, which will result in an increase in revenues for NSP-Minnesota of approximately $3.5 million annually.  In January 2011, NSP-Minnesota filed for authorization to place the settlement rates into effect on an interim basis and the FERC Administrative Law Judge granted the motion.  NSP-Minnesota filed the settlement agreement with the FERC on April 25, 2011and is waiting approval.

6.	Commitments and Contingent Liabilities

Except as noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 11, 12 and 13 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

Commitments

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

Purchased Power Agreements — Under certain purchased power agreements, NSP-Minnesota purchases power from independent power producing entities that own natural gas or biomass fueled power plants for which NSP-Minnesota is required to reimburse natural gas or biomass fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases.

NSP-Minnesota has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operating and maintenance (O&M) expenses, historical and estimated future fuel and electricity prices, and financing activities.  NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  NSP-Minnesota had approximately 1,064 megawatts (MW) of capacity under long-term purchased power agreements as of June 30, 2011 and Dec. 31, 2010 with entities that have been determined to be variable interest entities.  These agreements have expiration dates through the year 2028.

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

Site Remediation — The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regarding the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances to the environment. NSP-Minnesota must pay all or a portion of the cost to remediate sites where past activities of NSP-Minnesota or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants operated by NSP-Minnesota, its predecessors or other entities; and third party sites, such as landfills, for which NSP-Minnesota is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2011 and Dec. 31, 2010, the liability for the cost of remediating these sites was estimated to be $3.0 million and $0.4 million, respectively, of which $0.8 million and $0.3 million, respectively, was considered to be a current liability.

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

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Endangerment Rulemaking — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold.  The EPA plans to propose GHG regulations applicable to emissions from existing power plants under the Clean Air Act (CAA).  In June 2011, the EPA announced that they have delayed the proposal date to September 2011, but still plan on issuing final rules in May 2012.

Cross State Air Pollution Rule (CSAPR) — On July 7, 2011, the EPA issued its CSAPR.  The rule, previously called the Transport Rule, addresses long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the U.S.  The CSAPR sets more stringent requirements than the proposed Transport Rule.  The rule creates an emissions trading program, although interstate trading under the rule will be significantly restricted.  NSP-Minnesota may comply by either reducing emissions, purchasing allowances, or a combination of the two.  The CSAPR is a final rule and requires compliance beginning in 2012.

NSP-Minnesota is still evaluating compliance options.   NSP-Minnesota anticipates that it will ultimately comply with the rule through execution of their existing resource and emission control plans as well as through allowance purchases and other activities.  Because the CSAPR requires compliance in 2012, NSP-Minnesota may be required to take additional short-term action (including redispatching its system to reduce coal plant operating hours) in order to decrease emissions from its facilities prior to the installation of emission controls.  NSP-Minnesota is still evaluating a short-term compliance strategy.  NSP-Minnesota believes the cost of any required capital investment, allowance purchases or redispatch costs will be recoverable from customers.

Clean Air Interstate Rule (CAIR) — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  In 2008, the U.S. Court of Appeals for the District of Columbia vacated and remanded the CAIR, but subsequently allowed the CAIR to continue into effect pending the EPA’s adoption of a new rule that addressed the deficiencies found by the court.  CSAPR replaces the CAIR, and will be applicable to NSP-Minnesota’s plants beginning in 2012.  The CAIR does not apply in Minnesota because the court specifically found that the EPA had not adequately justified the application of the CAIR to Minnesota.

Under the CAIR’s cap and trade structure, companies can comply through capital investments in emission controls or purchase of emission allowances from other utilities making reductions on their systems.  The CSAPR will establish a new emissions market for SO2 and NOx, and NSP-Minnesota does not yet have enough information to estimate the cost of future CSAPR allowance purchases.  NSP-Minnesota believes the cost of any required capital investment or allowance purchases will be recoverable from customers.

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

In December 2009, NSP-Minnesota filed its mercury control plan at Sherco Units 1 and 2 with the MPUC and the Minnesota Pollution Control Agency (MPCA).  In October 2010, the MPUC approved the plan, which will require installation of mercury controls on Sherco Units 1 and 2 by the end of 2014.  NSP-Minnesota has incurred $1.5 million in study costs to date and spent $0.6 million through Dec. 31, 2010 for testing and studying of technologies.  At June 30, 2011, the estimated annual testing and study cost is $0.5 million.  NSP-Minnesota projects installation costs of $12.0 million for the two units and O&M expense of $10.0 million per year beginning in 2014.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules.  These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the U.S.

NSP-Minnesota submitted its BART alternatives analysis for Sherco Units 1 and 2 in 2006.  The MPCA reviewed the BART analyses for all units in Minnesota and determined that overall, compliance with CAIR is better than BART.  The MPCA completed their determination and proposed SO2 and NOx limits in the draft SIP that are equivalent to the reductions made under CAIR.  Neither the MPCA nor the EPA has yet made a determination that that the compliance with the CSAPR is better than BART or that compliance with the CSAPR will fulfill the obligation to comply with BART.

In October 2009, the DOI certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from NSP-Minnesota’s Sherco Units 1 and 2.  The EPA is required to make its own determination as to whether Sherco Units 1 and 2 cause or contribute to visibility impairment and, if so, whether the level of controls proposed by MPCA is appropriate.

The MPCA determined that this certification does not alter the proposed SIP.  The SIP proposes BART controls for the Sherco generating facilities that are designed to improve visibility in the national parks, but does not require selective catalytic reduction (SCR) on Units 1 and 2.  The MPCA concluded that the minor visibility benefits derived from SCR do not outweigh the substantial costs.  In December 2009, the MPCA Citizens Board approved the SIP, which has been submitted to the EPA for approval.  In June 2011, the EPA provided comments to the MPCA on the SIP, stating the EPA’s preliminary review indicates that SCR controls should be added to Sherco Units 1 and 2, and inviting further comment from the MPCA.  It is not yet known what the final requirements of the SIP will be.  Until the EPA takes final action on the SIP, the total cost of compliance cannot be estimated.

Federal Clean Water Act (CWA Section 316 (b)) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts to aquatic species.  In April 2011, the EPA published the proposed rule that was modified to address earlier court decisions.  The proposed rule sets prescriptive standards for minimization of aquatic species impingement but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office.   NSP-Minnesota is evaluating the proposed rule, including possible additional capital and operating expenses, and plans to offer comments to the EPA.  Due to the uncertainty of the final regulatory requirements, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

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

Notice of Violation (NOV) — In June 2011, NSP-Minnesota received an NOV from the EPA alleging violations of the New Source Review (NSR) requirements of the CAA at the Sherburne County plant and Black Dog plant in Minnesota.  The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid 2000s should have required a permit under the NSR process.  NSP-Minnesota believes it has acted in full compliance with the CAA and NSR process.  NSP-Minnesota also believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements.  NSP-Minnesota disagrees with the assertions contained in the NOV and intends to vigorously defend its position.

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

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against the following utilities, including Xcel Energy Inc., the parent company of NSP-Minnesota, to force reductions in carbon dioxide (CO2) emissions:  American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds.  In August 2010, this decision was reversed by the Second Circuit and was appealed to the U.S. Supreme Court.  On June 20, 2011, the Supreme Court issued a ruling reversing the Second Circuit’s decision, thereby dismissing plaintiffs’ federal claims and remanding the case for further proceedings regarding the state law claims.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Minnesota, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. and NSP-Minnesota believe the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — On May 27, 2011, less than one year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  It is believed that this lawsuit is without merit.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Merricourt Wind Project Litigation — On April 1, 2011, NSP-Minnesota terminated its agreements with enXco Development Corporation (enXco) for the development of a 150 MW wind project in southeastern North Dakota.  NSP-Minnesota’s decision to terminate the agreements was based in large part on the adverse impact this project could have on endangered or threatened species protected by federal law and the uncertainty in cost and timing in mitigating this impact.  NSP-Minnesota also terminated the agreements due to enXco’s nonperformance of certain other conditions, including failure to obtain a Certificate of Site Compatibility, and the failure to close on the contracts by an agreed upon date of March 31, 2011.  As a result, NSP-Minnesota recorded a $101 million deposit in the first quarter 2011, which was collected in April 2011.  On May 5, 2011, NSP-Minnesota filed a declaratory judgment action in U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreements. On that same day, enXco also filed a separate lawsuit in the same court seeking, among other things, in excess of $240 million for an alleged breach of contract.  NSP-Minnesota believes enXco’s lawsuit is without merit and has filed a motion to dismiss.  Arguments related to this motion are expected to be presented to the court on Sept. 16, 2011.  No accrual has been recorded for this matter.

Nuclear Power Operations and Waste Disposal

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the U.S. requesting breach of contract damages for the U.S. Department of Energy (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the U.S. and NSP-Minnesota.  At trial, NSP-Minnesota claimed damages in excess of $100 million through Dec. 31, 2004.  In September 2007, the court awarded NSP-Minnesota $116.5 million in damages.  In February 2008, the U.S. filed an appeal to the U.S. Court of Appeals for the Federal Circuit and NSP-Minnesota cross-appealed on the cost of capital issue.

In August 2007, NSP-Minnesota filed a second complaint against the U.S. in the U.S. Court of Federal Claims (NSP II), again claiming breach of contract damages for the DOE’s continuing failure to abide by the terms of the contract.  This lawsuit claimed damages for the period Jan. 1, 2005 through Dec. 31, 2008, which included costs associated with the storage of spent nuclear fuel at Prairie Island and Monticello, as well as the costs of complying with state regulation relating to the storage of spent nuclear fuel.

In July 2011, the U.S. and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the U.S. to NSP-Minnesota and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, currently estimated to be an additional $100 million.  The settlement does not address costs for used fuel storage after 2013; such costs could be the subject of future litigation. NSP-Minnesota will make the appropriate regulatory filings to address the best means of returning these settlement amounts to ratepayers and to deal with costs of litigation.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for NSP-Minnesota:

(Millions of Dollars)	Three Months Ended June 30, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$500	$482
Amount outstanding at period end	5	-
Average amount outstanding	5	35
Maximum amount outstanding	29	389
Weighted average interest rate, computed on a daily basis	0.34%	0.37%
Weighted average interest rate at end of period	0.31	N/A

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Minnesota must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an amount exceeding available capacity under the credit agreement.

During March of 2011, NSP-Minnesota executed a new 4-year credit agreement.  The total size of the credit facility is $500 million and terminates in March 2015. NSP-Minnesota has the right to request an extension of the revolving termination date for two additional one year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  Other features of NSP-Minnesota’s credit facility include:

•	The credit facility may be increased by up to $100 million.
•
The credit facility has a financial covenant requiring that NSP-Minnesota’s debt-to-total capitalization ratio be less than or equal to 65 percent.  NSP-Minnesota was in compliance as its debt-to-total capitalization ratio was 48 percent and 49 percent at June 30, 2011 and Dec. 31, 2010, respectively.  If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Minnesota will be in default on its borrowings under the facility if Xcel Energy Inc. or any of its subsidiaries, comprising 15 percent or more of the consolidated assets, defaults on any indebtedness in an aggregate principal amount exceeding $75 million.

•	The interest rates under the line of credit are based on the Eurodollar rate, plus a borrowing margin based on the applicable credit ratings of 100 to 200 basis points per year.
•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.
•	NSP-Wisconsin’s intercompany borrowing arrangement with NSP-Minnesota was subsequently terminated.

At June 30, 2011, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$500.0	$12.1	$487.9

(a)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2011 and Dec. 31, 2010.

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At June 30, 2011 and Dec. 31, 2010, there were $7.1 million and $5.3 million of letters of credit outstanding, respectively, under the credit facility.  An additional $1.1 million of letters of credit not issued under the credit facility were outstanding at June 30, 2011 and Dec. 31, 2010.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

Money Pool — Xcel Energy Inc. and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries.  Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc.

The following table presents money pool borrowings for NSP-Minnesota:

(Millions of Dollars)	Three Months Ended June 30, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$250	$250
Amount outstanding at period end	-	-
Average amount outstanding	-	18
Maximum amount outstanding	-	142
Weighted average interest rate, computed on a daily basis	-%	0.37%
Weighted average interest rate at end of period	N/A	N/A

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset values.

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets.  The fair values for commingled funds and international equity funds are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value.  The investments in commingled funds and international equity funds may be redeemed for net asset value.

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

Non-Derivative Instruments Fair Value Measurements

The Nuclear Regulatory Commission (NRC) requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants.  Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning the Monticello and Prairie Island nuclear generating plants.  The fund contains cash equivalents, debt securities, equity securities, and other investments - all classified as available-for-sale securities under the applicable accounting guidance.  NSP-Minnesota plans to reinvest matured securities until decommissioning begins.

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

Unrealized gains for the nuclear decommissioning fund were $100.6 million and $82.5 million at June 30, 2011 and Dec. 31, 2010, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $56.0 million and $65.2 million at June 30, 2011 and Dec. 31, 2010, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments recurring fair value measurements, the nuclear decommissioning fund investments, at June 30, 2011 and Dec. 31, 2010:

	June 30, 2011
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$64,873	$62,384	$2,489	$-	$64,873
Commingled funds	220,000	-	223,922	-	223,922
International equity funds	54,563	-	63,736	-	63,736
Debt securities:
Government securities	241,914	-	244,286	-	244,286
US corporate bonds	189,055	-	197,611	-	197,611
Foreign securities	19,542	-	20,626	-	20,626
Municipal bonds	32,392	-	33,474	-	33,474
Asset-backed securities	20,198	-	-	21,004	21,004
Mortgage-backed securities	58,680	-	-	62,271	62,271
Equity securities:
Common stock	442,416	456,426	-	-	456,426
Total	$1,343,633	$518,810	$786,144	$83,275	$1,388,229

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $19.1 million of miscellaneous investments.

	Dec. 31, 2010
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$83,837	$76,281	$7,556	$-	$83,837
Commingled funds	131,000	-	133,080	-	133,080
International equity funds	54,561	-	58,584	-	58,584
Debt securities:
Government securities	146,473	-	146,654	-	146,654
US corporate bonds	279,028	-	288,304	-	288,304
Foreign securities	1,233	-	1,581	-	1,581
Municipal bonds	100,277	-	97,557	-	97,557
Asset-backed securities	32,558	-	-	33,174	33,174
Mortgage-backed securities	68,072	-	-	72,589	72,589
Equity securities:
Common stock	436,334	435,270	-	-	435,270
Total	$1,333,373	$511,551	$733,316	$105,763	$1,350,630

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $15.4 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments:

	Three Months Ended June 30,
	2011		2010
	Mortgage-	Asset-	Mortgage-	Asset-
	Backed	Backed	Backed	Backed
(Thousands of Dollars)	Securities	Securities	Securities	Securities
Balance at April 1	$98,367	$26,020	$109,044	$44,125
Purchases	52,952	-	-	2,538
Settlements	(88,584)	(5,206)	(45,329)	(6,757)
(Losses) gains recognized as regulatory assets and liabilities	(464)	190	1,344	161
Balance at June 30	$62,271	$21,004	$65,059	$40,067

	Six Months Ended June 30,
	2011		2010
	Mortgage-	Asset-	Mortgage-	Asset-
	Backed	Backed	Backed	Backed
(Thousands of Dollars)	Securities	Securities	Securities	Securities
Balance at Jan. 1	$72,589	$33,174	$81,189	$11,918
Purchases	99,065	756	46,477	36,042
Settlements	(108,457)	(13,116)	(66,175)	(8,109)
(Losses) gains recognized as regulatory assets and liabilities	(926)	190	3,568	216
Balance at June 30	$62,271	$21,004	$65,059	$40,067

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class at June 30, 2011:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$8,540	$140,767	$84,652	$10,327	$244,286
US corporate bonds	349	50,672	127,922	18,668	197,611
Foreign securities	-	14,061	6,565	-	20,626
Municipal bonds	-	-	22,862	10,612	33,474
Asset-backed securities	-	9,889	11,115	-	21,004
Mortgage-backed securities	-	-	1,103	61,168	62,271
Debt securities	$8,889	$215,389	$254,219	$100,775	$579,272

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

At June 30, 2011, accumulated OCI related to interest rate derivatives included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Short-Term Wholesale and Commodity Trading Risk — NSP-Minnesota conducts various short-term wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related products.  NSP-Minnesota’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by the policy.

Commodity Derivatives — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, gas for resale, and vehicle fuel.

At June 30, 2011, NSP-Minnesota had vehicle fuel contracts designated as cash flow hedges extending through December 2014.  NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2011 and 2010.

At June 30, 2011, accumulated OCI related to commodity derivative cash flow hedges included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options, and FTRs at June 30, 2011 and Dec. 31, 2010:

(Amounts in Thousands) (a)(b)	June 30, 2011	Dec. 31, 2010
Megawatt hours (MWh) of electricity	70,731	44,376
MMBtu of natural gas	14,380	14,100
Gallons of vehicle fuel	385	440

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated OCI, included as a component of common stockholder’s equity, is detailed in the following tables:

	Three Months Ended June 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive income related to cash flow hedges at April 1	$5,075	$4,254
After-tax net unrealized losses related to derivatives accounted for as hedges	(8)	(144)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(46)	258
Accumulated other comprehensive income related to cash flow hedges at June 30	$5,021	$4,368

	Six Months Ended June 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$4,977	$3,941
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	105	(133)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(61)	560
Accumulated other comprehensive income related to cash flow hedges at June 30	$5,021	$4,368

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2011 and 2010.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2011 and 2010, on OCI, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2011
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(27	)(a)	$-		$-
Vehicle fuel and other commodity	(36)	-	(33	)(e)	-		-
Total	$(36)	$-	$(60)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$1,320	(b)
Electric commodity	-	10,299	-		(8,666	)(c)	-
Natural gas commodity	-	(1,534)	-		-		-
Total	$-	$8,765	$-		$(8,666)		$1,320

	Six Months Ended June 30, 2011
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income	Liabilities	Loss		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(54	)(a)	$-		$-
Vehicle fuel and other commodity	177	-	(55	)(e)	-		-
Total	$177	$-	$(109)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$6,675	(b)
Electric commodity	-	19,145	-		(17,555	)(c)	-
Natural gas commodity	-	(3,553)	-		10,928	(d)	-
Total	$-	$15,592	$-		$(6,627)		$6,675

	Three Months Ended June 30, 2010
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(27	)(a)	$-		$-
Vehicle fuel and other commodity	(244)	-	464	(e)	-		-
Total	$(244)	$-	$437		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$497	(b)
Electric commodity	-	7,597	-		(2,111	)(c)	-
Natural gas commodity	-	(800)	-		-		-
Total	$-	$6,797	$-		$(2,111)		$497

	Six Months Ended June 30, 2010
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(54	)(a)	$-		$-
Vehicle fuel and other commodity	(226)	-	1,000	(e)	-		-
Total	$(226)	$-	$946		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$6,127	(b)
Electric commodity	-	(9,582)	-		(4,838	)(c)	-
Natural gas commodity	-	(7,845)	-		586	(d)	-
Total	$-	$(17,427)	$-		$(4,252)		$6,127

(a)	Recorded to interest charges.
(b)	Recorded to electric operating revenues. Portions of these gains and losses are shared with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
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

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Minnesota enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings.  If the credit ratings at NSP-Minnesota were downgraded below investment grade, no contracts underlying NSP-Minnesota’s derivative liabilities at June 30, 2011 and Dec. 31, 2010 would have required the posting of collateral or contract settlement.

Certain of NSP-Minnesota’s derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of June 30, 2011 and Dec. 31, 2010, NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts.

Recurring Fair Value Measurements — The following table presents, for each of the hierarchy Levels, NSP-Minnesota’s derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011:

	June 30, 2011
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$111	$-	$111	$-	$111
Other derivative instruments:
Trading commodity	410	22,409	42	22,861	(9,405)	13,456
Electric commodity	-	-	6,601	6,601	(2,618)	3,983
Natural gas commodity	18	41	-	59	(41)	18
Total current derivative assets	$428	$22,561	$6,643	$29,632	$(12,064)	17,568
Purchased power agreements (a)						23,109
Current derivative instruments						$40,677

Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$157	$-	$157	$-	$157
Other derivative instruments:
Trading commodity	-	29,817	-	29,817	(2,975)	26,842
Total noncurrent derivative assets	$-	$29,974	$-	$29,974	$(2,975)	26,999
Purchased power agreements (a)						66,171
Noncurrent derivative instruments						$93,170

Current derivative liabilities
Other derivative instruments:
Trading commodity	$184	$17,408	$29	$17,621	$(12,367)	$5,254
Electric commodity	-	-	2,618	2,618	(2,618)	-
Natural gas commodity	61	1,560	-	1,621	(41)	1,580
Total current derivative liabilities	$245	$18,968	$2,647	$21,860	$(15,026)	6,834
Purchased power agreements (a)						13,852
Current derivative instruments						$20,686

Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$12,617	$-	$12,617	$(2,975)	$9,642
Total noncurrent derivative liabilities	$-	$12,617	$-	$12,617	$(2,975)	9,642
Purchased power agreements (a)						179,945
Noncurrent derivative instruments						$189,587

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

NSP-Minnesota recognizes transfers between Levels as of the beginning of each period.  There were no transfers of amounts between Levels for the three and six months ended June 30, 2011 and 2010.

The following tables present, for each of the hierarchy Levels, NSP-Minnesota’s derivative assets and liabilities that are measured at fair value on a recurring basis at Dec. 31, 2010:

	Dec. 31, 2010
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$70	$-	$70	$-	$70
Other derivative instruments:
Trading commodity	487	31,253	-	31,740	(18,719)	13,021
Electric commodity	-	-	3,619	3,619	(1,226)	2,393
Natural gas commodity	-	187	-	187	(187)	-
Total current derivative assets	$487	$31,510	$3,619	$35,616	$(20,132)	15,484
Purchased power agreements (a)						24,408
Current derivative instruments						$39,892

Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$83	$-	$83	$-	$83
Other derivative instruments:
Trading commodity	-	25,850	-	25,850	(2,477)	23,373
Natural gas commodity	-	125	-	125	(48)	77
Total noncurrent derivative assets	$-	$26,058	$-	$26,058	$(2,525)	23,533
Purchased power agreements (a)						77,725
Noncurrent derivative instruments						$101,258

Current derivative liabilities
Other derivative instruments:
Trading commodity	$392	$25,416	$-	$25,808	$(21,337)	$4,471
Electric commodity	-	-	1,227	1,227	(1,227)	-
Natural gas commodity	20	9,156	-	9,176	(187)	8,989
Total current derivative liabilities	$412	$34,572	$1,227	$36,211	$(22,751)	13,460
Purchased power agreements (a)						13,851
Current derivative instruments						$27,311

Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$13,351	$-	$13,351	$(2,478)	$10,873
Natural gas commodity	-	75	-	75	(48)	27
Total noncurrent derivative liabilities	$-	$13,426	$-	$13,426	$(2,526)	10,900
Purchased power agreements (a)						186,871
Noncurrent derivative instruments						$197,771

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
(Thousands of Dollars)	2011	2010
Balance at April 1	$2,332	$3,614
Purchases	-	397
Settlements	27	(10)
Gains recognized in earnings (a)	4	913
Gains recorded as regulatory assets and liabilities	10,299	6,993
Gains reclassified from regulatory assets and liabilities to earnings	(8,666)	(2,700)
Balance at June 30	$3,996	$9,207

	Six Months Ended June 30,
(Thousands of Dollars)	2011	2010
Balance at Jan. 1	$2,392	$27,237
Purchases	-	(957)
Settlements	(59)	61
Gains (losses) recognized in earnings (a)	72	(1,797)
Gains (losses) recorded as regulatory assets and liabilities	19,145	(9,911)
Gains reclassified from regulatory assets and liabilities to earnings	(17,554)	(5,426)
Balance at June 30	$3,996	$9,207

(a)	These amounts relate to commodity derivatives held at the end of the period.

Fair Value of Long-Term Debt

The historical cost and fair value of NSP-Minnesota’s long-term debt are as follows:

	June 30, 2011		Dec. 31, 2010
	Historical		Historical
(Thousands of Dollars)	Cost	Fair Value	Cost	Fair Value
Long-term debt, including current portion	$3,338,393	$3,649,605	$3,337,912	$3,673,214

The fair value of NSP-Minnesota’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality.  The fair value estimates presented are based on information available to management as of June 30, 2011 and Dec. 31, 2010.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair values may differ significantly.

As of June 30, 2011 and Dec. 31, 2010, the historical cost of cash and cash equivalents, notes and accounts receivable, notes and accounts payable and accrued liabilities are representative of fair value because of the short-term nature of these instruments.

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2011	2010	2011	2010
Interest (expense) income	$(126)	$389	$2,953	$1,194
Other nonoperating income	138	2	332	22
Insurance policy expense	(1,217)	(351)	(1,606)	(1,552)
Other nonoperating expense	-	(19)	-	(21)
Other (expense) income, net	$(1,205)	$21	$1,679	$(357)

10.	Segment Information

NSP-Minnesota has the following reportable segments: regulated electric, regulated natural gas and all other.

•
NSP-Minnesota’s regulated electric utility segment generates, transmits and distributes electricity in Minnesota, North Dakota and South Dakota.  In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the U.S. Regulated electric utility also includes NSP-Minnesota’s commodity trading operations.

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

Operating results from the regulated electric utility and regulated natural gas utility serve as the primary basis for the chief operating decision maker to evaluate the dual performance of NSP-Minnesota.  The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended June 30, 2011
Operating revenues from external customers	$908,070	$96,922	$5,534	$-	$1,010,526
Intersegment revenues	171	148	-	(319)	-
Total revenues	$908,241	$97,070	$5,534	$(319)	$1,010,526
Net income	$61,870	$74	$3,279	$-	$65,223

Three Months Ended June 30, 2010
Operating revenues from external customers	$842,620	$68,227	$5,443	$-	$916,290
Intersegment revenues	110	2,406	-	(2,516)	-
Total revenues	$842,730	$70,633	$5,443	$(2,516)	$916,290
Net income (loss)	$45,934	$(3,889)	$1,995	$-	$44,040

Six Months Ended June 30, 2011
Operating revenues from external customers	$1,812,207	$380,648	$10,563	$-	$2,203,418
Intersegment revenues	296	339	-	(635)	-
Total revenues	$1,812,503	$380,987	$10,563	$(635)	$2,203,418
Net income	$130,174	$21,149	$6,075	$-	$157,398

Six Months Ended June 30, 2010
Operating revenues from external customers	$1,692,852	$340,620	$9,925	$-	$2,043,397
Intersegment revenues	148	3,767	-	(3,915)	-
Total revenues	$1,693,000	$344,387	$9,925	$(3,915)	$2,043,397
Net income	$86,377	$16,209	$5,593	$-	$108,179

11.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands of Dollars)	2011	2010	2011	2010
Net income	$65,223	$44,040	$157,398	$108,179
Other comprehensive income (loss):
Unrealized (losses) gains — marketable securities	-	(108)	50	(97)
Changes in unrecognized amounts of pension and retiree medical benefits	34	27	68	50
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(8)	(144)	105	(133)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(46)	258	(61)	560
Other comprehensive (loss) income	(20)	33	162	380
Comprehensive income	$65,203	$44,073	$157,560	$108,559

12.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Minnesota.

Components of Net Periodic Benefit Cost
	Three Months Ended June 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$20,548	$18,956	$1,097	$965
Interest cost	40,791	41,853	10,492	10,861
Expected return on plan assets	(55,514)	(58,035)	(8,013)	(7,131)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,164	(1,233)	(1,233)
Amortization of net loss	20,527	13,134	3,304	3,113
Net periodic benefit cost	31,985	21,072	9,258	10,186
Costs not recognized and additional cost recognized due to the effects of regulation	(10,715)	(6,314)	973	973
Net benefit cost recognized for financial reporting	$21,270	$14,758	$10,231	$11,159

NSP-Minnesota
Net periodic benefit cost	$13,530	$9,428	$2,703	$2,833
Costs not recognized due to the effects of regulation	(10,140)	(6,314)	-	-
Net benefit cost recognized for financial reporting	$3,390	$3,114	$2,703	$2,833

	Six Months Ended June 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$38,660	$36,574	$2,412	$2,003
Interest cost	80,706	82,505	21,043	21,390
Expected return on plan assets	(110,800)	(116,159)	(15,981)	(14,265)
Amortization of transition obligation	-	-	7,222	7,222
Amortization of prior service cost (credit)	11,266	10,328	(2,466)	(2,466)
Amortization of net loss	39,256	24,158	6,647	5,822
Net periodic benefit cost	59,088	37,406	18,877	19,706
Costs not recognized and additional cost recognized due to the effects of regulation	(18,600)	(13,640)	1,946	1,946
Net benefit cost recognized for financial reporting	$40,488	$23,766	$20,823	$21,652

NSP-Minnesota
Net periodic benefit cost	$23,813	$16,754	$5,230	$5,322
Costs not recognized due to the effects of regulation	(17,450)	(13,640)	-	-
Net benefit cost recognized for financial reporting	$6,363	$3,114	$5,230	$5,322

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $41.4 million related to NSP-Minnesota.  Based on updated valuation results received in March 2011 for the NCE Non-Bargaining Pension Plan, Xcel Energy made a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in July 2011.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by  regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Results of Operations

NSP-Minnesota’s net income was approximately $157.4 million for the six months ended June 30, 2011, compared with approximately $108.2 million for  the same period in 2010. The increases are primarily due to interim rate increases, subject to refund, in Minnesota and North Dakota effective in the first quarter of 2011, partially offset by higher O&M expenses, property taxes and depreciation expense.

Electric Revenues and Margins

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2011	2010
Electric revenues	$1,812	$1,693
Electric fuel and purchased power	(753)	(725)
Electric margin	$1,059	$968

The following summarizes the components of the changes in electric revenues and margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Retail rate increases (Minnesota interim, North Dakota interim)	$48
Fuel and purchased power cost recovery	33
Conservation revenue, (offset by expenses)	21
Transmission revenue	9
Interchange agreement billing with NSP-Wisconsin	9
Non-fuel riders	7
Retail sales increase (excluding weather impact)	5
Conservation incentive	4
Trading	(7)
Firm wholesale	(7)
Other, net	(3)
Total increase in electric revenues	$119

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Retail rate increases (Minnesota interim, North Dakota interim)	$48
Conservation revenue, (offset by expenses)	21
Non-fuel riders	7
Retail fuel recovery timing	6
Retail sales increase (excluding impact of weather)	5
Conservation incentive	4
Firm wholesale	(4)
Other, net	4
Total increase in electric margin	$91

Natural Gas Revenues and Margins

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

	Six Months Ended June 30,
(Millions of Dollars)	2011	2010
Natural gas revenues	$381	$341
Cost of natural gas sold and transported	(258)	(241)
Natural gas margin	$123	$100

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2011 vs. 2010
Purchased natural gas adjustment clause recovery	$19
Conservation revenue, (offset by expenses)	12
Estimated impact of weather	7
Other, net	2
Total increase in natural gas revenues	$40

Natural Gas Margin

(Millions of Dollars)	2011 vs. 2010
Conservation revenue, (offset by expenses)	$12
Estimated impact of weather	7
Other, net	4
Total increase in natural gas margin	$23

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses for the six months ended June 30, 2011 increased $4.3 million compared with the same period in 2010.  The following summarizes the components of the changes for the six months ended June 30:

(Millions of Dollars)	2011 vs. 2010
Higher interchange costs	$5
Lower plant generation costs	(2)
Other, net	1
Total increase in O&M expenses	$4

Conservation Program Expenses — Conservation program expenses increased $33.0 million for the six months ended June 30, 2011, compared with the same period in 2010.  The higher expense is attributable to an increase in the rider rates used to recover the program expenses.  NSP-Minnesota has established conservation incentive programs designed to encourage its retail customers to conserve energy or change energy usage patterns in order to reduce peak demand on the gas and/or electric system.  This, in turn, reduces the need for additional plant capacity, reduces emissions, serves to achieve other environmental goals as well as reduces energy costs to participating customers.  NSP-Minnesota recovers conservation program expenses concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $9.3 million, or 4.7 percent, for the six months ended June 30, 2011, compared with the same period in 2010.  The increase is primarily due to the Nobles wind project commencing commercial operations in late 2010 and normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by approximately $6.4 million, or 8.0 percent, for the six months ended June 30, 2011, compared with the same period in 2010.  The increase was due to increased property and payroll taxes.

Interest Charges — Interest charges increased by approximately $4.4 million, or 4.4 percent, for the six months ended June 30, 2011, compared with the same period in 2010.  The increase is due to higher long-term debt levels to fund investments in utility operations, partially offset by lower interest rates.

Income Taxes —Income tax expense increased by $13.8 million for the second quarter of 2011, compared with the same period in 2010.  The increase in income tax expense was primarily due to an increase in pretax income, partially offset by an increase in wind production tax credits in 2011 and a write-off of tax benefits previously recorded for Medicare Part D subsidies in 2010.  The effective tax rate was 34.3 percent for the second quarter of 2011, compared with 38.7 percent for the same period in 2010.  The lower effective tax rate for the first six months of 2011, as compared to 2010, was primarily due to higher forecasted wind production tax credits in 2011.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased by approximately $4.0 million, or 15.0 percent for the six months ended June 30, 2011, compared with the same period in 2010.  The increase is primarily due to construction projects related to the Monticello extended power uprate.

Factors Affecting Results of Operations

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

On April 1, 2011, NSP-Minnesota terminated its agreement with enXco for the development of the 150 MW Merricourt wind project in North Dakota.  NSP-Minnesota’s decision to terminate the agreement was based in large part on the adverse impact this project could have on endangered or threatened species protected by federal law and the uncertainty in cost and timing in mitigating this impact.  NSP-Minnesota also terminated the agreement due to the nonperformance by enXco of certain other conditions, including failure to obtain a Certificate of Site Compatibility, and the failure to close on the contracts by an agreed upon date of March 31, 2011.  The Merricourt wind project was projected to cost approximately $400 million and was expected to reach commercial operation in 2011.

On May 5, 2011, NSP-Minnesota filed a declaratory judgment action in U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreement. On that same day, enXco also filed a separate lawsuit in the same court seeking, among other things, in excess of $240 million for an alleged breach of contract.  NSP-Minnesota believes enXco’s lawsuit is without merit and filed in response a motion to dismiss.  Arguments related to this motion are expected to be presented to the court on Sept. 16, 2011.

NSP-Minnesota Transmission Certificate of Need (CONs) — In May 2009, the MPUC granted a CON to construct three 345 kilovolt (KV) electric transmission lines as part of the CapX2020 project.  The project to build the three lines includes construction of approximately 700 miles of new facilities at a cost of approximately $1.9 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.0 billion of the total cost.  The remainder of the costs will be born by other utilities in the upper Midwest.  These cost estimates will be revised after the regulatory process is completed.

NSP-Minnesota and Great River Energy filed four route permit applications with the MPUC in addition to a facility permit application with the SDPUC, a certificate of corridor compatibility application with the NDPSC and a Certificate of Public Convenience and Necessity (CPCN) application with the PSCW.  The MPUC has issued route permits for the Monticello, Minn. to St. Cloud, Minn. project, the Minnesota portion of the Fargo, ND to St. Cloud, Minn. project and the Minnesota portion of the Brookings, SD to Hampton, Minn. project.  The SDPUC granted the facility permit for the South Dakota portion of the Brookings, SD project in June 2011.  The remaining required permit activities are on-going in North Dakota for the Fargo project and in Wisconsin and Minnesota for the Hampton, Minn. to La Crosse, Wis. project.

Also in June 2011, the MISO granted approval of the Brookings line as a multi value line, subject to regional cost allocation contingent on approving the portfolio of projects with which it was evaluated.  The projects studied create a net benefit to the region in aggregate and the MISO expects to take up approvals of the remainder of the portfolio by the end of 2011.

Bemidji to Grand Rapids Project
In July 2009, the MPUC approved the CON application for a 230 KV CapX2020 transmission line between Bemidji, Minn. and Grand Rapids, Minn.  Route permit hearings were concluded in May 2010, and a route permit was approved by the MPUC in November 2010.  In February 2011, the Leech Lake Band of Ojibwa filed a letter with the MPUC requesting suspension or revocation of the route permit.  The MPUC has denied granting that request pending court action on the issue.  This line is expected to entail construction of approximately 68 miles of new facilities at a cost of $100 million.  Construction related activities began in January 2011 and are expected to be completed in 2012.  The estimated project cost to NSP-Minnesota is approximately $26 million.

Hiawatha Transmission Project
In November 2010, NSP-Minnesota submitted a CON application to the MPUC for two 115 KV lines in Minneapolis, Minn.  Hearings on the CON are expected to be held in late 2011 with an expectation of an MPUC decision of the CON and route permit by the end of 2011.

Glencoe to Waconia Project
In November 2010, NSP-Minnesota submitted a CON to the MPUC for 115 KV transmission line upgrades to the Glencoe, Minn. to Waconia, Minn. 69 KV line.  This was followed by a route permit application filed in December 2010.  Hearings on both applications are expected to be held in the third quarter of 2011 with an expectation of an MPUC decision regarding both applications by the end of 2011.

Bluff Creek to Westgate Project
In April 2011, NSP-Minnesota filed a notice plan in anticipation of filing a request for a CON for the upgrade of a 69 KV line to 115 KV in or near the cities of Chanhassen, Shorewood, Excelsior, Deephaven, Greenwood, Minnetonka, and Eden Prairie, Minn.

Black Dog Repowering CON — In March 2011, NSP-Minnesota filed a request with Minnesota regulators to approve a CON for a project to retire its last two coal-burning units (Units 3 and 4) at the Black Dog plant in Burnsville, Minn. and replace them with combined-cycle natural gas burning units.  Units 1 and 2 were converted to natural gas combined-cycle operation in 2002.

The proposed Black Dog repowering project would replace the remaining 253 MW of coal-fired generating capacity at the site with about 700 MW of natural gas-fired generation.  The Black Dog proposal requires review and approval by various state agencies, including the MPCA and MPUC.

If the Black Dog project is approved, site preparation could begin in 2012 and foundation construction in 2013.  The new natural gas powered facility is expected to cost approximately $600 million and is proposed to come on line in 2016.  The proposed in-service date is subject to potential change depending on projected load requirements.

Under the MPUC process, competitive alternatives to the Black Dog project were to be filed by July 1, 2011.  On June 30, 2011, Calpine Corporation filed a competitive proposal to build out its Mankato Energy Center thereby adding 345 MW of capacity.

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

NRC Regulation — The NRC regulates the nuclear operations of NSP-Minnesota.  Decisions by the NRC can significantly impact the operations of the nuclear plants.  The event at the nuclear plant in Fukushima, Japan could impact the NRC’s deliberations on NSP-Minnesota’s power uprates discussed below.  This event could also result in additional regulation by the NRC, which could require additional capital expenditures or operating expenses.  The NRC has created an internal task force that will develop recommendations for NRC consideration on whether it should require immediate emergency preparedness and mitigating enhancements at U.S. reactors and any changes to NRC regulations, inspection procedures, and licensing processes.  On July 12, 2011, the task force released its recommendations in a written report.  The report confirms the safety of U.S. nuclear energy facilities and recommends actions to enhance U.S. nuclear plant readiness to safely manage severe events.  If the Commissioners adopt the recommendations in the report, a schedule for implementation and compliance will be established that licensees must adhere to.  To better coordinate response activities, the U.S. nuclear energy industry has created a steering committee made up of representatives from major electric sector organizations to integrate and coordinate the industry’s ongoing responses.  In addition, the NRC has completed inspecting licensees’ preparedness to deal with power losses or damage to large areas of a reactor site following extreme events.

Nuclear Plant Power Uprates and Life Extension

Monticello Nuclear Extended Power Uprate — In 2008, NSP-Minnesota filed for an extended power uprate of approximately 71 MW for NSP-Minnesota’s Monticello plant.  The MPUC approved the extended power uprate in 2008.  The filing was placed on hold by the NRC staff to address concerns raised by the Advisory Committee for Reactor Safety related to containment pressure associated with pump performance.  The containment pressure issue was addressed by the NRC staff in early 2011 and the NRC Commissioners provided direction to the NRC staff in a Staff Requirements memorandum in March 2011.  NSP-Minnesota was subsequently verbally informed that the NRC staff was resuming their reviews of all active extended power uprate license amendment applications that had been placed on hold pending resolution of the containment pressure issue.  NSP-Minnesota is currently working with the NRC staff to determine what needs to be done to complete the extended power uprate license amendment application and continue to work toward completing the extended power uprate modifications during the mid-cycle outage scheduled to begin in the fourth quarter of 2011.  This schedule is expected to allow NSP-Minnesota to operate Monticello at the higher power level once final NRC approval is obtained.

Prairie Island Life Extension — In June 2011, the NRC issued renewed operating licenses for Prairie Island Units 1 and 2, allowing Unit 1 to operate until 2033 and Unit 2 until 2034.

Prairie Island Nuclear Extended Power Uprate — In 2008, NSP-Minnesota filed for an extended power uprate of approximately 164 MW for Prairie Island Units 1 and 2, which the MPUC approved in 2009.  NSP-Minnesota is working toward filing an application to the NRC requesting an extended power uprate for both units at Prairie Island in late 2011.  It is anticipated that the NRC’s review of this application would take approximately two years with approval expected before the end of 2013.  The extended power uprates are scheduled to be implemented during the 2014 and 2015 refueling outages.

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

Compliance Audits and Self Reports
In November 2010, the NSP System (the electric production and transmission system of NSP-Minnesota is managed as an integrated system with that of NSP-Wisconsin, jointly referred to as the NSP System) filed a self-report with the Midwest Reliability Organization (MRO) regarding potential violations of certain NERC critical infrastructure protection standards (CIPS).  Additional self-reports of potential violations of CIPS standards were filed in January 2011.  Based on the issues identified with CIPS compliance, the NSP System submitted a mitigation plan that provides for a comprehensive review of its CIPS compliance programs.  Whether and to what extent penalties may be assessed against the NSP System for the issues identified and self-reported to date is unclear.

In February and March 2011, the NSP System was subject to a comprehensive triennial audit by the MRO regarding compliance with various NERC mandatory reliability standards, including CIPS.  The MRO found potential violations of seven standards; five are related to CIPS.  The written MRO reports are now being completed, and none of the potential violations are expected to result in a material penalty.

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

In February 2010, the NERC notified NSP-Minnesota that it was commencing a non-public investigation of NSP-Minnesota maintenance practices associated with insulating oil levels in bulk electric system substations, as the result of an anonymous complaint received by the NERC.  In February 2011, NERC transferred responsibility for completing the compliance investigation to the MRO.  The MRO reviewed the status of insulating oil levels during the triennial compliance audit in first quarter 2011.  In July 2011, the NERC issued a preliminary findings report with three potential violations of NERC reliability standards, which NSP-Minnesota will respond to in August 2011.  The outcomes of the compliance investigations, and whether and to what extent the NERC or the MRO may seek to impose penalties for alleged violations, are unknown at this time.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2011, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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

Additional Information

See Notes 5 and 6 of the consolidated financial statements for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference.  Reference also is made to Item 3 and Notes 11and 12 of NSP-Minnesota’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

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

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs.  Numerous states have announced or adopted programs to stabilize and reduce GHGs, and federal legislation has been introduced in both houses of Congress.  Internationally, other nations have already agreed to regulate emissions of GHGs pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol,” by 2012.  In addition, in 2009, the U.S. submitted a non-binding GHG emission reduction target of 17 percent compared to 2005 levels pursuant to the Copenhagen Accord.  Such legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA. In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold.  The EPA has also announced that it will propose GHG regulations applicable to emissions from existing power plants in September 2011, with final standards to be issued in May 2012.

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

Many of the federal and state climate change legislative proposals use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time. The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations.  Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions.  There are many uncertainties, however, regarding when and in what form climate change legislation or regulation will be enacted.  The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations.  Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

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

Item 6 — EXHIBITS

*Indicates incorporation by reference

t
Furnished, herewith, not filed.  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
101 t
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholder’s Equity and Comprehensive Income, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

Aug. 1, 2011
	By:	/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer