Form 10-Q
period 2011-09-30
NORTHERN STATES POWER CO
filed 2011-10-28
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2011
Common Stock, $0.01 par value	1,000,000 shares

Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 4 —	Controls and Procedures	35

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	35
Item 1A —	Risk Factors	36
Item 6 —	Exhibits	37

SIGNATURES		38

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART 1 — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Operating revenues
Electric	$1,103,875	$1,068,416	$2,916,082	$2,761,268
Natural gas	58,914	57,211	439,562	397,831
Other	5,349	5,286	15,912	15,211
Total operating revenues	1,168,138	1,130,913	3,371,556	3,174,310

Operating expenses
Electric fuel and purchased power	428,333	457,805	1,181,007	1,182,538
Cost of natural gas sold and transported	28,532	28,810	286,744	269,356
Cost of sales — other	3,341	3,159	9,132	8,729
Other operating and maintenance expenses	266,451	258,015	783,291	770,603
Conservation program expenses	33,594	21,511	102,006	56,962
Depreciation and amortization	111,436	105,670	316,264	301,210
Taxes (other than income taxes)	40,580	38,269	126,567	117,876
Total operating expenses	912,267	913,239	2,805,011	2,707,274

Operating income	255,871	217,674	566,545	467,036

Other income, net	102	1,766	1,781	1,409
Allowance for funds used during construction — equity	8,700	9,197	28,439	26,698

Interest charges and financing costs
Interest charges — includes other financing costs of $1,636, $1,405, $4,678 and $4,216, respectively	52,069	50,407	155,997	149,940
Allowance for funds used during construction — debt	(4,753)	(4,115)	(16,037)	(13,592)
Total interest charges and financing costs	47,316	46,292	139,960	136,348

Income before income taxes	217,357	182,345	456,805	358,795
Income taxes	75,455	72,558	157,505	140,829
Net income	$141,902	$109,787	$299,300	$217,966

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Nine Months Ended Sept. 30,
	2011	2010
Operating activities
Net income	$299,300	$217,966
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	320,295	300,455
Nuclear fuel amortization	75,292	78,150
Deferred income taxes	136,672	174,603
Amortization of investment tax credits	(2,021)	(2,338)
Allowance for equity funds used during construction	(28,439)	(26,698)
Net realized and unrealized hedging and derivative transactions	711	(8,534)
Changes in operating assets and liabilities:
Accounts receivable	(4,855)	10,061
Accrued unbilled revenues	65,382	52,331
Inventories	(2,621)	(13,889)
Other current assets	10,382	(60,131)
Accounts payable	(51,371)	(146,757)
Net regulatory assets and liabilities	108,126	32,502
Other current liabilities	19,929	(3,590)
Pension and other employee benefits	(44,394)	1,557
Change in other noncurrent assets	(1,600)	284
Change in other noncurrent liabilities	(30,875)	(16,177)
Net cash provided by operating activities	869,913	589,795

Investing activities
Utility capital/construction expenditures	(809,953)	(892,638)
Merricourt refund	101,261	-
Merricourt deposit	(90,833)	-
Allowance for equity funds used during construction	28,439	26,698
Purchase of investments in external decommissioning fund	(1,741,907)	(3,309,093)
Proceeds from the sale of investments in external decommissioning fund	1,741,909	3,314,356
Investments in utility money pool arrangement	(432,000)	(55,500)
Repayments from utility money pool arrangement	432,000	62,500
Advances to affiliate	(111,300)	(218,200)
Advances from affiliate	148,300	229,800
Change in restricted cash	(100,007)	-
Other investments	(3,946)	444
Net cash used in investing activities	(838,037)	(841,633)

Financing activities
Borrowings under utility money pool arrangement	253,600	657,500
Repayments under utility money pool arrangement	(184,600)	(657,500)
Proceeds from issuance of long-term debt	-	493,609
Repayment of long-term debt, including reacquisition premiums	(30)	(175,029)
Capital contributions from parent	125,000	211,431
Dividends paid to parent	(232,510)	(174,569)
Net cash (used in) provided by financing activities	(38,540)	355,442

Net (decrease) increase in cash and cash equivalents	(6,664)	103,604
Cash and cash equivalents at beginning of period	38,408	46,303
Cash and cash equivalents at end of period	$31,744	$149,907

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(162,167)	$(160,079)
Cash paid for income taxes, net	(19,654)	(18,846)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$23,436	$36,193

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

Assets	Sept. 30, 2011	Dec. 31, 2010
Current assets
Cash and cash equivalents	$31,744	$38,408
Restricted cash	100,007	-
Notes receivable from affiliates	-	37,000
Accounts receivable, net	319,032	313,485
Accounts receivable from affiliates	26,174	26,866
Accrued unbilled revenues	184,011	249,393
Inventories	282,794	280,173
Regulatory assets	160,605	164,943
Derivative instruments	36,611	39,892
Prepayments and other	35,143	39,229
Total current assets	1,176,121	1,189,389

Property, plant and equipment, net	8,515,199	7,822,220

Other assets
Nuclear decommissioning fund and other investments	1,291,076	1,366,069
Regulatory assets	789,869	671,391
Derivative instruments	83,932	101,258
Other	31,423	31,333
Total other assets	2,196,300	2,170,051
Total assets	$11,887,620	$11,181,660

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$450,005	$19
Borrowings under utility money pool arrangement	69,000	-
Accounts payable	306,576	384,455
Accounts payable to affiliates	46,257	61,753
Taxes accrued	153,023	140,020
Accrued interest	42,367	66,641
Dividends payable to parent	-	58,372
Derivative instruments	51,545	27,311
Regulatory liabilities	177,478	42,122
Other	121,661	103,525
Total current liabilities	1,417,912	884,218

Deferred credits and other liabilities
Deferred income taxes	1,594,681	1,449,082
Deferred investment tax credits	32,416	34,437
Asset retirement obligations	1,194,189	875,361
Regulatory liabilities	466,805	462,574
Pension and employee benefit obligations	311,027	351,130
Derivative instruments	183,818	197,771
Other	64,689	93,025
Total deferred credits and other liabilities	3,847,625	3,463,380

Commitments and contingent liabilities
Capitalization
Long-term debt	2,888,643	3,337,893
Common stock – authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Additional paid in capital	2,366,387	2,241,387
Retained earnings	1,377,100	1,251,938
Accumulated other comprehensive (loss) income	(10,057)	2,834
Total common stockholder's equity	3,733,440	3,496,169
Total liabilities and equity	$11,887,620	$11,181,660

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2011 and Dec. 31, 2010; the results of its operations for the three and nine months ended Sept. 30, 2011 and 2010; and its cash flows for the nine months ended Sept. 30, 2011 and 2010. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2011 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011. NSP-Minnesota does not expect the implementation of this presentation guidance to have a material impact on its consolidated financial statements.

Multiemployer Plans — In September 2011, the FASB issued Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan (ASU No. 2011-09), which updates the Codification to require certain disclosures about an entity’s involvement with multiemployer pension and other postretirement benefit plans. These updates do not affect recognition and measurement guidance for an employer’s participation in multiemployer plans, but rather require additional disclosure such as the nature of multiemployer plans and the employer’s participation, contributions to the plans and details regarding significant plans. These updates to the Codification are effective for annual periods ending after Dec. 15, 2011. NSP-Minnesota does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Accounts receivable, net
Accounts receivable	$339,764	$334,481
Less allowance for bad debts	(20,732)	(20,996)
	$319,032	$313,485
Inventories
Materials and supplies	$129,264	$122,706
Fuel	89,764	95,804
Natural gas	63,766	61,663
	$282,794	$280,173
Property, plant and equipment, net
Electric plant	$11,349,307	$10,563,424
Natural gas plant	994,543	979,256
Common and other property	507,191	510,577
Construction work in progress	722,205	695,292
Total property, plant and equipment	13,573,246	12,748,549
Less accumulated depreciation	(5,370,621)	(5,222,980)
Nuclear fuel	1,928,912	1,837,697
Less accumulated amortization	(1,616,338)	(1,541,046)
	$8,515,199	$7,822,220

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012. The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010. As of Sept. 30, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2011, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations was 2007. As of Sept. 30, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Unrecognized tax benefit — Permanent tax positions	$2.0	$4.0
Unrecognized tax benefit — Temporary tax positions	17.7	18.5
Unrecognized tax benefit balance	$19.7	$22.5

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2011	Dec. 31, 2010
NOL and tax credit carryforwards	$(8.6)	$(11.0)

The decrease in the unrecognized tax benefit balance for the nine months ended Sept. 30, 2011 of $2.8 million was due primarily to the resolution of certain federal audit matters and adjustments for prior year’s activity. NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $13 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at Sept. 30, 2011 and Dec. 31, 2010 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2011 or Dec. 31, 2010.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Base Rates

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

NSP-Minnesota Electric Rate Case — In November 2010, NSP-Minnesota filed a request with the MPUC to increase annual electric rates in Minnesota for 2011 by approximately $150 million, or an increase of 5.62 percent and an additional increase of $48.3 million or 1.81 percent in 2012. The rate filing was based on a 2011 forecast test year and included a requested return on equity (ROE) of 11.25 percent, an electric rate base of approximately $5.6 billion and an equity ratio of 52.56 percent.

The MPUC approved an interim rate increase of $123 million, subject to refund, effective Jan. 2, 2011. The interim rates will remain in effect until the MPUC makes its final decision on the case.

In June 2011, NSP-Minnesota revised its requested rate increase to $122.8 million, reflecting a revised ROE of 10.85 percent and other adjustments. The Division of Energy Resources (DOER) revised its recommended rate increase to approximately $84.7 million in 2011 and an additional rate increase of $34 million in 2012, reflecting an ROE of 10.37 percent. The primary differences between the NSP-Minnesota requested rate increase and the DOER updated recommendation are associated with ROE and compensation related issues.

In August 2011, NSP-Minnesota submitted supplemental testimony, revising its requested rate increase to approximately $122 million for 2011 and a 2012 step increase of approximately $29 million. The revisions are due to NSP-Minnesota’s decision to delay the Monticello nuclear plant extended power uprate from the fall of 2011 to the fall of 2012. Subsequently, NSP-Minnesota anticipates prolonging the extended power uprate to the spring 2013 refueling outage.

NSP-Minnesota has recorded a provision for revenue subject to refund of approximately $27 million for the first nine months of 2011, of which $12 million was recorded during the three months ended Sept. 30, 2011. The provision reflects an outcome that is consistent with the DOER position on various issues.

The MPUC decision is expected in the first quarter of 2012.

Pending and Recently Concluded Regulatory Proceedings — North Dakota Public Service Commission (NDPSC)

NSP-Minnesota North Dakota Electric Rate Case — In December 2010, NSP-Minnesota filed a request with the NDPSC to increase 2011 electric rates in North Dakota by approximately $19.8 million, or an increase of 12 percent in 2011 and a step increase of $4.2 million, or 2.6 percent in 2012. The rate filing is based on a 2011 forecast test year and includes a requested ROE of 11.25 percent, an electric rate base of approximately $328 million and an equity ratio of 52.56 percent.

The NDPSC approved an interim rate increase of approximately $17.4 million, subject to refund, effective Feb. 18, 2011. The interim rates will remain in effect until the NDPSC makes its final decision on the case.

In May 2011, NSP-Minnesota revised its rate request to approximately $18.0 million, or an increase of 11 percent, for 2011 and $2.4 million, or 1.4 percent, for the additional increase in 2012, due to the termination of the Merricourt wind project.

In September 2011, NSP-Minnesota reached a settlement with the NDPSC Advocacy Staff. If approved, the settlement would result in a rate increase of $13.7 million in 2011 and an additional step increase of $2.0 million in 2012, based on a 10.4 percent ROE and black box settlement for all other issues. To address 2011 sales coming in below test year projections, the settlement includes a true-up to 2012 non-fuel revenues plus the settlement rate increase.

In October 2011, the NDPSC held hearings on the settlement. An NDPSC decision is expected in the fourth quarter of 2011 with final rates expected to be implemented in the first quarter of 2012.

Pending and Recently Concluded Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

NSP-Minnesota South Dakota Electric Rate Case — In June 2011, NSP-Minnesota filed a request with the SDPUC to increase South Dakota electric rates by $14.6 million annually, effective in 2012. The proposed increase included $0.7 million in revenues currently recovered through automatic recovery mechanisms. The request is based on a 2010 historic test year adjusted for known and measurable changes, a requested ROE of 11 percent, a rate base of $323.4 million and an equity ratio of 52.48 percent. NSP-Minnesota also requested approval of a nuclear cost recovery rider to recover the actual investment cost of the Monticello nuclear plant life cycle management and extended power uprate project that is not reflected in the test year.

As a result of delays in the South Dakota rate case process, NSP-Minnesota anticipates requesting implementation of interim rates beginning Jan. 1, 2012 in the fourth quarter of 2011. A final decision on interim rates is expected in the first quarter of 2012.

Electric, Purchased Gas and Resource Adjustment Clauses

Conservation Improvement Program (CIP) Rider — CIP expenses are recovered through base rates and a rider that is adjusted annually. Under the 2010 electric CIP rider request approved by the MPUC in October 2010, NSP-Minnesota recovered $67.3 million through the rider during November 2010 to September 2011. This is in addition to $48.5 million recovered through base rates. NSP-Minnesota recovered $20.6 million through the natural gas CIP rider approved in November 2010, during December 2010 to September 2011. This is in addition to $3.3 million recovered in base rates.

In 2011, NSP-Minnesota filed its annual rider petitions requesting recovery of $84.8 million of electric CIP expenses and financial incentives and $13.6 million of natural gas CIP expenses and financial incentives to be recovered during October 2011 through September 2012. This proposed recovery through the riders is in addition to an estimated $52.6 million and $3.8 million through electric and gas base rates, respectively.

Renewable Development Fund (RDF) Rider — The MPUC has approved an RDF rider that allows annual adjustments to retail electric rates to provide for the recovery of RDF program and project expenses. The primary components of RDF costs are legislatively mandated expenses such as renewable energy production incentive payments and bonus solar rebates. In October 2010, NSP-Minnesota filed its annual request to recover $19.2 million in expenses for 2011. In June 2011, the MPUC approved recovery of the costs requested.

In October 2011, NSP-Minnesota filed its annual request to recover $17.3 million in expenses for 2012.

Transmission Cost Recovery (TCR) Rider — The MPUC has approved a TCR rider that allows annual adjustments to retail electric rates to provide recovery of certain incremental transmission investments between rate cases. In September 2011, the MPUC approved a TCR rider expected to recover $11.5 million in 2011, as well as $22.3 million in 2012. Rates are expected to be effective beginning Nov. 1, 2011.

Renewable Energy Standard (RES) Rider — The MPUC has approved a RES rider to recover the costs for utility-owned projects implemented in compliance with the Minnesota RES. In September 2011, the MPUC approved a RES rider to recover $40.8 million during 2011. The MPUC also ordered that $9.5 million of over-recovery be credited to customers during November 2011, and to begin collecting forecasted Dec. 1, 2011 through Dec. 31, 2012 revenue requirements of $43.1 million beginning Dec. 1, 2011.

Annual Automatic Adjustment Report — In September 2011, NSP-Minnesota filed its annual electric and natural gas automatic adjustment reports for July 1, 2010 through June 30, 2011. During that time period, $822.8 million in fuel and purchased energy costs were recovered from Minnesota electric customers through the fuel clause adjustment. In addition, approximately $371.6 million of purchased natural gas and transportation costs were recovered from Minnesota natural gas customers through the purchased gas adjustment.

The DOER recommended approval of the 2009/2010 gas automatic adjustment report in June 2011 for recovery of $354.5 million, and the report is pending MPUC action. The 2009/2010 electric automatic adjustment report for recovery of $749.5 million is pending DOER comments and MPUC action.

The MPUC approved the 2008/2009 gas automatic adjustment report in March 2011 for recovery of $500.8 million. Approval of the 2008/2009 electric automatic adjustment report for recovery of $803.6 million is pending DOER comments and MPUC action.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Rate Increase for Grandfathered Transmission Service Customers — In May 2010, NSP-Minnesota filed a request with the FERC to revise the rate applicable to eight wholesale customers taking transmission service under a “grandfathered” 1998 rate schedule (known as Tm-1). A FERC ALJ approved an interim rate increase of approximately $5 million in January 2011. In October 2011, the FERC approved the settlement, which resulted in an increase in revenues for NSP-Minnesota of approximately $3.5 million annually.

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

NSP-Minnesota has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operating and maintenance (O&M) expenses, historical and estimated future fuel and electricity prices, and financing activities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. NSP-Minnesota had approximately 1,064 megawatts (MW) of capacity under long-term purchased power agreements as of Sept. 30, 2011 and Dec. 31, 2010 with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2028.

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

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Regulation — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare. In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold.

GHG New Source Performance Standard Proposal — The EPA plans to propose GHG regulations applicable to emissions from new and existing power plants under the Clean Air Act (CAA). The EPA had planned to release its proposal in September 2011, but has delayed it without establishing a new proposal date.

Cross State Air Pollution Rule (CSAPR) — On July 7, 2011, the EPA issued its CSAPR. The rule, previously called the Clean Air Transport Rule (CATR), addresses long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the U.S., including Minnesota. The CSAPR sets more stringent requirements than the proposed CATR. The rule creates an emissions trading program. NSP-Minnesota may comply by reducing emissions and/or purchasing allowances. The CSAPR is a final rule and requires compliance beginning in 2012.

To comply with the CSAPR in Minnesota, NSP-Minnesota currently intends to utilize a combination of emissions reductions through control technology upgrades at NSP-Minnesota’s Sherco plant, including the installation of a sparger system for SO2 control, at an estimated cost of $10 million total in 2012 and 2013, and system operating changes to the Black Dog and the Sherco plants. If available, NSP-Minnesota will also consider allowance purchases. In addition, NSP-Minnesota has filed a petition for reconsideration with the EPA and a petition for review of the CSAPR with the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit) seeking the allocation of additional emission allowances to NSP-Minnesota. NSP-Minnesota contends that the EPA’s method of allocating allowances arbitrarily resulted in fewer allowances for its Riverside and High Bridge plants than should have been awarded to reflect their operations during the baseline period, which included coal-fired operations prior to their conversion to natural gas. If successful, additional allowances would reduce NSP-Minnesota’s costs to comply with the reductions imposed by the CSAPR.

NSP-Minnesota continues to evaluate its compliance strategy. NSP-Minnesota believes the cost of any required capital investment, allowance purchases or costs associated with redispatch will be recoverable from customers.

Clean Air Interstate Rule (CAIR) — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. In 2008, the D.C. Circuit vacated and remanded the CAIR, but subsequently allowed the CAIR to continue into effect pending the EPA’s adoption of a new rule that addressed the deficiencies found by the court. In 2011, the EPA finalized the CSAPR to replace the CAIR beginning in 2012. The CAIR does not apply in Minnesota because the court specifically found that the EPA had not adequately justified the application of the CAIR to Minnesota.

Electric Generating Unit (EGU) Maximum Achievable Control Technology (MACT) Rule — In 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants. In February 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.

In March 2011, the EPA issued the proposed EGU MACT designed to address emissions of mercury and other hazardous air pollutants for coal-fired utility units greater than 25 MW. The EPA has indicated that it intends to issue the final rule by December 2011. NSP-Minnesota anticipates that the EPA will require affected facilities to demonstrate compliance within three to four years. NSP-Minnesota believes these costs would be recoverable through regulatory mechanisms, and it does not expect a material impact on its results of operations.

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

In December 2009, NSP-Minnesota filed its mercury control plan at Sherco Units 1 and 2 with the MPUC and the Minnesota Pollution Control Agency (MPCA). In October 2010, the MPUC approved the plan, which will require installation of mercury controls on Sherco Units 1 and 2 by the end of 2014. NSP-Minnesota has incurred $1.5 million in study costs to date and spent $0.6 million through Dec. 31, 2010 for testing and studying of technologies. At Sept. 30, 2011, the estimated annual testing and study cost is $0.5 million. NSP-Minnesota projects installation costs of $12.0 million for the units and O&M expense of $10.0 million per year beginning in 2014.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules regarding provisions that require the installation and operation of emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the U.S. Individual states are required to identify the facilities located in their states that will have to reduce SO2, NOx and particulate matter emissions under BART and then set emissions limits for those facilities.

NSP-Minnesota submitted its BART alternatives analysis for Sherco Units 1 and 2 in 2006. The MPCA reviewed the BART analyses for all units in Minnesota and determined that overall, compliance with CAIR is better than BART. The MPCA completed their determination and proposed SO2 and NOx limits in the draft state implementation plan (SIP) that are equivalent to the reductions made under CAIR. Neither the MPCA nor the EPA has yet made a determination that the compliance with the CSAPR is better than BART or that compliance with the CSAPR will fulfill the obligation to comply with BART.

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

Federal Clean Water Act (CWA Section 316 (b)) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. In April 2011, the EPA published the proposed rule that was modified to address earlier court decisions. The proposed rule sets prescriptive standards for minimization of aquatic species impingement but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office. NSP-Minnesota provided comments to the proposed rule. Due to the uncertainty of the final regulatory requirements, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

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

Notice of Violation (NOV) — In June 2011, NSP-Minnesota received an NOV from the EPA alleging violations of the New Source Review (NSR) requirements of the CAA at the Sherco plant and Black Dog plant in Minnesota. The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid 2000s should have required a permit under the NSR process. NSP-Minnesota believes it has acted in full compliance with the CAA and NSR process. NSP-Minnesota also believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements. NSP-Minnesota disagrees with the assertions contained in the NOV and intends to vigorously defend its position. It is not known whether any costs would be incurred as a result of this notice.

Legal Contingencies

Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material effect on NSP-Minnesota’s financial position and results of operations.

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against the following utilities, including Xcel Energy Inc., the parent company of NSP-Minnesota, to force reductions in carbon dioxide (CO2) emissions: American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds. In August 2010, this decision was reversed by the Second Circuit and was appealed to the U.S. Supreme Court. In June 2011, the Supreme Court issued a ruling reversing the Second Circuit’s decision, thereby dismissing the plaintiffs’ federal claims and remanding the case for further proceedings regarding the state law claims. In September 2011, plaintiffs submitted a letter to the Second Circuit seeking to voluntarily dismiss the complaint.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Minnesota, and 23 other utility, oil, gas and coal companies. Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village. Xcel Energy Inc. and NSP-Minnesota believe the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008. In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds. In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Oral arguments are set for Nov. 28, 2011. It is unknown when the Ninth Circuit will render a final opinion. The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina. Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million. No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — On May 27, 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi. The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property. Plaintiffs base their claims on public and private nuisance, trespass and negligence. Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota. The amount of damages claimed by plaintiffs is unknown. It is believed that this lawsuit is without merit. No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Merricourt Wind Project Litigation — On April 1, 2011, NSP-Minnesota terminated its agreements with enXco Development Corporation (enXco) for the development of a 150 MW wind project in southeastern North Dakota. NSP-Minnesota’s decision to terminate the agreements was based in large part on the adverse impact this project could have on endangered or threatened species protected by federal law and the uncertainty in cost and timing in mitigating this impact. NSP-Minnesota also terminated the agreements due to enXco’s nonperformance of certain other conditions, including failure to obtain a Certificate of Site Compatibility and the failure to close on the contracts by an agreed upon date of March 31, 2011. As a result, NSP-Minnesota recorded a $101 million deposit in the first quarter 2011, which was collected in April 2011. On May 5, 2011, NSP-Minnesota filed a declaratory judgment action in U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreements. On that same day, enXco also filed a separate lawsuit in the same court seeking, among other things, in excess of $240 million for an alleged breach of contract. NSP-Minnesota believes enXco’s lawsuit is without merit and has filed a motion to dismiss. On Sept. 16, 2011, the U.S. District Court denied the motion to dismiss. The trial is set to begin in late 2012 or early 2013. No accrual has been recorded for this matter.

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

In July 2011, the U.S. and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the U.S. to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, currently estimated to be an additional $100 million. The settlement does not address costs for used fuel storage after 2013; such costs could be the subject of future litigation. NSP-Minnesota received the initial $100 million payment in August 2011, of which $15 million is expected to be allocated to NSP-Wisconsin through the interchange agreement. NSP-Minnesota will make the appropriate regulatory filings to address the best means of returning these settlement amounts to ratepayers and to deal with costs of litigation. As of Sept. 30, 2011, the payment received from the DOE has been recorded as restricted cash and a regulatory liability.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. The following table presents commercial paper outstanding for NSP-Minnesota:

(Millions of Dollars)	Three Months Ended Sept. 30, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$500	$482
Amount outstanding at period end	-	-
Average amount outstanding	21	35
Maximum amount outstanding	80	389
Weighted average interest rate, computed on a daily basis	0.34%	0.37%
Weighted average interest rate at period end	N/A	N/A

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Minnesota must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an amount exceeding available capacity under the credit agreement.

During March of 2011, NSP-Minnesota executed a new four-year credit agreement. The total size of the credit facility is $500 million and terminates in March 2015. NSP-Minnesota has the right to request an extension of the revolving termination date for two additional one-year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings. Other features of NSP-Minnesota’s credit facility include:

•	The credit facility may be increased by up to $100 million.
•
The credit facility has a financial covenant requiring that NSP-Minnesota’s debt-to-total capitalization ratio be less than or equal to 65 percent. NSP-Minnesota was in compliance as its debt-to-total capitalization ratio was 48 percent at Sept. 30, 2011. If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Minnesota will be in default on its borrowings under the facility if NSP-Minnesota or any of its subsidiaries whose total assets exceed 15 percent of NSP-Minnesota’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•
The interest rates under the line of credit are based on the Eurodollar rate or an alternate base rate, plus a borrowing margin of 0 to 200 basis points per year based on the applicable credit ratings.

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.
•	NSP-Wisconsin’s intercompany borrowing arrangement with NSP-Minnesota was subsequently terminated.

At Sept. 30, 2011, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$500.0	$7.1	$492.9

(a) Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at Sept. 30, 2011 and Dec. 31, 2010.

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2011 and Dec. 31, 2010, there were $7.1 million and $5.3 million of letters of credit outstanding, respectively, under the credit facility. An additional $1.1 million of letters of credit not issued under the credit facility were outstanding at Sept. 30, 2011 and Dec. 31, 2010. The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

The following table presents money pool borrowings for NSP-Minnesota:

(Millions of Dollars)	Three Months Ended Sept. 30, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$250	$250
Amount outstanding at period end	69	-
Average amount outstanding	13	18
Maximum amount outstanding	69	142
Weighted average interest rate, computed on a daily basis	0.35%	0.37%
Weighted average interest rate at period end	0.35	N/A

Long-Term Borrowings — NSP-Minnesota plans to refinance the current portion of long-term debt coming due in 2012.

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

Interest rate derivatives — The fair value of interest rate derivatives are based on broker quotes utilizing market interest rate curves.

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

Non-Derivative Instruments Fair Value Measurements

The Nuclear Regulatory Commission (NRC) requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning the Monticello and Prairie Island nuclear generating plants. The fund contains cash equivalents, debt securities, equity securities, and other investments — all classified as available-for-sale securities under the applicable accounting guidance. NSP-Minnesota plans to reinvest proceeds from matured securities until decommissioning begins.

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

Unrealized gains for the nuclear decommissioning fund were $54.4 million and $82.5 million at Sept. 30, 2011 and Dec. 31, 2010, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $140.9 million and $65.2 million at Sept. 30, 2011 and Dec. 31, 2010, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments recurring fair value measurements, the nuclear decommissioning fund investments, at Sept. 30, 2011 and Dec. 31, 2010:

	Sept. 30, 2011
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$77,875	$75,370	$2,505	$-	$77,875
Commingled funds	296,629	-	267,511	-	267,511
International equity funds	63,781	-	56,956	-	56,956
Debt securities:
Government securities	163,744	-	168,798	-	168,798
U.S. corporate bonds	174,314	-	176,450	-	176,450
Foreign securities	35,434	-	35,558	-	35,558
Municipal bonds	43,652	-	46,229	-	46,229
Asset-backed securities	10,251	-	-	10,246	10,246
Mortgage-backed securities	51,674	-	-	54,815	54,815
Equity securities:
Common stock	440,855	377,253	-	-	377,253
Total	$1,358,209	$452,623	$754,007	$65,061	$1,271,691

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $19.4 million of miscellaneous investments.

	Dec. 31, 2010
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$83,837	$76,281	$7,556	$-	$83,837
Commingled funds	131,000	-	133,080	-	133,080
International equity funds	54,561	-	58,584	-	58,584
Debt securities:
Government securities	146,473	-	146,654	-	146,654
U.S. corporate bonds	279,028	-	288,304	-	288,304
Foreign securities	1,233	-	1,581	-	1,581
Municipal bonds	100,277	-	97,557	-	97,557
Asset-backed securities	32,558	-	-	33,174	33,174
Mortgage-backed securities	68,072	-	-	72,589	72,589
Equity securities:
Common stock	436,334	435,270	-	-	435,270
Total	$1,333,373	$511,551	$733,316	$105,763	$1,350,630

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $15.4 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments:

	Three Months Ended Sept. 30,
	2011		2010
	Mortgage-	Asset-	Mortgage-	Asset-
	Backed	Backed	Backed	Backed
(Thousands of Dollars)	Securities	Securities	Securities	Securities
Balance at July 1	$62,271	$21,004	$65,059	$40,067
Purchases	1,972	9,496	-	-
Settlements	(8,978)	(19,443)	(1,949)	(5,744)
(Losses) gains recognized as regulatory assets and liabilities	(450)	(811)	1,286	171
Balance at Sept. 30	$54,815	$10,246	$64,396	$34,494

	Nine Months Ended Sept. 30,
	2011		2010
	Mortgage-	Asset-	Mortgage-	Asset-
	Backed	Backed	Backed	Backed
(Thousands of Dollars)	Securities	Securities	Securities	Securities
Balance at Jan. 1	$72,589	$33,174	$81,189	$11,918
Purchases	101,037	10,252	46,477	36,042
Settlements	(117,435)	(32,559)	(68,124)	(13,853)
(Losses) gains recognized as regulatory assets and liabilities	(1,376)	(621)	4,854	387
Balance at Sept. 30	$54,815	$10,246	$64,396	$34,494

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class at Sept. 30, 2011:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$8,232	$105,016	$35,623	$19,927	$168,798
U.S. corporate bonds	345	42,949	114,639	18,517	176,450
Foreign securities	-	16,569	18,032	957	35,558
Municipal bonds	-	-	33,282	12,947	46,229
Asset-backed securities	-	5,836	4,410	-	10,246
Mortgage-backed securities	-	-	1,171	53,644	54,815
Debt securities	$8,577	$170,370	$207,157	$105,992	$492,096

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

At Sept. 30, 2011, NSP-Minnesota had unsettled interest rate swaps outstanding with a total notional amount of $225 million. These interest rate swaps were designated as hedges, and as such, changes in fair value are recorded to OCI.

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

At Sept. 30, 2011, NSP-Minnesota had vehicle fuel contracts designated as cash flow hedges extending through December 2014. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2011 and 2010.

At Sept. 30, 2011, accumulated OCI related to commodity derivative cash flow hedges included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options, and FTRs at Sept. 30, 2011 and Dec. 31, 2010:

(Amounts in Thousands) (a)(b)	Sept. 30, 2011	Dec. 31, 2010
Megawatt hours (MWh) of electricity	53,709	44,376
MMBtu of natural gas	14,620	14,100
Gallons of vehicle fuel	358	440

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated OCI, included as a component of common stockholder’s equity, is detailed in the following tables:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive income related to cash flow hedges at July 1	$5,021	$4,368
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(13,112)	25
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(34)	306
Accumulated other comprehensive (loss) income related to cash flow hedges at Sept. 30	$(8,125)	$4,699

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$4,977	$3,941
After-tax net unrealized losses related to derivatives accounted for as hedges	(13,007)	(108)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(95)	866
Accumulated other comprehensive (loss) income related to cash flow hedges at Sept. 30	$(8,125)	$4,699

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

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2011 and 2010, on OCI, regulatory assets and liabilities, and income:

	Three Months Ended Sept. 30, 2011
	Fair Value Changes Recognized During the Period in:		Pre-Tax Amounts Reclassified into Income During the Period from:				Pre-Tax Gains
(Thousands of Dollars)	Other Comprehensive Loss	Regulatory Assets and Liabilities	Other Comprehensive Loss		Regulatory Assets and Liabilities		Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(22,032)	$-	$(27	) (a)	$-		$-
Vehicle fuel and other commodity	(116)	-	(30	) (e)	-		-
Total	$(22,148)	$-	$(57)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$338	(b)
Electric commodity	-	10,392	-		(11,050	) (c)	-
Natural gas commodity	-	(8,106)	-		-		-
Total	$-	$2,286	$-		$(11,050)		$338

	Nine Months Ended Sept. 30, 2011
	Fair Value Changes Recognized During the Period in:		Pre-Tax Amounts Reclassified into Income During the Period from:				Pre-Tax Gains
(Thousands of Dollars)	Other Comprehensive (Loss) Income	Regulatory Assets and Liabilities	Other Comprehensive Loss		Regulatory Assets and Liabilities		Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(22,032)	$-	$(81	) (a)	$-		$-
Vehicle fuel and other commodity	61	-	(85	) (e)	-		-
Total	$(21,971)	$-	$(166)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$7,013	(b)
Electric commodity	-	29,537	-		(28,605	) (c)	-
Natural gas commodity	-	(11,658)	-		10,928	(d)	-
Total	$-	$17,879	$-		$(17,677)		$7,013

	Three Months Ended Sept. 30, 2010
	Fair Value Changes Recognized During the Period in:		Pre-Tax Amounts Reclassified into Income During the Period from:				Pre-Tax Gains
(Thousands of Dollars)	Other Comprehensive Income	Regulatory Assets and Liabilities	Other Comprehensive (Loss) Income		Regulatory Assets and Liabilities		Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(27	) (a)	$-		$-
Vehicle fuel and other commodity	42	-	548	(e)	-		-
Total	$42	$-	$521		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$4,888	(b)
Electric commodity	-	6,569	-		(8,259	) (c)	-
Natural gas commodity	-	(11,794)	-		-		-
Total	$-	$(5,225)	$-		$(8,259)		$4,888

	Nine Months Ended Sept. 30, 2010
	Fair Value Changes Recognized During the Period in:		Pre-Tax Amounts Reclassified into Income During the Period from:				Pre-Tax Gains
(Thousands of Dollars)	Other Comprehensive Loss	Regulatory Assets and Liabilities	Other Comprehensive (Loss) Income		Regulatory Assets and Liabilities		Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(81	) (a)	$-		$-
Vehicle fuel and other commodity	(184)	-	1,548	(e)	-		-
Total	$(184)	$-	$1,467		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$11,015	(b)
Electric commodity	-	(3,014)	-		(13,097	) (c)	-
Natural gas commodity	-	(19,638)	-		586	(d)	-
Total	$-	$(22,652)	$-		$(12,511)		$11,015

(a)	Recorded to interest charges.
(b)	Recorded to electric operating revenues. Portions of these gains and losses are shared with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
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

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Minnesota enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. If the credit ratings at NSP-Minnesota were downgraded below investment grade, no contracts underlying NSP-Minnesota’s derivative liabilities at Sept. 30, 2011 and Dec. 31, 2010 would have required the posting of collateral or contract settlement.

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

Recurring Fair Value Measurements — The following table presents, for each of the hierarchy levels, NSP-Minnesota’s derivative assets and liabilities that are measured at fair value on a recurring basis at Sept. 30, 2011:

	Sept. 30, 2011
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$79	$-	$79	$-	$79
Other derivative instruments:
Trading commodity	55	18,477	31	18,563	(8,465)	10,098
Electric commodity	-	-	4,978	4,978	(1,653)	3,325
Total current derivative assets	$55	$18,556	$5,009	$23,620	$(10,118)	13,502
Purchased power agreements (a)						23,109
Current derivative instruments						$36,611

Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$41	$-	$41	$-	$41
Other derivative instruments:
Trading commodity	-	25,267	-	25,267	(1,770)	23,497
Total noncurrent derivative assets	$-	$25,308	$-	$25,308	$(1,770)	23,538
Purchased power agreements (a)						60,394
Noncurrent derivative instruments						$83,932

Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$-	$22,032	$-	$22,032	$-	$22,032
Other derivative instruments:
Trading commodity	14	14,043	37	14,094	(8,101)	5,993
Electric commodity	-	-	1,653	1,653	(1,653)	-
Natural gas commodity	521	9,147	-	9,668	-	9,668
Total current derivative liabilities	$535	$45,222	$1,690	$47,447	$(9,754)	37,693
Purchased power agreements (a)						13,852
Current derivative instruments						$51,545

Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$9,106	$-	$9,106	$(1,770)	7,336
Total noncurrent derivative liabilities	$-	$9,106	$-	$9,106	$(1,770)	7,336
Purchased power agreements (a)						176,482
Noncurrent derivative instruments						$183,818

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

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for the three and nine months ended Sept. 30, 2011. The following table presents the transfers that occurred between levels during the three and nine months ended Sept. 30, 2010.

	From Level 3 to Level 2 (a) (b)
	Three Months Ended	Nine Months Ended
(Thousands of Dollars)	Sept. 30, 2010	Sept. 30, 2010
Trading commodity derivatives not designated as cash flow hedges:
Current assets	$569	$5,384
Noncurrent assets	12,313	21,450
Current liabilities	(776)	(2,851)
Noncurrent liabilities	(8,436)	(12,345)
Total	$3,670	$11,638

(a)
The transfer of amounts from Level 3 to Level 2 is due to the valuation of certain long-term derivative contracts for which observable commodity pricing forecasts became a more significant input during the period.

(b)	There were no transfers of amounts form Level 2 to Level 3.

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2011 and 2010:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Balance at July 1	$3,996	$9,207
Purchases	-	957
Settlements	(12)	72
Transfers out of Level 3	-	(3,670)
Losses recognized in earnings (a)	(7)	(1,646)
Gains recorded as regulatory assets and liabilities	10,392	6,691
Gains reclassified from regulatory assets and liabilities to earnings	(11,050)	(7,464)
Balance at Sept. 30	$3,319	$4,147

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Balance at Jan. 1	$2,392	$27,237
Settlements	(72)	133
Transfers out of Level 3	-	(11,638)
Gains recognized in earnings (a)	64	4,526
Gains (losses) recorded as regulatory assets and liabilities	29,537	(3,221)
Gains reclassified from regulatory assets and liabilities to earnings	(28,602)	(12,890)
Balance at Sept. 30	$3,319	$4,147

(a)	These amounts relate to commodity derivatives held at the end of the period.

Fair Value of Long-Term Debt

The historical cost and fair value of NSP-Minnesota’s long-term debt are as follows:

	Sept. 30, 2011		Dec. 31, 2010
	Historical		Historical
(Thousands of Dollars)	Cost	Fair Value	Cost	Fair Value
Long-term debt, including current portion	$3,338,648	$4,054,427	$3,337,912	$3,673,214

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

As of Sept. 30, 2011 and Dec. 31, 2010, the historical cost of cash and cash equivalents, restricted cash, notes and accounts receivable, and accounts payable are representative of fair value because of the short-term nature of these instruments.

9.	Other Income, Net

Other income (expense), net consisted of the following:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010	2011	2010
Interest income	$691	$3,291	$3,644	$4,485
Other nonoperating income	91	5	423	27
Insurance policy expense	(680)	(1,516)	(2,286)	(3,068)
Other nonoperating expense	-	(14)	-	(35)
Other income, net	$102	$1,766	$1,781	$1,409

10.	Segment Information

NSP-Minnesota has the following reportable segments: regulated electric utility, regulated natural gas utility and all other.

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

To report income from continuing operations for regulated electric utility and regulated natural gas utility segments the majority of costs are directly assigned to each segment. However, some costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators. A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2011
Operating revenues from external customers	$1,103,875	$58,914	$5,349	$-	$1,168,138
Intersegment revenues	157	100	-	(257)	-
Total revenues	$1,104,032	$59,014	$5,349	$(257)	$1,168,138
Net income (loss)	$140,383	$(4,967)	$6,486	$-	$141,902

Three Months Ended Sept. 30, 2010
Operating revenues from external customers	$1,068,416	$57,211	$5,286	$-	$1,130,913
Intersegment revenues	160	4,030	-	(4,190)	-
Total revenues	$1,068,576	$61,241	$5,286	$(4,190)	$1,130,913
Net income (loss)	$119,385	$(8,674)	$(924)	$-	$109,787

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Nine Months Ended Sept. 30, 2011
Operating revenues from external customers	$2,916,082	$439,562	$15,912	$-	$3,371,556
Intersegment revenues	453	439	-	(892)	-
Total revenues	$2,916,535	$440,001	$15,912	$(892)	$3,371,556
Net income	$270,557	$16,182	$12,561	$-	$299,300

Nine Months Ended Sept. 30, 2010
Operating revenues from external customers	$2,761,268	$397,831	$15,211	$-	$3,174,310
Intersegment revenues	308	7,797	-	(8,105)	-
Total revenues	$2,761,576	$405,628	$15,211	$(8,105)	$3,174,310
Net income	$205,762	$7,535	$4,669	$-	$217,966

11.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010	2011	2010
Net income	$141,902	$109,787	$299,300	$217,966
Other comprehensive income (loss):
Unrealized gains (losses) — marketable securities	59	54	109	(43)
Changes in unrecognized amounts of pension and retiree medical benefits	34	26	102	76
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(13,112)	25	(13,007)	(108)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(34)	306	(95)	866
Other comprehensive (loss) income	(13,053)	411	(12,891)	791
Comprehensive income	$128,849	$110,198	$286,409	$218,757

12.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to NSP-Minnesota.

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$19,330	$18,286	$1,206	$1,002
Interest cost	40,353	41,253	10,522	10,695
Expected return on plan assets	(55,400)	(58,080)	(7,991)	(7,132)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,165	(1,233)	(1,233)
Amortization of net loss	19,627	12,078	3,324	2,910
Net periodic benefit cost	29,543	18,702	9,439	9,853
Costs not recognized and additional cost recognized due to the effects of regulation	(9,299)	(6,630)	972	972
Net benefit cost recognized for financial reporting	$20,244	$12,072	$10,411	$10,825

NSP-Minnesota
Net periodic benefit cost	$11,907	$8,377	$2,615	$2,660
Costs not recognized due to the effects of regulation	(8,724)	(6,630)	-	-
Net benefit cost recognized for financial reporting	$3,183	$1,747	$2,615	$2,660

	Nine Months Ended Sept. 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$57,990	$54,860	$3,618	$3,005
Interest cost	121,059	123,758	31,565	32,085
Expected return on plan assets	(166,200)	(174,239)	(23,972)	(21,397)
Amortization of transition obligation	-	-	10,833	10,833
Amortization of prior service cost (credit)	16,899	15,493	(3,699)	(3,699)
Amortization of net loss	58,883	36,236	9,971	8,732
Net periodic benefit cost	88,631	56,108	28,316	29,559
Costs not recognized and additional cost recognized due to the effects of regulation	(27,899)	(20,270)	2,918	2,918
Net benefit cost recognized for financial reporting	$60,732	$35,838	$31,234	$32,477

NSP-Minnesota
Net periodic benefit cost	$35,720	$25,131	$7,845	$7,982
Costs not recognized due to the effects of regulation	(26,174)	(20,270)	-	-
Net benefit cost recognized for financial reporting	$9,546	$4,861	$7,845	$7,982

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $41.4 million related to NSP-Minnesota. Based on updated valuation results received in March 2011 for the New Century Energies, Inc. (NCE) Non-Bargaining Pension Plan, Xcel Energy made a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in July 2011. Xcel Energy does not expect additional pension contributions during 2011.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2011.

Results of Operations

NSP-Minnesota’s net income was approximately $299.3 million for the nine months ended Sept. 30, 2011, compared with approximately $218.0 million for the same period in 2010. The increase is primarily due to interim rate increases, subject to refund, in Minnesota and North Dakota, and conservation improvement program incentives. These factors were partially offset by higher O&M expenses, depreciation expense and property taxes.

Electric Revenues and Margins

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin. The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2011	2010
Electric revenues	$2,916	$2,761
Electric fuel and purchased power	(1,181)	(1,183)
Electric margin	$1,735	$1,578

The following summarizes the components of the changes in electric revenues and margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Retail rate increases (Minnesota interim, North Dakota interim)	$78
Conservation revenue (offset by expenses)	31
Fuel and purchased power cost recovery	30
Transmission revenue	14
Interchange agreement billing with NSP-Wisconsin	14
Conservation incentive	9
Trading	(16)
Firm wholesale	(11)
Other, net	6
Total increase in electric revenues	$155

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Retail rate increases (Minnesota interim, North Dakota interim)	$78
Conservation revenue (offset by expenses)	31
2010 deferred fuel adjustments	20
Retail fuel recovery timing	10
Conservation incentive	9
Interchange agreement billing with NSP-Wisconsin	6
Firm wholesale	(6)
Other, net	9
Total increase in electric margin	$157

Natural Gas Revenues and Margins

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2011	2010
Natural gas revenues	$440	$398
Cost of natural gas sold and transported	(287)	(269)
Natural gas margin	$153	$129

The following summarizes the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2011 vs. 2010
Purchased natural gas adjustment clause recovery	$18
Conservation revenue (offset by expenses)	13
Estimated impact of weather	7
Other, net	4
Total increase in natural gas revenues	$42

Natural Gas Margin

(Millions of Dollars)	2011 vs. 2010
Conservation revenue (offset by expenses)	$13
Estimated impact of weather	7
Other, net	4
Total increase in natural gas margin	$24

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses for the nine months ended Sept. 30, 2011 increased $12.7 million compared with the same period in 2010. The following summarizes the components of the changes for the nine months ended Sept. 30:

(Millions of Dollars)	2011 vs. 2010
Higher interchange costs	$7
Higher nuclear plant operation costs	2
Higher donations	1
Other, net	3
Total increase in O&M expenses	$13

Conservation Program Expenses — Conservation program expenses increased $45.0 million for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The higher expense is attributable to an increase in the rider rates used to recover the program expenses. NSP-Minnesota has established conservation incentive programs designed to encourage its retail customers to conserve energy or change energy usage patterns in order to reduce peak demand on the gas and/or electric system. This, in turn, reduces the need for additional plant capacity, reduces emissions, serves to achieve other environmental goals as well as reduces energy costs to participating customers. NSP-Minnesota recovers conservation program expenses concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense increased by $15.1 million, or 5.0 percent, for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The increase is primarily due to the Nobles wind project commencing commercial operations in late 2010 and normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by $8.7 million, or 7.4 percent, for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The increase was due to increased property and payroll taxes.

Interest Charges — Interest charges increased by $6.1 million, or 4.0 percent, for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The increase is due to higher long-term debt levels to fund investments in utility operations, partially offset by lower interest rates.

Income Taxes — Income tax expense increased by $16.7 million for the nine months ended Sept. 30 2011, compared with the same period in 2010. The increase in income tax expense was primarily due to an increase in pretax income, partially offset by an increase in wind production tax credits in 2011, a decrease in state income taxes in 2011, and a write-off of tax benefits previously recorded for Medicare Part D subsidies in 2010. The effective tax rate was 34.5 percent for the first nine months of 2011, compared with 39.3 percent for the same period in 2010. The lower effective tax rate for the first nine months of 2011, as compared to 2010, was primarily due to higher forecasted wind production tax credits and decreased state income taxes in 2011.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased $4.2 million, or 10.4 percent for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The change is primarily due to higher average construction work in process due to construction projects related to the Monticello extended power uprate, partially offset by lower AFUDC rates.

Factors Affecting Results of Operations

Public Utility Regulation

Wind Generation — NSP-Minnesota invested approximately $500 million in wind generation through 2010. The 201 MW Nobles wind project in southwestern Minnesota began commercial operations in 2010. The portion of the costs for the Nobles wind project assigned to Minnesota electric retail customers is currently being collected through the RES rider. NSP-Minnesota has included the costs for the Nobles wind project in its current pending rate case in Minnesota and if approved, the costs will be recovered in base rates when final rates are implemented.

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

On May 5, 2011, NSP-Minnesota filed a declaratory judgment action in U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreement. On that same day, enXco also filed a separate lawsuit in the same court seeking, among other things, in excess of $240 million for an alleged breach of contract. NSP-Minnesota believes enXco’s lawsuit is without merit and filed in response a motion to dismiss. On Sept. 16, 2011, the U.S. District Court denied the motion to dismiss. The trial is set to begin in late 2012 or early 2013.

NSP-Minnesota Transmission Certificate of Need (CON) — In May 2009, the MPUC granted a CON to construct three 345 kilovolt (KV) electric transmission lines as part of the CapX2020 project. The project to build the three lines includes construction of approximately 700 miles of new facilities at a cost of approximately $1.9 billion. NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.0 billion of the total cost. The remainder of the costs will be born by other utilities in the upper Midwest. These cost estimates will be revised after the regulatory process is completed.

NSP-Minnesota and Great River Energy filed four route permit applications with the MPUC in addition to a facility permit application with the SDPUC, a certificate of corridor compatibility application with the NDPSC and a Certificate of Public Convenience and Necessity application with the Public Service Commission of Wisconsin. The MPUC has issued route permits for the Monticello, Minn. to St. Cloud, Minn. project, the Minnesota portion of the Fargo, N.D. to St. Cloud, Minn. project and the Minnesota portion of the Brookings, S.D. to Hampton, Minn. project. The SDPUC granted the facility permit for the South Dakota portion of the Brookings, S.D. project in June 2011. The remaining required permit activities are on-going in North Dakota for the Fargo project and in Wisconsin and Minnesota for the Hampton, Minn. to La Crosse, Wis. project.

Also in June 2011, the Midwest Independent Transmission System Operator, Inc (MISO) granted approval of the Brookings line as a multi value line, subject to regional cost allocation contingent on approving the portfolio of projects with which it was evaluated. The projects studied create a net benefit to the region in aggregate and the MISO expects to take up approvals for the remainder of the portfolio by the end of 2011.

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

Hiawatha Transmission Project
In November 2010, NSP-Minnesota submitted a CON application to the MPUC for two 115 KV lines in Minneapolis, Minn. An MPUC decision on the CON and route permit is expected by early 2012.

Glencoe to Waconia Project
In November 2010, NSP-Minnesota submitted a CON to the MPUC for 115 KV transmission line upgrades to the Glencoe, Minn. to Waconia, Minn. 69 KV line. This was followed by a route permit application filed in December 2010. An MPUC decision regarding both applications is expected by the end of 2011.

Bluff Creek to Westgate Project
In April 2011, NSP-Minnesota filed a notice plan in anticipation of filing a request for a CON for the upgrade of a 69 KV line to a 115 KV in or near the cities of Chanhassen, Shorewood, Excelsior, Deephaven, Greenwood, Minnetonka, and Eden Prairie, Minn.

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

The proposed natural gas powered facility is expected to cost approximately $600 million and is proposed to come on line in 2016. The proposed in-service date is subject to potential change depending on projected load requirements.

In October 2011, NSP-Minnesota requested to suspend the CON process to reevaluate the timing of the Black Dog Repowering project as part of a comprehensive review to update the NSP-Minnesota resource plan.

Nuclear Power Operations and Waste Disposal

NSP-Minnesota owns two nuclear generating plants: the Monticello plant, which has one unit, and the Prairie Island plant, which has two units. See Note 13 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 for further discussion regarding the nuclear generating plants. Nuclear power plant operation produces gaseous, liquid and solid radioactive wastes. The discharge and handling of such wastes are controlled by federal regulation. High-level radioactive wastes primarily include used nuclear fuel. Low-level radioactive waste consists primarily of demineralizer resins, paper, protective clothing, rags, tools and equipment that have become contaminated through use in the plant.

NRC Regulation — The NRC regulates the nuclear operations of NSP-Minnesota. Decisions by the NRC can significantly impact the operations of the nuclear plants. The event at the nuclear plant in Fukushima, Japan could impact the NRC’s deliberations on NSP-Minnesota’s power uprates discussed below. This event could also result in additional regulation by the NRC, which could require additional capital expenditures or operating expenses. The NRC has created an internal task force that will develop recommendations for NRC consideration on whether it should require immediate emergency preparedness and mitigating enhancements at U.S. reactors and any changes to NRC regulations, inspection procedures, and licensing processes. On July 12, 2011, the task force released its recommendations in a written report. The report confirms the safety of U.S. nuclear energy facilities and recommends actions to enhance U.S. nuclear plant readiness to safely manage severe events. If the NRC adopts the recommendations in the report, a schedule for implementation and compliance will be established that licensees must adhere to. To better coordinate response activities, the U.S. nuclear energy industry has created a steering committee made up of representatives from major electric sector organizations to integrate and coordinate the industry’s ongoing responses. In addition, the NRC has completed inspecting licensees’ preparedness to deal with power losses or damage to large areas of a reactor site following extreme events.

Nuclear Plant Power Uprates and Life Extension

Monticello Nuclear Plant Extended Power Uprate — In 2008, NSP-Minnesota filed for both state and federal approvals of an extended power uprate of approximately 71 MW for NSP-Minnesota’s Monticello nuclear plant.  The MPUC approved the CON for the extended power uprate in 2008.  The filing was placed on hold by the NRC staff to address concerns raised by the Advisory Committee on Reactor Safeguards related to containment pressure associated with pump performance.  NSP-Minnesota has been working with the industry and regulatory agencies to address this issue and had expected to receive a regulatory decision on the license application in 2012.  In October 2011, the Advisory Committee issued additional recommendations to suspend the use of containment accident pressure credit in all new licenses until the causes and risks of Japan’s Fukushima incident are better understood.  NSP-Minnesota is evaluating the impact of this recommendation on the timing of the license decision which will likely result in a delay of the approval.  NSP-Minnesota is considering implementing the equipment changes needed to support the Monticello life extension and power uprate projects in the planned spring 2013 refueling outage.

Prairie Island Life Extension — In June 2011, the NRC issued renewed operating licenses for Prairie Island Units 1 and 2, allowing Unit 1 to operate until 2033 and Unit 2 until 2034.

Prairie Island Nuclear Extended Power Uprate — In 2008, NSP-Minnesota filed for an extended power uprate of approximately 164 MW for Prairie Island Units 1 and 2, which the MPUC approved in 2009. Analysis of recent extended power uprate submittals to the NRC concluded that significant additional design work beyond current schedule and cost plan estimates are now being required to submit a successful application. As a result, NSP Minnesota is completing an economic and new project design analysis to determine project impacts.

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

In February and March 2011, the NSP System was subject to a comprehensive triennial audit by the MRO regarding compliance with various NERC mandatory reliability standards, including CIPS. The MRO found potential violations of seven standards; five are related to CIPS. The written MRO audit reports have been issued and referred to MRO’s enforcement function for further action. None of the potential violations are expected to result in a material penalty.

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

In February 2010, the NERC notified NSP-Minnesota that it was commencing a non-public investigation of NSP-Minnesota maintenance practices associated with insulating oil levels in bulk electric system substations, as the result of an anonymous complaint received by the NERC. In February 2011, NERC transferred responsibility for completing the compliance investigation to the MRO. The MRO reviewed the status of insulating oil levels during the triennial compliance audit in the first quarter 2011. In July 2011, the NERC issued a preliminary findings report with three potential violations of NERC reliability standards, which NSP-Minnesota responded to in September 2011. The outcomes of the compliance investigations, and whether and to what extent the NERC or the MRO may seek to impose penalties for alleged violations, are unknown at this time.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In July 2011, the FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development. The impacts of Order 1000 on transmission planning and cost allocation for the NSP System are not expected to be significant as they already participate in regional planning and cost allocation processes. The impacts of the new requirements related to future transmission development and ownership under Order 1000 are uncertain. Compliance filings to address these new requirements are due in October 2012 and are effective prospectively. In August 2011, motions for rehearing were filed and are pending action by the FERC.

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

Additional Information

See Notes 5 and 6 of the consolidated financial statements for further discussion of legal proceedings, including Rate Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 11 and 12 of NSP-Minnesota’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

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

If an incident did occur, it could have a material effect on our results of operations or financial condition. Furthermore, the non-compliance of other nuclear facilities operators with applicable regulations or the occurrence of a serious nuclear incident at other facilities could result in increased regulation of the industry as a whole, which could then increase our compliance costs and impact the results of operations of its facilities. The recent events at the nuclear facilities in Fukushima, Japan could result in increased regulation of the nuclear generation industry as a whole, and additional requirements with respect to emergency planning and demonstrated ability to operate nuclear facilities in the event of natural disasters or other events. This increased regulation could increase our compliance costs and impact the results of operations of our nuclear facilities. Furthermore, these events could cause increased regulatory review and scrutiny by the NRC which could lead to delays in the process for obtaining required regulatory reviews and approvals.

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

The EPA has taken steps to regulate GHGs under the CAA. In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles. In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has also announced that it will propose GHG regulations applicable to emissions from existing power plants, although the EPA announced in late September that this proposed rule will be delayed.

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

Many of the federal and state climate change legislative proposals use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap becomes more stringent with the passage of time. The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations. Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. There are many uncertainties, however, regarding when and in what form climate change legislation or regulation will be enacted. The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

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

Item 6 — EXHIBITS

*	Indicates incorporation by reference
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

3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000) (Exhibit 3.01 to Form 10-12G (file no. 000-31709) dated Oct. 5, 2000).
3.02*	By-Laws (Exhibit 3.02 to Form 8-K (file no. 001-31387) dated June 3, 2008).
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101 t
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholder’s Equity and Comprehensive Income, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

Oct. 28, 2011
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President and Chief Financial Officer