Form 10-Q
period 2012-06-30
NORTHERN STATES POWER CO
filed 2012-08-03
CIK 1123852

F
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 3, 2012
Common Stock, $0.01 par value	1,000,000 shares

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Operating revenues
Electric	$908,050	$908,070	$1,782,434	$1,812,207
Natural gas	59,069	96,922	255,583	380,648
Other	5,417	5,534	11,292	10,563
Total operating revenues	972,536	1,010,526	2,049,309	2,203,418

Operating expenses
Electric fuel and purchased power	362,146	378,597	727,474	752,674
Cost of natural gas sold and transported	25,545	56,970	159,735	258,212
Cost of sales — other	2,972	2,865	6,089	5,791
Operating and maintenance expenses	271,611	261,626	532,641	516,840
Conservation program expenses	22,487	29,926	50,171	68,412
Depreciation and amortization	99,923	104,355	198,903	204,828
Taxes (other than income taxes)	48,374	40,334	102,142	85,987
Total operating expenses	833,058	874,673	1,777,155	1,892,744

Operating income	139,478	135,853	272,154	310,674

Other (expense) income, net	(882)	(1,205)	1,523	1,679
Allowance for funds used during construction — equity	9,179	10,146	17,214	19,739

Interest charges and financing costs
Interest charges — includes other financing costs of $1,476, $1,616, $2,953 and $3,042, respectively	52,282	52,313	104,402	103,928
Allowance for funds used during construction — debt	(4,937)	(5,961)	(9,215)	(11,284)
Total interest charges and financing costs	47,345	46,352	95,187	92,644

Income before income taxes	100,430	98,442	195,704	239,448
Income taxes	36,118	33,219	54,406	82,050
Net income	$64,312	$65,223	$141,298	$157,398

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Net income	$64,312	$65,223	$141,298	$157,398

Other comprehensive (loss) income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $30, $24, $56 and $48, respectively	44	34	81	68

Derivative instruments:
Net fair value (decrease) increase, net of tax of $(11,680), $(6), $(3,163) and $72, respectively	(16,970)	(8)	(4,597)	105
Reclassification of gains to net income, net of tax of $(23), $(32), $(45) and $(44), respectively	(34)	(46)	(67)	(61)
	(17,004)	(54)	(4,664)	44

Marketable securities:
Net fair value increase, net of tax of $84, $0, $120 and $34, respectively	122	-	174	50

Other comprehensive (loss) income	(16,838)	(20)	(4,409)	162
Comprehensive income	$47,474	$65,203	$136,889	$157,560

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2012	2011
Operating activities
Net income	$141,298	$157,398
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	201,290	207,493
Nuclear fuel amortization	49,765	43,732
Deferred income taxes	91,672	85,421
Amortization of investment tax credits	(1,351)	(1,347)
Allowance for equity funds used during construction	(17,214)	(19,739)
Net derivative gains	(626)	(4,401)
Changes in operating assets and liabilities:
Accounts receivable	(83,951)	24,654
Accrued unbilled revenues	39,555	57,260
Inventories	57,811	47,168
Other current assets	(25,456)	(538)
Accounts payable	(62,066)	46,431
Net regulatory assets and liabilities	(7,165)	(8,480)
Other current liabilities	(29,202)	(10,792)
Pension and other employee benefit obligations	(73,610)	(43,484)
Change in other noncurrent assets	(23,952)	(2,586)
Change in other noncurrent liabilities	(5,607)	(26,893)
Net cash provided by operating activities	251,191	551,297

Investing activities
Utility capital/construction expenditures	(469,026)	(622,360)
Proceeds from insurance recoveries	24,000	-
Merricourt refund	-	101,261
Merricourt deposit	-	(90,833)
Allowance for equity funds used during construction	17,214	19,739
Purchases of investments in external decommissioning fund	(371,361)	(1,226,490)
Proceeds from the sale of investments in external decommissioning fund	371,361	1,226,504
Investments in utility money pool arrangement	-	(432,000)
Repayments from utility money pool arrangement	-	432,000
Advances to affiliate	-	(111,300)
Advances from affiliate	-	148,300
Change in restricted cash	94,959	-
Other, net	(1,333)	(3,691)
Net cash used in investing activities	(334,186)	(558,870)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(26,000)	5,000
Borrowings under utility money pool arrangement	555,000	300
Repayments under utility money pool arrangement	(475,000)	(300)
Repayments of long-term debt, including reacquisition premiums	-	(30)
Capital contributions from parent	145,621	125,000
Dividends paid to parent	(116,081)	(116,007)
Net cash provided by financing activities	83,540	13,963

Net change in cash and cash equivalents	545	6,390
Cash and cash equivalents at beginning of period	26,005	38,408
Cash and cash equivalents at end of period	$26,550	$44,798

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(96,391)	$(89,977)
Cash paid for income taxes, net	(21,957)	(4,211)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$170,877	$23,513

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2012	Dec. 31, 2011
Assets
Current assets
Cash and cash equivalents	$26,550	$26,005
Restricted cash	328	95,287
Accounts receivable, net	289,292	314,577
Accounts receivable from affiliates	30,751	18,033
Accrued unbilled revenues	191,748	231,303
Inventories	244,037	301,848
Regulatory assets	173,028	141,709
Derivative instruments	74,891	51,517
Prepayments and other	81,956	45,219
Total current assets	1,112,581	1,225,498

Property, plant and equipment, net	9,311,126	8,982,834

Other assets
Nuclear decommissioning fund and other investments	1,409,952	1,357,538
Regulatory assets	873,819	872,014
Derivative instruments	71,814	80,689
Other	59,576	36,638
Total other assets	2,415,161	2,346,879
Total assets	$12,838,868	$12,555,211

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$450,005	$450,000
Short-term debt	-	26,000
Borrowings under utility money pool arrangement	145,000	65,000
Accounts payable	405,233	322,979
Accounts payable to affiliates	48,435	47,651
Regulatory liabilities	68,754	132,574
Taxes accrued	123,864	158,319
Accrued interest	66,565	68,362
Dividends payable to parent	59,022	58,054
Derivative instruments	60,659	65,781
Provision for rate refund	82,419	69,746
Other	76,761	94,990
Total current liabilities	1,586,717	1,559,456

Deferred credits and other liabilities
Deferred income taxes	1,784,589	1,666,005
Deferred investment tax credits	31,048	31,743
Regulatory liabilities	430,764	439,029
Asset retirement obligations	1,623,642	1,581,896
Derivative instruments	180,016	184,190
Pension and employee benefit obligations	339,861	413,755
Other	82,598	65,464
Total deferred credits and other liabilities	4,472,518	4,382,082

Commitments and contingencies
Capitalization
Long-term debt	2,889,396	2,888,897
Common stock – authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at June 30, 2012 and Dec. 31, 2011, respectively	10	10
Additional paid in capital	2,512,012	2,366,391
Retained earnings	1,396,976	1,372,727
Accumulated other comprehensive loss	(18,761)	(14,352)
Total common stockholder's equity	3,890,237	3,724,776
Total liabilities and equity	$12,838,868	$12,555,211

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2012 and Dec. 31, 2011; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2012 and 2011; and its cash flows for the six months ended June 30, 2012 and 2011.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2012 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2011 balance sheet information has been derived from the audited 2011 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2011.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2011, filed with the SEC on Feb. 27, 2012.  Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  NSP-Minnesota does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2012	Dec. 31, 2011
Accounts receivable, net
Accounts receivable	$309,043	$337,581
Less allowance for bad debts	(19,751)	(23,004)
	$289,292	$314,577
Inventories
Materials and supplies	$130,458	$124,961
Fuel	89,030	113,711
Natural gas	24,549	63,176
	$244,037	$301,848
Property, plant and equipment, net
Electric plant	$12,026,539	$11,948,041
Natural gas plant	1,010,389	1,006,163
Common and other property	465,887	525,139
Construction work in progress	874,927	639,246
Total property, plant and equipment	14,377,742	14,118,589
Less accumulated depreciation	(5,462,566)	(5,433,106)
Nuclear fuel	2,087,663	1,939,299
Less accumulated amortization	(1,691,713)	(1,641,948)
	$9,311,126	$8,982,834

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012. As of June 30, 2012, there was no federal income tax audit in progress.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of June 30, 2012, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2008.  As of June 30, 2012, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2012	Dec. 31, 2011
Unrecognized tax benefit — Permanent tax positions	$3.3	$3.3
Unrecognized tax benefit — Temporary tax positions	12.6	13.4
Unrecognized tax benefit balance	$15.9	$16.7

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(17.2)	$(18.1)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the Internal Revenue Service and state audits resume.  At this time, due to the uncertain nature of the audit process, an overall range of possible change cannot be reasonably estimated.

The payable for interest related to unrecognized tax benefits is offset by the interest benefit associated with NOL and tax credit carryforwards.  The receivable and payable for interest related to unrecognized tax benefits at June 30, 2012 and Dec. 31, 2011, respectively, were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2012 or Dec. 31, 2011.

Federal Tax Loss Carryback Claims — NSP-Minnesota completed an analysis in the first quarter of 2012 on the eligibility of certain expenses that qualified for an extended carryback beyond the typical two-year carryback period.  As a result of a higher tax rate in prior years, NSP-Minnesota recognized a discrete tax benefit of approximately $15 million in the first quarter of 2012.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

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

In November 2011, NSP-Minnesota reached a settlement agreement with certain customer intervenors.  In February 2012, NSP-Minnesota filed to reduce the interim rate request to $72.8 million to align with the settlement agreement.  In March 2012, the MPUC approved the settlement.  In May 2012, the MPUC issued an order approving the following:

•	A rate increase of approximately $58 million in 2011 and an incremental rate increase of $14.8 million in 2012 based on an ROE of 10.37 percent and an equity ratio of 52.56 percent.
•	A reduction to depreciation expense and NSP-Minnesota’s rate request by $30 million.

As of June 30, 2012 and Dec. 31, 2011, NSP-Minnesota recorded a provision for revenue subject to refund of approximately $80 million and $67 million, respectively.

Minnesota Property Tax Deferral Request — In December 2011, NSP-Minnesota filed a request to defer incremental 2012 property taxes that would not be recovered in base rates, estimated to be approximately $24 million, or alternatively that a property tax rider be approved.  In June 2012, the MPUC denied NSP-Minnesota’s request for deferred accounting for incremental property taxes and also denied the request for a property tax rider.   There were no incremental 2012 property taxes deferred as a regulatory asset.

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

In May 2011, NSP-Minnesota revised its rate request to approximately $18.0 million, or an increase of 11 percent, for 2011 and $2.4 million, or 1.4 percent, for the additional step increase in 2012.  In February 2012, the NDPSC approved the settlement agreement, which provided for a rate increase of $13.7 million in 2011 and an additional step increase of $2.0 million in 2012, based on a 10.4 percent ROE and black box settlement for all other issues.  To address 2012 sales coming in below forecast revenue projections, the settlement includes a true-up to 2012 non-fuel revenues plus the settlement rate increase.  NSP-Minnesota implemented final rates in May 2012 and issued refunds in June 2012.

Pending and Recently Concluded Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

South Dakota 2011 Electric Rate Case — In June 2011, NSP-Minnesota filed a request with the SDPUC to increase South Dakota electric rates by $14.6 million annually, effective in 2012.  The proposed increase included $0.7 million in revenues currently recovered through automatic recovery mechanisms.  The request was based on a 2010 historic test year adjusted for known and measurable changes, a requested ROE of 11 percent, a rate base of $323.4 million and an equity ratio of 52.48 percent.  On Jan. 2, 2012, interim rates of $12.7 million were implemented.  In June 2012, the SDPUC authorized a rate increase of approximately $8.0 million, based on an ROE of 9.25 percent, and an equity ratio of 53 percent.  On July 17, 2012, the SDPUC approved implementation of final rates on Aug. 1, 2012, with refunds to be issued in September 2012.

South Dakota 2012 Electric Rate Case — On June 29, 2012, NSP-Minnesota filed a request with the SDPUC to increase South Dakota electric rates by $19.4 million annually.  The request was based on a 2011 historic test year adjusted for certain known and measurable changes for 2012 and 2013, a requested ROE of 10.65 percent, an average rate base of $367.5 million, and an equity ratio of 52.89 percent.  A SDPUC decision is expected in late 2012 or early 2013.

6.	Commitments and Contingencies

Except as noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

NSP-Minnesota had approximately 1,064 megawatts (MW) of capacity under long-term purchased power agreements as of June 30, 2012 and Dec. 31, 2011 with entities that have been determined to be variable interest entities.  NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2028.

Guarantees and Indemnifications

In connection with the acquisition of the 201 MW Nobles wind project in 2011, NSP-Minnesota agreed to indemnify the seller for losses arising out of a breach of certain representations and warranties.  NSP-Minnesota’s indemnification obligation is capped at $20 million, in the aggregate, at June 30, 2012 and Dec. 31, 2011.  The indemnification obligation expires in March 2013.  NSP-Minnesota has not recorded a liability related to this indemnity, and it had no assets held as collateral related to this agreement at June 30, 2012 or Dec. 31, 2011.

Environmental Contingencies

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the U.S. Environmental Protection Agency (EPA) proposed a GHG NSPS for newly constructed power plants.  The proposal requires that carbon dioxide (CO2) emission rates be equal to those achieved by a natural gas combined-cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and noted that, pursuant to its general NSPS regulations, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  Xcel Energy submitted comments on the proposed GHG NSPS in June 2012.  It is not possible to evaluate the impact of this regulation until its final requirements are known.

The EPA also plans to propose GHG regulations applicable to emissions from existing power plants under the Clean Air Act (CAA).  It is not known when the EPA will propose new standards for existing sources.

Cross-State Air Pollution Rule (CSAPR) — In July 2011, the EPA issued its CSAPR to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the United States, including Minnesota.  The CSAPR sets more stringent requirements than the proposed Clean Air Transport Rule.  The rule also creates an emissions trading program.

On Dec. 30, 2011, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued a stay of the CSAPR, pending completion of judicial review.  Oral arguments in the case were held in April 2012 and it is anticipated the D.C. Circuit will rule on the challenges to the CSAPR during the summer of 2012.  It is not known at this time whether the CSAPR will be upheld, reversed or will require modifications pursuant to a future D.C. Circuit decision.

If the CSAPR is upheld and unmodified, NSP-Minnesota would likely utilize a combination of emissions reductions through upgrades to its existing SO2 control technology at Sherco Units 1 and 2, which is estimated to cost a total of $10 million through 2014, and system operating changes to Black Dog and Sherco Units 1 and 2.  Costs for the Sherco Units 1 and 2 SO2 control technology are discussed below in the regional haze rules as SO2 reductions are part of the compliance plan for both the CSAPR and the regional haze rules.  If available, NSP-Minnesota would also consider allowance purchases.  In addition, NSP-Minnesota has filed a petition for reconsideration with the EPA and a petition for review of the CSAPR with the D.C. Circuit seeking the allocation of additional emission allowances to NSP-Minnesota.  NSP-Minnesota contends that the EPA’s method of allocating allowances arbitrarily resulted in fewer allowances for its Riverside and High Bridge plants than should have been awarded to reflect their operations during the baseline period, which included coal-fired operations prior to their conversion to natural gas.  In April 2012, NSP-Minnesota appealed to the D.C. Circuit on a final rule that the EPA issued that made changes to certain allowance allocations under the CSAPR, seeking to secure additional allocations for its Riverside and High Bridge plants.  If successful, additional allowances would reduce NSP-Minnesota’s costs to comply with the CSAPR.  The D.C. Circuit held this appeal in abeyance until it issues its decision.

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

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules regarding provisions that require the installation and operation of emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the United States.  NSP-Minnesota generating facilities are subject to BART requirements.  Individual states were required to identify the facilities located in their states that will have to reduce SO2, NOx and PM emissions under BART and then set emissions limits for those facilities.

In December 2009, the Minnesota Pollution Control Agency (MPCA) approved the regional haze state implementation plan (SIP), which has been submitted to the EPA for approval.  The MPCA selected the BART controls for Sherco Units 1 and 2 to improve visibility in the national parks.  The MPCA concluded Selective Catalytic Reduction (SCR) should not be required because the minor visibility benefits derived from SCRs do not outweigh the substantial costs.  The MPCA’s BART controls for Sherco Units 1 and 2 consist of combustion controls for NOx and scrubber upgrades for SO2.  The combustion controls have been installed on Sherco Units 1 and 2, and the scrubber upgrades are scheduled to be installed by 2015.  At this time, the estimated cost for meeting the BART, regional haze and other CAA requirements is approximately $50 million, of which $20 million has already been spent on projects to reduce NOx emissions on Sherco Units 1 and 2.  NSP-Minnesota anticipates that all costs associated with BART compliance will be fully recoverable through regulatory recovery mechanisms.

In June 2011, the EPA provided comments to the MPCA on the SIP, stating that the EPA’s preliminary review indicates that SCR controls should be added to Sherco Units 1 and 2.  The MPCA has since proposed that the CSAPR should be considered BART for EGUs and the EPA proposed that states be allowed to find that CSAPR compliance meets BART requirements for EGUs, and specifically that Minnesota’s proposal to find the CSAPR to meet BART requirements should be approved, if finalized by the state.

In April 2012, the MPCA approved a supplement to the 2009 regional haze SIP finding that the CSAPR meets BART for EGUs in Minnesota.  The supplement also made a source-specific BART determination for Sherco Units 1 and 2 that requires installation of the combustion controls for NOx and scrubber upgrades for SO2 by January 2015.  In May 2012, the EPA adopted a final rule that allows states to determine whether CSAPR compliance meets BART requirements.  In June 2012, the EPA issued its final approval of the Minnesota SIP for EGUs.

In addition to the regional haze rules identified in the EPA’s visibility program, and addressed in the MPCA’s SIP discussed above, there are other visibility rules related to a program called the Reasonably Attributable Visibility Impairment (RAVI) program.  In October 2009, the U.S. Department of the Interior certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from NSP-Minnesota’s Sherco Units 1 and 2.  The EPA is required to make its own determination as to whether Sherco Units 1 and 2 cause or contribute to RAVI and, if so, whether the level of controls required by the MPCA is appropriate.  The EPA plans to issue a separate notice on the issue of BART for Sherco Units 1 and 2 under the RAVI program.  It is not yet known when the EPA will publish a proposal under RAVI, or what that proposal will entail.  In May 2012, a notice of intent to sue was filed with the EPA by the following organizations: National Parks Conservation Association, Minnesota Center for Environmental Advocacy, Friends of the Boundary Waters Wilderness, Voyagers National Park Association, Fresh Energy and Sierra Club.  The notice advised the EPA of the parties’ intent to sue the EPA in 180 days to attempt to require the EPA to determine BART for the Sherco Units 1 and 2 under the RAVI program.  It is not yet known how the EPA intends to respond to this notice.

Revisions to National Ambient Air Quality Standards (NAAQS) for PM — In June 2012, the EPA proposed to lower the primary (health-based) NAAQS for annual average fine PM and to retain the current daily standard for fine PM.  In areas in which NSP-Minnesota operates power plants, current monitored air concentrations are below the range of the proposed annual primary standard.  The EPA also proposed to add a secondary (welfare-based) NAAQS to improve visibility, primarily in urban areas.  NSP-Minnesota expects the proposed visibility standard would likely be met where NSP-Minnesota operates power plants based on currently available information.  A final rule is expected in December 2012 and the EPA is expected to designate non-compliant locations by December 2014.  If such areas are identified, states would then study the sources of the nonattainment and make emission reduction plans to attain the standards.  It is not possible to evaluate the impact of this regulation further until its final requirements are known.

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

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Minnesota, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In November 2011, oral arguments were presented.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on NSP-Minnesota’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc. and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit. While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on NSP-Minnesota’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Merricourt Wind Project Litigation — In April 2011, NSP-Minnesota terminated its agreements with enXco Development Corporation (enXco) for the development of a 150 MW wind project in southeastern North Dakota.  NSP-Minnesota’s decision to terminate the agreements was based in large part on the adverse impact this project could have on endangered or threatened species protected by federal law and the uncertainty in cost and timing in mitigating this impact.  NSP-Minnesota also terminated the agreements due to enXco’s nonperformance of certain other conditions, including failure to obtain a Certificate of Site Compatibility and the failure to close on the contracts by an agreed upon date of March 31, 2011.  NSP-Minnesota recorded a $101 million deposit in the first quarter of 2011, which was collected in April 2011.  In May 2011, NSP-Minnesota filed a declaratory judgment action in U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreements and enXco also filed a separate lawsuit in the same court seeking, among other things, in excess of $240 million for an alleged breach of contract.  NSP-Minnesota believes enXco’s lawsuit is without merit and filed a motion to dismiss.  In September 2011, the U.S. District Court denied the motion to dismiss.  The trial is set to begin in late 2012 or early 2013.  While NSP-Minnesota believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on NSP-Minnesota’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for NSP-Minnesota:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$500	$500
Amount outstanding at period end	-	26
Average amount outstanding	52	7
Maximum amount outstanding	89	80
Weighted average interest rate, computed on a daily basis	0.41%	0.34%
Weighted average interest rate at period end	N/A	0.45

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

At June 30, 2012, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$500.0	$8.7	$491.3

(a)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2012 and Dec. 31, 2011.

Amended Credit Agreement — In July 2012, NSP-Minnesota entered into an amended five-year credit agreement with a syndicate of banks, replacing the previous four-year credit agreement. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with an improvement in pricing and an extension of maturity from March 2015 to July 2017. The Eurodollar borrowing margin on the line of credit was reduced from a range of 100 to 200 basis points per year, to a range of 87.5 to 175 basis points per year based on applicable long-term credit ratings. The commitment fees, calculated on the unused portion of the line of credit, were reduced from a range of 10 to 35 basis points per year, to a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

NSP-Minnesota has the right to request an extension of the revolving termination date for two additional one-year periods, subject to majority bank group approval.

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At June 30, 2012 and Dec. 31, 2011, there were $8.7 million and $7.7 million of letters of credit outstanding under the credit facility, respectively.  An additional $1.1 million of letters of credit not issued under the credit facility were outstanding at June 30, 2012 and Dec. 31, 2011, respectively.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$250	$250
Amount outstanding at period end	145	65
Average amount outstanding	50	17
Maximum amount outstanding	145	80
Weighted average interest rate, computed on a daily basis	0.34%	0.34%
Weighted average interest rate at period end	0.34	0.35

8.	Fair Value of Financial Assets and Liabilities

Fair Value Measurements

The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires certain disclosures about assets and liabilities measured at fair value. A hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance.  The three levels in the hierarchy are as follows:

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

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets.  The fair values for commingled funds, international equity funds, private equity investments and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value.  The investments in commingled funds and international equity funds may be redeemed for net asset value with proper notice.  Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion.  Unscheduled distributions from real estate investments may be redeemed with proper notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.  Based on NSP-Minnesota’s evaluation of its ability to redeem private equity and real estate investments, fair value measurements for private equity and real estate investments have been assigned a Level 3.

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

Interest rate derivatives — The fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.

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

Unrealized gains for the nuclear decommissioning fund were $109.8 million and $79.8 million at June 30, 2012 and Dec. 31, 2011, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $76.6 million and $87.5 million at June 30, 2012 and Dec. 31, 2011, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund investments at June 30, 2012 and Dec. 31, 2011:

	June 30, 2012
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24,913	$15,082	$9,831	$-	$24,913
Commingled funds	375,222	-	372,487	-	372,487
International equity funds	65,712	-	62,469	-	62,469
Private equity investments	22,593	-	-	23,303	23,303
Real estate	28,536	-	-	32,721	32,721
Debt securities:
Government securities	118,378	-	119,376	-	119,376
U.S. corporate bonds	151,444	-	159,834	-	159,834
International corporate bonds	22,782	-	23,709	-	23,709
Municipal bonds	66,769	-	70,608	-	70,608
Asset-backed securities	7,057	-	-	7,068	7,068
Mortgage-backed securities	63,526	-	-	66,321	66,321
Equity securities:
Common stock	407,384	424,703	-	-	424,703
Total	$1,354,316	$439,785	$818,314	$129,413	$1,387,512

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $22.4 million of miscellaneous investments.

	Dec. 31, 2011
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$26,123	$7,103	$19,020	$-	$26,123
Commingled funds	320,798	-	311,105	-	311,105
International equity funds	63,781	-	58,508	-	58,508
Private equity investments	9,203	-	-	9,203	9,203
Real estate	24,768	-	-	26,395	26,395
Debt securities:
Government securities	116,490	-	117,256	-	117,256
U.S. corporate bonds	187,083	-	193,516	-	193,516
International corporate bonds	35,198	-	35,804	-	35,804
Municipal bonds	60,469	-	64,731	-	64,731
Asset-backed securities	16,516	-	-	16,501	16,501
Mortgage-backed securities	75,627	-	-	78,664	78,664
Equity securities:
Common stock	408,122	398,625	-	-	398,625
Total	$1,344,178	$405,728	$799,940	$130,763	$1,336,431

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $21.1 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three and six months ended June 30, 2012 and 2011:

(Thousands of Dollars)	April 1, 2012	Purchases	Settlements	Gains (Losses) Recognized as Regulatory Assets and Liabilities	June 30, 2012
Private equity investments	$20,068	$3,235	$-	$-	$23,303
Real estate	27,905	2,271	-	2,545	32,721
Asset-backed securities	16,547	-	(9,458)	(21)	7,068
Mortgage-backed securities	68,671	7,414	(9,690)	(74)	66,321
Total	$133,191	$12,920	$(19,148)	$2,450	$129,413

(Thousands of Dollars)	April 1, 2011	Purchases	Settlements	Gains (Losses) Recognized as Regulatory Assets and Liabilities	June 30, 2011
Asset-backed securities	$26,020	$-	$(5,206)	$190	$21,004
Mortgage-backed securities	98,367	52,952	(88,584)	(464)	62,271
Total	$124,387	$52,952	$(93,790)	$(274)	$83,275

(Thousands of Dollars)	Jan. 1, 2012	Purchases	Settlements	Gains (Losses) Recognized as Regulatory Assets and Liabilities	June 30, 2012
Private equity investments	$9,203	$13,390	$-	$710	$23,303
Real estate	26,395	3,907	(1,766)	4,185	32,721
Asset-backed securities	16,501	-	(9,459)	26	7,068
Mortgage-backed securities	78,664	14,318	(26,418)	(243)	66,321
Total	$130,763	$31,615	$(37,643)	$4,678	$129,413

(Thousands of Dollars)	Jan. 1, 2011	Purchases	Settlements	Gains (Losses) Recognized as Regulatory Assets and Liabilities	June 30, 2011
Asset-backed securities	$33,174	$756	$(13,116)	$190	$21,004
Mortgage-backed securities	72,589	99,065	(108,457)	(926)	62,271
Total	$105,763	$99,821	$(121,573)	$(736)	$83,275

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class at June 30, 2012:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$104,694	$79	$3,648	$10,955	$119,376
U.S. corporate bonds	-	40,032	103,834	15,968	159,834
International corporate bonds	-	6,481	17,228	-	23,709
Municipal bonds	-	-	27,692	42,916	70,608
Asset-backed securities	-	4,983	2,085	-	7,068
Mortgage-backed securities	-	-	877	65,444	66,321
Debt securities	$104,694	$51,575	$155,364	$135,283	$446,916

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

At June 30, 2012, accumulated OCI related to interest rate derivatives included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

At June 30, 2012, NSP-Minnesota had unsettled interest rate swaps outstanding with a total notional amount of $225 million.  These interest rate swaps were designated as hedges, and as such, changes in fair value are recorded to OCI.

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

Commodity Derivatives — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale, and vehicle fuel.

At June 30, 2012, NSP-Minnesota had vehicle fuel contracts designated as cash flow hedges extending through December 2014.  NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2012 and 2011.

At June 30, 2012, accumulated OCI related to commodity derivative cash flow hedges included immaterial amounts of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options, and FTRs at June 30, 2012 and Dec. 31, 2011:

(Amounts in Thousands) (a)(b)	June 30, 2012	Dec. 31, 2011
Megawatt hours (MWh) of electricity	60,527	37,522
MMBtu of natural gas	1,828	7,290
Gallons of vehicle fuel	275	330

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2012 and 2011, on OCI, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2012
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$(28,532)	$-	$(27	) (a)	$-		$-
Vehicle fuel and other commodity	(118)	-	(30	) (e)	-		-
Total	$(28,650)	$-	$(57)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$1,588	(b)
Electric commodity	-	38,174	-		(9,714	) (c)	-
Natural gas commodity	-	96	-		-		-
Total	$-	$38,270	$-		$(9,714)		$1,588

	Six Months Ended June 30, 2012
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$(7,745)	$-	$(54	) (a)	$-		$-
Vehicle fuel and other commodity	(15)	-	(58	) (e)	-		-
Total	$(7,760)	$-	$(112)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$3,311	(b)
Electric commodity	-	39,756	-		(17,685	) (c)	-
Natural gas commodity	-	(2,564)	-		16,158	(d)	-
Total	$-	$37,192	$-		$(1,527)		$3,311

	Three Months Ended June 30, 2011
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income	Liabilities	Income		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(27	) (a)	$-		$-
Vehicle fuel and other commodity	(36)	-	(33	) (e)	-		-
Total	$(36)	$-	$(60)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$1,320	(b)
Electric commodity	-	10,299	-		(8,666	) (c)	-
Natural gas commodity	-	(1,534)	-		-		-
Total	$-	$8,765	$-		$(8,666)		$1,320

	Six Months Ended June 30, 2011
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income	Liabilities	Income		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(54	) (a)	$-		$-
Vehicle fuel and other commodity	177	-	(55	) (e)	-		-
Total	$177	$-	$(109)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$6,675	(b)
Electric commodity	-	19,145	-		(17,555	) (c)	-
Natural gas commodity	-	(3,553)	-		10,928	(d)	-
Total	$-	$15,592	$-		$(6,627)		$6,675

(a)	Recorded to interest charges.
(b)	Recorded to electric operating revenues. Portions of these gains and losses are shared with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2012 and 2011.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions of the derivative instruments that NSP-Minnesota enters into may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings.  At June 30, 2012, contracts underlying $21.2 million of derivative instruments in a gross liability position would require NSP-Minnesota to post collateral or settle applicable contracts if the credit ratings of NSP-Minnesota are downgraded below investment grade, however, at June 30, 2012, these derivative liabilities were offset by derivative assets with the applicable counterparties, and therefore such a downgrade would not result in payments to these counterparties.  If the credit ratings of NSP-Minnesota were downgraded below investment grade, contracts underlying $1.4 million of derivative instruments in a gross liability position at Dec. 31, 2011 would have required NSP-Minnesota to post collateral or settle applicable contracts, which would have resulted in payments to counterparties of $0.1 million.  At June 30, 2012 and Dec. 31, 2011, there was no collateral posted on these specific contracts.

Certain of NSP-Minnesota’s derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2012 and Dec. 31, 2011.

Recurring Fair Value Measurements — The following table presents, for each of the hierarchy levels, NSP-Minnesota’s derivative assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012:

	June 30, 2012
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$49	$-	$49	$-	$49
Other derivative instruments:
Trading commodity	79	25,408	-	25,487	(7,622)	17,865
Electric commodity	-	-	35,664	35,664	(1,875)	33,789
Natural gas commodity	-	98	-	98	(19)	79
Total current derivative assets	$79	$25,555	$35,664	$61,298	$(9,516)	51,782
Purchased power agreements (a)						23,109
Current derivative instruments						$74,891

Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$32	$-	$32	$(32)	$-
Other derivative instruments:
Trading commodity	-	31,482	-	31,482	(2,729)	28,753
Total noncurrent derivative assets	$-	$31,514	$-	$31,514	$(2,761)	28,753
Purchased power agreements (a)						43,061
Noncurrent derivative instruments						$71,814

	June 30, 2012
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$-	$35,864	$-	$35,864	$-	$35,864
Other derivative instruments:
Trading commodity	112	19,868	-	19,980	(9,036)	10,944
Electric commodity	-	-	1,875	1,875	(1,875)	-
Natural gas commodity	-	2	-	2	(2)	-
Total current derivative liabilities	$112	$55,734	$1,875	$57,721	$(10,913)	46,808
Purchased power agreements (a)						13,851
Current derivative instruments						$60,659

Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$16,683	$-	$16,683	$(2,761)	$13,922
Total noncurrent derivative liabilities	$-	$16,683	$-	$16,683	$(2,761)	13,922
Purchased power agreements (a)						166,094
Noncurrent derivative instruments						$180,016

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30
(Thousands of Dollars)	2012	2011
Balance at April 1	$5,324	$2,332
Purchases	37,296	33,609
Settlements	(12,675)	(8,211)
Net transactions recorded during the period:
Gains recognized in earnings (a)	-	4
Gains (losses) recorded as regulatory assets and liabilities	3,844	(23,738)
Balance at June 30	$33,789	$3,996

	Six Months Ended June 30
(Thousands of Dollars)	2012	2011
Balance at Jan. 1	$12,417	$2,392
Purchases	37,297	33,609
Settlements	(21,560)	(16,001)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(9)	72
Gains (losses) recorded as regulatory assets and liabilities	5,644	(16,076)
Balance at June 30	$33,789	$3,996

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for the three and six months ended June 30, 2012 and 2011.

Fair Value of Long-Term Debt

As of June 30, 2012 and Dec. 31, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2012		Dec. 31, 2011
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$3,339,401	$4,046,627	$3,338,897	$4,066,367

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of June 30, 2012 and Dec. 31, 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:
	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2012	2011	2012	2011
Interest (expense) income	$(83)	$(126)	$3,756	$2,953
Other nonoperating income	168	138	472	332
Insurance policy expense	(967)	(1,217)	(2,705)	(1,606)
Other (expense) income, net	$(882)	$(1,205)	$1,523	$1,679

10.	Segment Information

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended June 30, 2012
Operating revenues from external customers	$908,050	$59,069	$5,417	$-	$972,536
Intersegment revenues	144	139	-	(283)	-
Total revenues	$908,194	$59,208	$5,417	$(283)	$972,536
Net income (loss)	$64,921	$(2,811)	$2,202	$-	$64,312

Three Months Ended June 30, 2011
Operating revenues from external customers	$908,070	$96,922	$5,534	$-	$1,010,526
Intersegment revenues	171	148	-	(319)	-
Total revenues	$908,241	$97,070	$5,534	$(319)	$1,010,526
Net income	$61,870	$74	$3,279	$-	$65,223

Six Months Ended June 30, 2012
Operating revenues from external customers	$1,782,434	$255,583	$11,292	$-	$2,049,309
Intersegment revenues	267	380	-	(647)	-
Total revenues	$1,782,701	$255,963	$11,292	$(647)	$2,049,309
Net income	$124,202	$11,486	$5,610	$-	$141,298

Six Months Ended June 30, 2011
Operating revenues from external customers	$1,812,207	$380,648	$10,563	$-	$2,203,418
Intersegment revenues	296	339	-	(635)	-
Total revenues	$1,812,503	$380,987	$10,563	$(635)	$2,203,418
Net income	$130,174	$21,149	$6,075	$-	$157,398

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$7,336	$8,015	$24	$23
Interest cost	12,301	13,043	1,814	1,911
Expected return on plan assets	(16,836)	(18,528)	(109)	(144)
Amortization of transition obligation	-	-	336	336
Amortization of prior service cost (credit)	2,955	3,293	(30)	(30)
Amortization of net loss	10,196	7,707	853	607
Net periodic benefit cost	15,952	13,530	2,888	2,703
Cost not recognized due to the effects of regulation	(9,083)	(10,140)	-	-
Net benefit cost recognized for financial reporting	$6,869	$3,390	$2,888	$2,703

	Six Months Ended June 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$14,706	$14,008	$48	$44
Interest cost	24,610	25,973	3,565	3,686
Expected return on plan assets	(33,658)	(37,121)	(219)	(288)
Amortization of transition obligation	-	-	673	673
Amortization of prior service cost (credit)	5,910	6,585	(59)	(59)
Amortization of net loss	20,065	14,368	1,602	1,174
Net periodic benefit cost	31,633	23,813	5,610	5,230
Cost not recognized due to the effects of regulation	(17,141)	(17,450)	-	-
Net benefit cost recognized for financial reporting	$14,492	$6,363	$5,610	$5,230

In January 2012, contributions of $190.5 million were made across four of Xcel Energy’s pension plans, of which $79.3 million was attributable to NSP-Minnesota.  Xcel Energy does not expect additional pension contributions during 2012.

In June 2012, to manage volatility in equity pricing within the pension master trust, Xcel Energy entered into equity collar contracts with a net-zero cost at initiation on a portion of the equity securities.  The equity collar strategy is designed to reduce potential equity losses while limiting gains, resulting in lower equity volatility for the pension plans.  At June 30, 2012, the mark-to-market value of these arrangements was not material to the value of the pension trust assets.  These arrangements will expire in December 2012.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by  regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2011, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Results of Operations

NSP-Minnesota’s net income was approximately $141.3 million for the six months ended June 30, 2012, compared with approximately $157.4 million for the same period in 2011. The decrease is primarily due to the unfavorable impact of warmer than normal winter weather, higher property taxes, higher O&M expenses and sluggish electric sales, which were partially offset by the positive impact of summer weather and a lower effective tax rate.

Electric Revenues and Margins

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2012	2011
Electric revenues	$1,782	$1,812
Electric fuel and purchased power	(727)	(753)
Electric margin	$1,055	$1,059

The following summarizes the components of the changes in electric revenues and margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Fuel and purchased power cost recovery	$(16)
Differences in Minnesota retail rates (2011 interim compared to 2012 settlement) (a)	(8)
Conservation revenue (offset by expenses)	(7)
Estimated impact of weather	(7)
Trading	(6)
Retail sales decrease (excluding weather impact)	(5)
Transmission revenue	10
Retail rate increases (North Dakota and South Dakota)	5
Interchange agreement billing with NSP-Wisconsin	4
Total decrease in electric revenues	$(30)

(a)	NSP-Minnesota reduced depreciation expense and revenues by approximately $16 million in the first half of 2012 to reflect the settlement in the Minnesota electric rate case.

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Differences in Minnesota retail rates (2011 interim compared to 2012 settlement) (a)	$(8)
Conservation revenue (offset by expenses)	(7)
Estimated impact of weather	(7)
Retail sales decrease (excluding weather impact)	(5)
Transmission revenue, net of costs	6
Interchange agreement billing with NSP-Wisconsin	6
Retail rate increases (North Dakota and South Dakota)	5
Other, net	6
Total decrease in electric margin	$(4)

(a)	NSP-Minnesota reduced depreciation expense and revenues by approximately $16 million in the first half of 2012 to reflect the settlement in the Minnesota electric rate case.

Natural Gas Revenues and Margins

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2012	2011
Natural gas revenues	$256	$381
Cost of natural gas sold and transported	(160)	(258)
Natural gas margin	$96	$123

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2012 vs. 2011
Purchased natural gas adjustment clause recovery	$(98)
Estimated impact of weather	(15)
Conservation revenue (offset by expenses)	(11)
Other, net	(1)
Total decrease in natural gas revenues	$(125)

Natural Gas Margin

(Millions of Dollars)	2012 vs. 2011
Estimated impact of weather	$(15)
Conservation revenue (offset by expenses)	(11)
Other, net	(1)
Total decrease in natural gas margin	$(27)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $15.8 million, or 3.1 percent, for the six months ended June 30, 2012, compared with the same period in 2011.  The following summarizes the components of the changes for the six months ended June 30:

(Millions of Dollars)	2012 vs. 2011
Higher employee benefit costs	$8
Higher plant generation costs	6
Other, net (including management cost savings initiatives)	2
Total increase in O&M expenses	$16

•	Higher employee benefit costs are primarily due to higher pension expense.
•	Higher plant generation costs related to increased labor costs for outages and overhauls in 2012.

Conservation Program Expenses — Conservation program expenses decreased $18.2 million, or 26.7 percent, for the six months ended June 30, 2012, compared with the same period in 2011.  The decrease is primarily attributable to a lower gas rider rate, as well as the timing of recovery of electric conservation improvement program expenses.  Conservation program expenses are generally recovered in major jurisdictions concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense decreased $5.9 million, or 2.9 percent, for the six months ended June 30, 2012, compared with the same period in 2011.  This decrease is primarily due to a change in depreciation lives for certain assets to reflect the settlement in the Minnesota and South Dakota electric rate cases, resulting in a reduction in depreciation expense of $16 million, partially offset by normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $16.2 million, or 18.8 percent, for the six months ended June 30, 2012, compared with the same period in 2011.  The increases are due to an increase in property taxes primarily in Minnesota.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC decreased $4.6 million, or 14.8 percent, for the six months ended June 30, 2012, compared with the same period in 2011.  The decrease is primarily due to construction projects related to the Monticello extended power uprate that went into service in 2011.

Income Taxes — Income tax expense decreased $27.6 million for the first six months of 2012, compared with the same period in 2011.  The decrease in income tax expense was primarily due to lower pretax earnings and a tax benefit associated with a carryback.  The effective tax rate was 27.8 percent for the first six months of 2012, compared with 34.3 percent for the same period in 2011.  The lower effective tax rate for the first six months of 2012 was primarily due to the completion of an analysis in the first quarter of 2012 on the eligibility of certain expenses that qualified for an extended carryback beyond the typical two-year carryback period.  As a result, NSP-Minnesota recognized a discrete tax benefit of approximately $15 million.  Without this tax benefit, the effective tax rate for the first six months of 2012 would have been 35.5 percent.

Public Utility Regulation

NSP System Resource Plans — In December 2011, NSP-Minnesota filed an update to the 2011 through 2025 resource plan with the MPUC.  To account for slower projected economic growth and the loss of NSP-Wisconsin’s wholesale customers, NSP-Minnesota modified the current plan to include a recommendation to withdraw the Black Dog repowering project certificate of need (CON) and to reassess the wind procurement plan and resource contingency plan in detail.  In May 2012, an ALJ granted NSP-Minnesota’s request to withdraw the CON application; the ALJ decision is pending MPUC action.

The resource plan update also notified the MPUC that there have been changes in the size, timing, and cost estimates for the extended power uprate project at the Prairie Island nuclear generating plant.  In March 2012, NSP-Minnesota made a change of circumstances (COC) filing providing a new economic and project design analysis and seeking MPUC guidance before proceeding with the extended power uprate project.  The COC filing indicated the costs of the Prairie Island uprate project have increased, and the cost savings relative to other resource options have declined and may even be negative under certain assumptions.  The COC filing is pending MPUC action.  Some elements of the resource plan remain unchanged such as the extension of certain contracts, the Monticello nuclear generating plant extended power uprate project and the commitment to specific conservation improvement program annual achievements.

CapX2020 CON — In 2009, the MPUC granted CONs to construct one 230 kilovolt (KV) electric transmission line and three 345 KV electric transmission lines as part of the CapX2020 project.  The estimated cost of the four major transmission projects is $1.9 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.1 billion of the total cost.  The remainder of the costs will be borne by other utilities in the upper Midwest.  These cost estimates will be revised after the regulatory process is completed.

The MPUC has issued route permits for the Minnesota portion of the Fargo, N.D. to St. Cloud, Minn. project, the Brookings, S.D. project, the Bemidji, Minn. to Grand Rapids, Minn. project and for the portions of the new transmission lines between Hampton, Minn. and La Crosse, Wis. to be constructed in Minnesota.  In June 2011, the SDPUC approved a facility permit for a portion of the Brookings, S.D. project.  The North Dakota Public Service Commission granted a CPCN in January 2011.  It is expected the NDPSC will approve the remaining required Certificate of Corridor Compatibility and Route Permit activities in North Dakota in August 2012.

In December 2011, the Monticello, Minn. to St. Cloud, Minn. 345 KV project was placed in service and MISO granted the final approval of the Brookings, S.D. project as a multi-value project.

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

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In July 2011, the FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development.  On April 18, 2012, the Minnesota Governor signed legislation that preserves the rights of incumbent utilities to construct and own transmission interconnected to their systems.  This legislation is similar to the legislation previously passed in North Dakota and South Dakota.  Therefore, Order 1000 is expected to have limited impacts on future transmission development and ownership in the NSP System in Minnesota, North Dakota, and South Dakota.  The NSP System is the integrated electric production and transmission system of NSP-Minnesota and NSP-Wisconsin, which is managed by NSP-Minnesota. Compliance filings to address these new requirements are due October 2012, and are effective prospectively.

In May 2012, the FERC issued Order 1000-A, its order on rehearing of Order 1000.  Order 1000-A declined all motions for rehearing and offered limited clarification of aspects of the final rule.  Several parties filed requests for clarification of Order 1000-A.  Several appeals of Order 1000 have also been filed and these appeals have been consolidated into the D.C. Circuit.  These appeals are expected to be heard over the next 12 months with a ruling expected sometime in mid-2013.

Nuclear Power Operations and Waste Disposal

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant.  See Note 12 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 for further discussion regarding the nuclear generating plants.  Nuclear power plant operation produces gaseous, liquid and solid radioactive wastes.  The discharge and handling of such wastes are controlled by federal regulation.  High-level radioactive wastes primarily include used nuclear fuel.  Low-level radioactive waste consists primarily of demineralizer resins, paper, protective clothing, rags, tools and equipment that have become contaminated through use in the plant.

NRC Regulation — The NRC regulates the nuclear operations of NSP-Minnesota.  Decisions by the NRC can significantly impact the operations of the nuclear generating plants.  The event at the nuclear generating plant in Fukushima, Japan in 2011 could impact the NRC’s deliberations on NSP-Minnesota’s power uprates and could also result in additional regulation, which could require additional capital expenditures or operating expenses.  The NRC has created an internal task force that has developed recommendations on whether it should require immediate emergency preparedness and mitigating enhancements at U.S. reactors and any changes to NRC regulations, inspection procedures, and licensing processes.  In July 2011, the task force released its recommendations in a written report which recommends actions to enhance U.S. nuclear generating plant readiness to safely manage severe events.

In March 2012, the NRC issued three orders and a request for additional information to all licensees.  The orders included requirements for mitigation strategies for beyond-design-basis external events, requirements with regard to reliable spent fuel instrumentation, and requirements with regard to reliable hardened containment vents, which are applicable to boiling water reactor containments at the Monticello plant.  The request for additional information included requirements to perform walkdowns of seismic and flood protection, to evaluate seismic and flood hazards, and to assess the emergency preparedness staffing and communications capabilities at each plant.  NSP-Minnesota expects that complying with these requirements will cost approximately $20 to $50 million at the Monticello and Prairie Island plants.  Based on current refueling outage plans specific to each nuclear facility, the dates of the required compliance begin in the second quarter of 2015 with all units being fully compliant by December 2016.  NSP-Minnesota believes the costs associated with compliance would be recoverable from customers through regulatory mechanisms and does not expect a material impact on its results of operations, financial position, or cash flows.

NRC Waste Confidence Decision (WCD) — In June 2012, the D.C. Circuit issued a ruling to vacate and remand the NRC’s WCD.  The WCD assesses how long temporary on-site storage can remain safe and when facilities for the disposal of nuclear waste will become available.  The D.C. Circuit remanded the WCD to the NRC and directed them to prepare an environmental impact statement if there are significant impacts or an environmental assessment to support a finding of no significant impact.  NSP-Minnesota is reviewing the decision and believes that there will not be an immediate impact for operations at the Prairie Island or Monticello nuclear generating plants.

Nuclear Plant Power Uprates

Prairie Island Nuclear Extended Power Uprate — In 2009, the MPUC approved a CON for an extended power uprate of approximately 164 MW for Prairie Island Units 1 and 2.  Recent analysis of the extended power uprate submittals to the NRC concluded that significant additional design work beyond NSP-Minnesota’s estimated schedule and cost plan would be required for a successful application submittal.  The analysis demonstrates the magnitude of the benefits is substantially lower than originally anticipated.  As a result, NSP-Minnesota completed an economic and new project design analysis and submitted a COC filing with the MPUC in March 2012.  As part of the analysis, potential prospective risks were identified that could further reduce the anticipated economic benefits of the project.  NSP-Minnesota asked the MPUC to confirm that the extended power uprate project is in the best interest of customers prior to NSP-Minnesota making the significant investments necessary to complete an application and undertake the NRC licensing process.  Public comments have been received both in support of and challenging the continuation of the project.  NSP-Minnesota is working to facilitate interaction between parties to ensure a common understanding of the benefits and challenges to the project before the MPUC renders a decision.  The COC filing is pending MPUC action.

Monticello Nuclear Plant Extended Power Uprate —  In 2008, NSP-Minnesota filed for both state and federal approvals of an extended power uprate of approximately 71 MW for NSP-Minnesota’s Monticello nuclear generating plant.  The MPUC approved the CON for the extended power uprate in 2008.  The filing was placed on hold by the NRC staff to address concerns raised by the Advisory Committee on Reactor Safeguards related to containment pressure associated with pump performance.  NSP-Minnesota has been working with the industry and regulatory agencies to address this issue and expects to submit an update to the application for approval to the NRC in the fourth quarter of 2012, which could result in approval of the extended power uprate project by the NRC in the second quarter of 2013.  NSP-Minnesota is planning to implement the equipment changes needed to support the Monticello life extension and power uprate projects in the planned spring 2013 refueling outage.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2012, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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

None.

Item 6 — EXHIBITS

*Indicates incorporation by reference
†
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
101 †
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

Aug. 3, 2012
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director