Form 10-Q
period 2012-09-30
NORTHERN STATES POWER CO
filed 2012-10-26
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

(612) 330-5500
 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 26, 2012
Common Stock, $0.01 par value	1,000,000 shares

Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Certifications Pursuant to Section 302	1
Certifications Pursuant to Section 906	1
Statement Pursuant to Private Litigation	1

This Form 10-Q is filed by Northern States Power Company, a Minnesota corporation (NSP-Minnesota).  NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc.  Xcel Energy Inc. wholly owns the following subsidiaries: NSP-Minnesota; Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin); Public Service Company of Colorado (PSCo), and Southwestern Public Service Company (SPS).  NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are also referred to collectively as utility subsidiaries.  Additional information on Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) is available on various filings with the Securities and Exchange Commission (SEC).

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011
Operating revenues
Electric	$1,130,207	$1,103,875	$2,912,641	$2,916,082
Natural gas	49,522	58,914	305,105	439,562
Other	5,671	5,349	16,963	15,912
Total operating revenues	1,185,400	1,168,138	3,234,709	3,371,556

Operating expenses
Electric fuel and purchased power	448,681	428,333	1,176,155	1,181,007
Cost of natural gas sold and transported	19,420	28,532	179,155	286,744
Cost of sales — other	3,581	3,341	9,670	9,132
Operating and maintenance expenses	270,403	266,451	803,044	783,291
Conservation program expenses	28,408	33,594	78,579	102,006
Depreciation and amortization	105,891	111,436	304,794	316,264
Taxes (other than income taxes)	49,269	40,580	151,411	126,567
Total operating expenses	925,653	912,267	2,702,808	2,805,011

Operating income	259,747	255,871	531,901	566,545

Other (expense) income, net	(328)	102	1,195	1,781
Allowance for funds used during construction — equity	9,886	8,700	27,100	28,439

Interest charges and financing costs
Interest charges — includes other financing costs of $1,501, $1,636, $4,454 and $4,678, respectively	52,080	52,069	156,482	155,997
Allowance for funds used during construction — debt	(5,757)	(4,753)	(14,972)	(16,037)
Total interest charges and financing costs	46,323	47,316	141,510	139,960

Income before income taxes	222,982	217,357	418,686	456,805
Income taxes	86,971	75,455	141,377	157,505
Net income	$136,011	$141,902	$277,309	$299,300

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011

Net income	$136,011	$141,902	$277,309	$299,300

Other comprehensive loss

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $23, $27, $79 and $75, respectively	45	34	126	102

Derivative instruments:
Net fair value decrease, net of tax of $(3,716), $(9,036), $(6,879) and $(8,964), respectively	(5,277)	(13,112)	(9,874)	(13,007)
Reclassification of losses (gains) to net income, net of tax of $72, $(23), $27 and $(67), respectively	100	(34)	33	(95)
	(5,177)	(13,146)	(9,841)	(13,102)

Marketable securities:
Net fair value (decrease) increase, net of tax of $(30), $41, $89 and $76, respectively	(45)	59	129	109

Other comprehensive loss	(5,177)	(13,053)	(9,586)	(12,891)
Comprehensive income	$130,834	$128,849	$267,723	$286,409

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2012	2011
Operating activities
Net income	$277,309	$299,300
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	308,421	320,295
Nuclear fuel amortization	79,171	75,292
Deferred income taxes	146,578	136,672
Amortization of investment tax credits	(2,026)	(2,021)
Allowance for equity funds used during construction	(27,100)	(28,439)
Net realized and unrealized hedging and derivative transactions	(53,887)	711
Changes in operating assets and liabilities:
Accounts receivable	(153,483)	(4,855)
Accrued unbilled revenues	54,977	65,382
Inventories	36,492	(2,621)
Other current assets	(20,088)	10,382
Accounts payable	(13,584)	(51,371)
Net regulatory assets and liabilities	(381)	108,126
Other current liabilities	(34,971)	19,929
Pension and other employee benefit obligations	(70,987)	(44,394)
Change in other noncurrent assets	(16,248)	(1,600)
Change in other noncurrent liabilities	(2,937)	(30,875)
Net cash provided by operating activities	507,256	869,913

Investing activities
Utility capital/construction expenditures	(820,098)	(809,953)
Proceeds from insurance recoveries	56,892	-
Merricourt refund	-	101,261
Merricourt deposit	-	(90,833)
Allowance for equity funds used during construction	27,100	28,439
Purchases of investments in external decommissioning fund	(501,009)	(1,741,907)
Proceeds from the sale of investments in external decommissioning fund	501,009	1,741,909
Investments in utility money pool arrangement	-	(432,000)
Repayments from utility money pool arrangement	-	432,000
Advances to affiliate	-	(111,300)
Advances from affiliate	-	148,300
Change in restricted cash	95,287	(100,007)
Other, net	(894)	(3,946)
Net cash used in investing activities	(641,713)	(838,037)

Financing activities
Repayments of short-term borrowings, net	(26,000)	-
Borrowings under utility money pool arrangement	889,000	253,600
Repayments under utility money pool arrangement	(834,000)	(184,600)
Proceeds from issuance of long-term debt	786,852	-
Repayments of long-term debt, including reacquisition premiums	(648,869)	(30)
Capital contributions from parent	145,621	125,000
Dividends paid to parent	(175,104)	(232,510)
Net cash provided by (used in) financing activities	137,500	(38,540)

Net change in cash and cash equivalents	3,043	(6,664)
Cash and cash equivalents at beginning of period	26,005	38,408
Cash and cash equivalents at end of period	$29,048	$31,744

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(171,697)	$(162,167)
Cash paid for income taxes, net	(49,446)	(19,654)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$98,100	$23,436

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2012	Dec. 31, 2011
Assets
Current assets
Cash and cash equivalents	$29,048	$26,005
Restricted cash	-	95,287
Accounts receivable, net	303,402	314,577
Accounts receivable from affiliates	17,641	18,033
Accrued unbilled revenues	176,326	231,303
Inventories	265,356	301,848
Regulatory assets	147,146	141,709
Derivative instruments	65,649	51,517
Prepayments and other	104,049	45,219
Total current assets	1,108,617	1,225,498

Property, plant and equipment, net	9,419,119	8,982,834

Other assets
Nuclear decommissioning fund and other investments	1,474,962	1,357,538
Regulatory assets	883,186	872,014
Derivative instruments	72,860	80,689
Other	58,292	36,638
Total other assets	2,489,300	2,346,879
Total assets	$13,017,036	$12,555,211

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5	$450,000
Short-term debt	-	26,000
Borrowings under utility money pool arrangement	120,000	65,000
Accounts payable	378,187	322,979
Accounts payable to affiliates	50,911	47,651
Regulatory liabilities	90,072	132,574
Taxes accrued	129,916	158,319
Accrued interest	36,134	68,362
Dividends payable to parent	59,004	58,054
Derivative instruments	21,118	65,781
Provision for rate refund	1,728	69,746
Other	91,843	94,990
Total current liabilities	978,918	1,559,456

Deferred credits and other liabilities
Deferred income taxes	1,877,515	1,666,005
Deferred investment tax credits	30,701	31,743
Regulatory liabilities	425,868	439,029
Asset retirement obligations	1,643,661	1,581,896
Derivative instruments	177,187	184,190
Pension and employee benefit obligations	342,416	413,755
Other	90,248	65,464
Total deferred credits and other liabilities	4,587,596	4,382,082

Commitments and contingencies
Capitalization
Long-term debt	3,488,456	2,888,897
Common stock – authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2012 and Dec. 31, 2011, respectively	10	10
Additional paid in capital	2,512,012	2,366,391
Retained earnings	1,473,982	1,372,727
Accumulated other comprehensive loss	(23,938)	(14,352)
Total common stockholder's equity	3,962,066	3,724,776
Total liabilities and equity	$13,017,036	$12,555,211

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2012 and Dec. 31, 2011; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2012 and 2011; and its cash flows for the nine months ended Sept. 30, 2012 and 2011.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2012 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2011 balance sheet information has been derived from the audited 2011 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2011.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2011, filed with the SEC on Feb. 27, 2012.  Due to the seasonality of NSP-Minnesota's electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2011, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (FASB) issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Accounting Standards Update (ASU) No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders' equity.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  NSP-Minnesota implemented the accounting and disclosure guidance effective Jan. 1, 2012, and the implementation did not have a material impact on its consolidated financial statements.  For required fair value measurement disclosures, see Note 8.

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

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity's financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  NSP-Minnesota does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Accounts receivable, net
Accounts receivable	$321,652	$337,581
Less allowance for bad debts	(18,250)	(23,004)
	$303,402	$314,577

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Inventories
Materials and supplies	$133,539	$124,961
Fuel	86,312	113,711
Natural gas	45,505	63,176
	$265,356	$301,848

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Property, plant and equipment, net
Electric plant	$12,195,850	$11,948,041
Natural gas plant	1,019,175	1,006,163
Common and other property	475,491	525,139
Construction work in progress	916,198	639,246
Total property, plant and equipment	14,606,714	14,118,589
Less accumulated depreciation	(5,541,918)	(5,433,106)
Nuclear fuel	2,075,442	1,939,299
Less accumulated amortization	(1,721,119)	(1,641,948)
	$9,419,119	$8,982,834

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy's 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy's 2009 federal income tax return expires in September 2013.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of Sept. 30, 2012, NSP-Minnesota's earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2008.  As of Sept. 30, 2012, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Unrecognized tax benefit — Permanent tax positions	$2.8	$3.3
Unrecognized tax benefit — Temporary tax positions	17.7	13.4
Total unrecognized tax benefit	$20.5	$16.7

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(16.4)	$(18.1)

It is reasonably possible that NSP-Minnesota's amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  At this time, due to the uncertain nature of the audit process, an overall range of possible change cannot be reasonably estimated.

The payable for interest related to unrecognized tax benefits is offset by the interest benefit associated with NOL and tax credit carryforwards.  The receivables for interest related to unrecognized tax benefits at Sept. 30, 2012 and Dec. 31, 2011 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2012 or Dec. 31, 2011.

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

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota's Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

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

In November 2011, NSP-Minnesota reached a settlement agreement with certain customer intervenors.  In February 2012, NSP-Minnesota filed to reduce the interim rate request to $72.8 million to align with the settlement agreement.  In March 2012, the MPUC approved the settlement.  In May 2012, the MPUC issued an order approving the following:

•	A rate increase of approximately $58 million in 2011 and an incremental rate increase of $14.8 million in 2012 based on an ROE of 10.37 percent and an equity ratio of 52.56 percent.
•	A reduction to depreciation expense and NSP-Minnesota's rate request by $30 million.

NSP-Minnesota filed its final rate implementation and interim rate refund compliance filing in June 2012, which the MPUC approved in August 2012.  Final rates were implemented Sept. 1, 2012, and interim refunds will be completed during October 2012.

Minnesota Property Tax Deferral Request — In December 2011, NSP-Minnesota filed a request to defer incremental 2012 property taxes that would not be recovered in base rates, estimated to be approximately $24 million, or alternatively that a property tax rider be approved.  In June 2012, the MPUC denied NSP-Minnesota's request for deferred accounting for incremental property taxes and also denied the request for a property tax rider.  There were no incremental 2012 property taxes deferred as a regulatory asset.

Pending and Recently Concluded Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

South Dakota 2011 Electric Rate Case — In June 2011, NSP-Minnesota filed a request with the SDPUC to increase electric rates by $14.6 million annually, effective in 2012.  The request was based on a 2010 historic test year adjusted for known and measurable changes, a requested ROE of 11 percent, a rate base of $323.4 million and an equity ratio of 52.48 percent.  On Jan. 2, 2012, interim rates of $12.7 million were implemented.  In June 2012, the SDPUC authorized a rate increase of approximately $8.0 million, based on an ROE of 9.25 percent, and an equity ratio of 53 percent.  Final rates became effective Aug. 1, 2012.  Interim rate refunds of $2.9 million were completed in September 2012.

South Dakota 2012 Electric Rate Case — In June 2012, NSP-Minnesota filed a request with the SDPUC to increase electric rates by $19.4 million annually.  The request was based on a 2011 historic test year adjusted for known and measurable changes for 2012 and 2013, a requested ROE of 10.65 percent, an average rate base of $367.5 million and an equity ratio of 52.89 percent.  Discovery is being conducted and a procedural schedule has not been established.  A SDPUC decision is expected in late 2012 or early 2013.

6.	Commitments and Contingencies

Except as noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota's financial position.

Purchased Power Agreements

Under certain purchased power agreements, NSP-Minnesota purchases power from independent power producing entities for which NSP-Minnesota is required to reimburse natural gas or biomass fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases.  These specific purchased power agreements create a variable interest in the associated independent power producing entity.

NSP-Minnesota had approximately 1,064 megawatts (MW) of capacity under long-term purchased power agreements as of Sept. 30, 2012 and Dec. 31, 2011 with entities that have been determined to be variable interest entities.  NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities' economic performance.  These agreements have expiration dates through the year 2028.

Indemnifications

In connection with the acquisition of the 201 MW Nobles wind project in 2011, NSP-Minnesota agreed to indemnify the seller for losses arising out of a breach of certain representations and warranties.  NSP-Minnesota's indemnification obligation is capped at $20 million, in the aggregate, at Sept. 30, 2012 and Dec. 31, 2011.  The indemnification obligation expires in March 2013.  NSP-Minnesota has not recorded a liability related to this indemnity, and it had no assets held as collateral related to this agreement at Sept. 30, 2012 or Dec. 31, 2011.

Environmental Contingencies

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the U.S. Environmental Protection Agency (EPA) proposed a GHG NSPS for newly constructed power plants.  The proposal requires that carbon dioxide (CO2) emission rates be equal to those achieved by a natural gas combined-cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and that installation of control equipment on existing plants would not constitute a "modification" to those plants under the NSPS program.  Xcel Energy submitted comments on the proposed GHG NSPS in June 2012.  It is not possible to evaluate the impact of this regulation until its final requirements are known.

The EPA also plans to propose GHG regulations applicable to emissions from existing power plants under the Clean Air Act (CAA).  It is not known when the EPA will propose new standards for existing sources.

Cross-State Air Pollution Rule (CSAPR) — In July 2011, the EPA issued the CSAPR intended to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities located in the eastern half of the United States, including Minnesota.  The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule.  The rule also would have created an emissions trading program.

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit also stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  In October 2012, the EPA, as well as state and local governments and environmental advocates, petitioned the D.C. Circuit to rehear the CSAPR appeal.  It is not yet known whether the court will grant rehearing of the case, or how the EPA might approach a replacement rule.  Therefore, it is not known what requirements may be imposed in the future.

Although the EPA continues to administer the CAIR while the CSAPR is pending, CAIR does not apply in Minnesota because the D.C. Circuit specifically found that the EPA had not adequately justified the application of CAIR in Minnesota.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date.  NSP-Minnesota expects to comply with the EGU MATS rule through a combination of mercury and other emission control projects.  NSP-Minnesota believes these costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

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

In December 2009, the Minnesota Pollution Control Agency (MPCA) approved the regional haze state implementation plan (SIP), which has been submitted to the EPA for approval.  The MPCA selected the BART controls for Sherco Units 1 and 2 to improve visibility in the national parks.  The MPCA concluded Selective Catalytic Reduction (SCR) should not be required because the minor visibility benefits derived from SCRs do not outweigh the substantial costs.  The MPCA's BART controls for Sherco Units 1 and 2 consist of combustion controls for NOx and scrubber upgrades for SO2.  The combustion controls have been installed on Sherco Units 1 and 2, and the scrubber upgrades are scheduled to be installed by 2015.  At this time, the estimated cost for meeting the BART, regional haze and other CAA requirements is approximately $50 million, of which $20 million has already been spent on projects to reduce NOx emissions on Sherco Units 1 and 2.  NSP-Minnesota anticipates that all costs associated with BART compliance will be fully recoverable through regulatory recovery mechanisms.

In June 2011, the EPA provided comments to the MPCA on the SIP, stating that the EPA's preliminary review indicates that SCR controls should be added to Sherco Units 1 and 2.  The MPCA has since proposed that the CSAPR should be considered BART for EGUs and the EPA proposed that states be allowed to find that CSAPR compliance meets BART requirements for EGUs, and specifically that Minnesota's proposal to find the CSAPR to meet BART requirements should be approved, if finalized by the state.

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

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA's approval of the Minnesota SIP to the U.S. Court of Appeals for the Eight Circuit.  NSP-Minnesota has petitioned to intervene in the case.  It is not yet known how the D.C. Circuit's reversal of the CSAPR may impact the EPA's approval of the SIP.

In addition to the regional haze rules identified in the EPA's visibility program, and addressed in the SIP discussed above, there are other visibility rules related to a program called the Reasonably Attributable Visibility Impairment (RAVI) program.  In October 2009, the U.S. Department of the Interior certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from NSP-Minnesota's Sherco Units 1 and 2.  The EPA is required to make its own determination as to whether Sherco Units 1 and 2 cause or contribute to RAVI and, if so, whether the level of controls required by the MPCA is appropriate.  The EPA plans to issue a separate notice on the issue of BART for Sherco Units 1 and 2 under the RAVI program.  It is not yet known when the EPA will publish a proposal under RAVI, or what that proposal will entail.  In May 2012, a notice of intent to sue was filed with the EPA by the following organizations: National Parks Conservation Association, Minnesota Center for Environmental Advocacy, Friends of the Boundary Waters Wilderness, Voyageurs National Park Association, Fresh Energy and Sierra Club.  The notice advised the EPA of the parties' intent to sue the EPA in 180 days to attempt to require the EPA to determine BART for the Sherco Units 1 and 2 under the RAVI program.  It is not yet known how the EPA intends to respond to this notice.

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

Legal Contingencies

NSP-Minnesota is involved in various litigation matters that are being defended and handled in the ordinary course of business.  The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.  Management maintains accruals for such losses that are probable of being incurred and subject to reasonable estimation.  Management is sometimes unable to estimate an amount or range of a reasonably possible loss, in certain situations, including but not limited to where (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories.  In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.  For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on NSP-Minnesota's financial statements.

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of NSP-Minnesota, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants' emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012 the Ninth Circuit affirmed the U.S. District Court's dismissal.  On Oct.14, 2012, plaintiffs filed a petition for rehearing en banc.  It is uncertain when the Ninth Circuit will respond to this petition. The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs' alleged relocation is estimated to cost between $95 million to $400 million.  Although, Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants' CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc. and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit. Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Merricourt Wind Project Litigation — In April 2011, NSP-Minnesota terminated its agreements with enXco Development Corporation (enXco) for the development of a 150 MW wind project in southeastern North Dakota.  NSP-Minnesota's decision to terminate the agreements was based in large part on the adverse impact this project could have on endangered or threatened species protected by federal law and the uncertainty in cost and timing in mitigating this impact.  NSP-Minnesota also terminated the agreements due to enXco's nonperformance of certain other conditions, including failure to obtain a Certificate of Site Compatibility and the failure to close on the contracts by an agreed upon date of March 31, 2011.  NSP-Minnesota recorded a $101 million deposit in the first quarter of 2011, which was collected in April 2011.  In May 2011, NSP-Minnesota filed a declaratory judgment action in the U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreements and enXco also filed a separate lawsuit in the same court seeking, among other things, approximately $240 million for an alleged breach of contract.  NSP-Minnesota believes enXco's lawsuit is without merit and filed a motion to dismiss.  In September 2011, the U.S. District Court denied the motion to dismiss.  On Oct. 22, 2012, NSP-Minnesota filed a motion for summary judgment.  If the U.S. District Court denies NSP-Minnesota's motion, trial in this matter is expected to occur during the first or second quarter of 2013. Although NSP-Minnesota believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter. No accrual has been recorded for this matter.

Nuclear Power Operations and Waste Disposal

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the U.S. Department of Energy's (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the United States and NSP-Minnesota.  NSP-Minnesota sought contract damages in this lawsuit through Dec. 31, 2004.  In September 2007, the court awarded NSP-Minnesota $116.5 million in damages.  In August 2007, NSP-Minnesota filed a second complaint; this lawsuit claimed damages for the period Jan. 1, 2005 through Dec. 31, 2008.

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million.  The settlement does not address costs for used fuel storage after 2013; such costs could be the subject of future litigation.  NSP-Minnesota received the initial $100 million payment in August 2011 and the second installment of $18.6 million in March 2012, which were subsequently refunded to customers, except for approved reductions such as legal costs and customer refund amounts still in process at Sept. 30, 2012.  Also pursuant to this settlement agreement, on Aug. 8, 2012, the DOE approved reimbursement in the amount of approximately $20.7 million for costs incurred in 2011 for storing spent nuclear fuel.  NSP-Minnesota recognized the expected payment of $20.7 million as a receivable as of Sept. 30, 2012, which was subsequently received in October 2012.  NSP-Minnesota and NSP-Wisconsin expect to make the appropriate regulatory filings within the prescribed deadlines for the various jurisdictions.

7.	Borrowings and Other Financing Instruments

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for NSP-Minnesota:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$500	$500
Amount outstanding at period end	-	26
Average amount outstanding	2	7
Maximum amount outstanding	37	80
Weighted average interest rate, computed on a daily basis	0.41%	0.34%
Weighted average interest rate at period end	N/A	0.45

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2012 and Dec. 31, 2011, there were $8.7 million and $7.7 million of letters of credit outstanding under the credit facilities, respectively.  There were no letters of credit outstanding that were not issued under the credit facilities at Sept. 30, 2012.  There were $1.1 million of letters of credit outstanding at Dec. 31, 2011 that were not issued under the credit facilities.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Minnesota must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an amount exceeding available capacity under this credit facility.  The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At Sept. 30, 2012, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$250	$250
Amount outstanding at period end	120	65
Average amount outstanding	94	17
Maximum amount outstanding	236	80
Weighted average interest rate, computed on a daily basis	0.33%	0.34%
Weighted average interest rate at period end	0.32	0.35

Long-Term Borrowings

In August 2012, NSP-Minnesota issued $300 million of 2.15 percent first mortgage bonds due Aug. 15, 2022, as well as $500 million of 3.40 percent first mortgage bonds due Aug. 15, 2042.  NSP-Minnesota used a portion of the net proceeds from the first mortgage bonds to repay $450 million of 8.0 percent first mortgage bonds maturing on Aug. 28, 2012 and to redeem the following series of pollution control bonds:  $100 million of 8.50 percent bonds due Sept. 1, 2019, $27.9 million of 8.50 percent bonds due March 1, 2019 and $69 million of 8.50 percent bonds due April 1, 2030.

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

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets.  The fair values for commingled funds, international equity funds, private equity investments and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value.  The investments in commingled funds and international equity funds may be redeemed for net asset value with proper notice.  Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion.  Unscheduled distributions from real estate investments may be redeemed with proper notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.  Based on NSP-Minnesota's evaluation of its ability to redeem private equity and real estate investments, fair value measurements for private equity and real estate investments have been assigned a Level 3.

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

Electric commodity derivatives held by NSP-Minnesota include financial transmission rights (FTRs) purchased from Midwest Independent Transmission System Operator, Inc. (MISO). FTRs purchased from MISO are financial instruments that entitle the holder to one year of monthly revenues or charges based on transmission congestion across a given transmission path.  The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path.   Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR.  NSP-Minnesota's valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease.  Given the limited observability of management's forecasts for several of the inputs to this complex valuation model – including expected plant operating schedules and retail and wholesale demand, fair value measurements for FTRs have been assigned a Level 3.  Monthly FTR settlements are included in the fuel clause adjustment,  and therefore changes in the fair value of the yet to be settled portions of FTRs are deferred as a regulatory asset or liability.  Given this regulatory treatment and the limited magnitude of NSP-Minnesota's FTRs relative to its electric utility operations, the numerous unobservable quantitative inputs to the complex model used for valuation of FTRs are insignificant to the consolidated financial statements of NSP-Minnesota.

NSP-Minnesota continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty's ability to perform on the transactions set forth in the contracts.  Given this assessment, as well as an assessment of the impact of NSP-Minnesota's own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

Non-Derivative Instruments Fair Value Measurements

The Nuclear Regulatory Commission (NRC) requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants.  Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning the Monticello and Prairie Island nuclear generating plants.  The fund contains cash equivalents, debt securities, equity securities, and other investments — all classified as available-for-sale.  NSP-Minnesota plans to reinvest matured securities until decommissioning begins.

NSP-Minnesota recognizes the costs of funding the decommissioning of its nuclear generating plants over the lives of the plants, assuming rate recovery of all costs.  Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota's regulatory asset for nuclear decommissioning costs.  Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning.

Unrealized gains for the nuclear decommissioning fund were $146.3 million and $79.8 million at Sept. 30, 2012 and Dec. 31, 2011, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $49.4 million and $87.5 million at Sept. 30, 2012 and Dec. 31, 2011, respectively.

The following tables present the cost and fair value of NSP-Minnesota's non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at Sept. 30, 2012 and Dec. 31, 2011:

	Sept. 30, 2012
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$28,835	$16,074	$12,761	$-	$28,835
Commingled funds	375,958	-	398,592	-	398,592
International equity funds	65,713	-	66,518	-	66,518
Private equity investments	20,662	-	-	24,073	24,073
Real estate	30,252	-	-	35,233	35,233
Debt securities:
Government securities	126,381	-	127,124	-	127,124
U.S. corporate bonds	153,283	-	164,501	-	164,501
International corporate bonds	24,952	-	26,442	-	26,442
Municipal bonds	61,683	-	66,800	-	66,800
Asset-backed securities	4,971	-	-	4,995	4,995
Mortgage-backed securities	60,628	-	-	63,957	63,957
Equity securities:
Common stock	402,769	445,891	-	-	445,891
Total	$1,356,087	$461,965	$862,738	$128,258	$1,452,961

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $22.0 million of miscellaneous investments.

	Dec. 31, 2011
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$26,123	$7,103	$19,020	$-	$26,123
Commingled funds	320,798	-	311,105	-	311,105
International equity funds	63,781	-	58,508	-	58,508
Private equity investments	9,203	-	-	9,203	9,203
Real estate	24,768	-	-	26,395	26,395
Debt securities:
Government securities	116,490	-	117,256	-	117,256
U.S. corporate bonds	187,083	-	193,516	-	193,516
International corporate bonds	35,198	-	35,804	-	35,804
Municipal bonds	60,469	-	64,731	-	64,731
Asset-backed securities	16,516	-	-	16,501	16,501
Mortgage-backed securities	75,627	-	-	78,664	78,664
Equity securities:
Common stock	408,122	398,625	-	-	398,625
Total	$1,344,178	$405,728	$799,940	$130,763	$1,336,431

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $21.1 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three and nine months ended Sept. 30, 2012 and 2011:

				Gains Recognized
				as Regulatory
(Thousands of Dollars)	July 1, 2012	Purchases	Settlements	Liabilities	Sept. 30, 2012
Private equity investments	$23,303	$-	$(1,931)	$2,701	$24,073
Real estate	32,721	2,882	(1,165)	795	35,233
Asset-backed securities	7,068	-	(2,085)	12	4,995
Mortgage-backed securities	66,321	16,782	(19,681)	535	63,957
Total	$129,413	$19,664	$(24,862)	$4,043	$128,258

				Losses
				Recognized as
(Thousands of Dollars)	July 1, 2011	Purchases	Settlements	Regulatory Assets	Sept. 30, 2011
Asset-backed securities	$21,004	$9,496	$(19,443)	$(811)	$10,246
Mortgage-backed securities	62,271	1,972	(8,978)	(450)	54,815
Total	$83,275	$11,468	$(28,421)	$(1,261)	$65,061

				Gains Recognized
				as Regulatory
(Thousands of Dollars)	Jan. 1, 2012	Purchases	Settlements	Liabilities	Sept. 30, 2012
Private equity investments	$9,203	$13,390	$(1,931)	$3,411	$24,073
Real estate	26,395	6,789	(2,931)	4,980	35,233
Asset-backed securities	16,501	-	(11,544)	38	4,995
Mortgage-backed securities	78,664	31,100	(46,099)	292	63,957
Total	$130,763	$51,279	$(62,505)	$8,721	$128,258

				Losses
				Recognized as
(Thousands of Dollars)	Jan. 1, 2011	Purchases	Settlements	Regulatory Assets	Sept. 30, 2011
Asset-backed securities	$33,174	$10,252	$(32,559)	$(621)	$10,246
Mortgage-backed securities	72,589	101,037	(117,435)	(1,376)	54,815
Total	$105,763	$111,289	$(149,994)	$(1,997)	$65,061

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class at Sept. 30, 2012:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$104,587	$7,074	$1,848	$13,615	$127,124
U.S. corporate bonds	-	37,372	111,801	15,328	164,501
International corporate bonds	-	8,108	16,657	1,677	26,442
Municipal bonds	-	-	31,417	35,383	66,800
Asset-backed securities	-	4,237	758	-	4,995
Mortgage-backed securities	-	-	824	63,133	63,957
Debt securities	$104,587	$56,791	$163,305	$129,136	$453,819

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

At Sept. 30, 2012, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

In conjunction with the NSP-Minnesota debt issuance in August 2012, NSP-Minnesota settled interest rate hedging instruments with a notional amount of $225 million during the three months ended Sept. 30, 2012 with cash payments of $45.0 million.  These losses are classified as a component of accumulated other comprehensive loss on the consolidated balance sheet, net of tax, and will be reclassified to earnings over the term of the hedged interest payments.  See Note 7 for further discussion of long-term borrowings.

Wholesale and Commodity Trading Risk — NSP-Minnesota conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments.  NSP-Minnesota's risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Commodity Derivatives — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale, and vehicle fuel.

At Sept. 30, 2012, NSP-Minnesota had vehicle fuel contracts designated as cash flow hedges extending through December 2016.  NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2012 and 2011.

At Sept. 30, 2012, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options, and FTRs at Sept. 30, 2012 and Dec. 31, 2011:

(Amounts in Thousands) (a)(b)	Sept. 30, 2012	Dec. 31, 2011
Megawatt hours (MWh) of electricity	53,401	37,522
MMBtu of natural gas	978	7,290
Gallons of vehicle fuel	402	330

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota's accumulated other comprehensive loss, included as a component of common stockholder's equity and in the consolidated statement of comprehensive income, is detailed in the following table:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2012	2011
Accumulated other comprehensive (loss) income related to cash flow hedges at July 1	$(16,393)	$5,021
After-tax net unrealized losses related to derivatives accounted for as hedges	(5,277)	(13,112)
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	100	(34)
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(21,570)	$(8,125)

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2012	2011
Accumulated other comprehensive (loss) income related to cash flow hedges at Jan. 1	$(11,729)	$4,977
After-tax net unrealized losses related to derivatives accounted for as hedges	(9,874)	(13,007)
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	33	(95)
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(21,570)	$(8,125)

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2012 and 2011, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended Sept. 30, 2012
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$(9,087)	$-	$194	(a)	$-		$-
Vehicle fuel and other commodity	94	-	(22)	(e)	-		-
Total	$(8,993)	$-	$172		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$7,650	(b)
Electric commodity	-	3,923	-		(11,931)	(c)	-
Natural gas commodity	-	60	-		-		-
Total	$-	$3,983	$-		$(11,931)		$7,650

	Nine Months Ended Sept. 30, 2012
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$(16,832)	$-	$140	(a)	$-		$-
Vehicle fuel and other commodity	79	-	(80)	(e)	-		-
Total	$(16,753)	$-	$60		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$10,961	(b)
Electric commodity	-	43,679	-		(29,616)	(c)	-
Natural gas commodity	-	(2,503)	-		16,158	(d)	-
Total	$-	$41,176	$-		$(13,458)		$10,961

	Three Months Ended Sept. 30, 2011
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$(22,032)	$-	$(27)	(a)	$-		$-
Vehicle fuel and other commodity	(116)	-	(30)	(e)	-		-
Total	$(22,148)	$-	$(57)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$338	(b)
Electric commodity	-	10,392	-		(11,050)	(c)	-
Natural gas commodity	-	(8,106)	-		-		-
Total	$-	$2,286	$-		$(11,050)		$338

	Nine Months Ended Sept. 30, 2011
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$(22,032)	$-	$(81)	(a)	$-		$-
Vehicle fuel and other commodity	61	-	(85)	(e)	-		-
Total	$(21,971)	$-	$(166)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$7,013	(b)
Electric commodity	-	29,537	-		(28,605)	(c)	-
Natural gas commodity	-	(11,658)	-		10,928	(d)	-
Total	$-	$17,879	$-		$(17,677)		$7,013

(a)	Amounts are recorded to interest charges.
(b)
Amounts are recorded to electric operating revenues.  Portions of these gains and losses are shared with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.

(c)
Amounts are recorded to electric fuel and purchased power; these derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

(d)
Amounts are recorded to cost of natural gas sold and transported; these derivative settlement gains and losses are shared with natural gas customers through  purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

(e)	Amounts are recorded to operating and maintenance (O&M) expenses.

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2012 and 2011.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale (NPNS) contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings.  If the credit ratings of NSP-Minnesota were downgraded below investment grade, derivative instruments reflected in a $12.4 million and $1.4 million gross liability position on the consolidated balance sheets at Sept. 30, 2012 and Dec. 31, 2011, respectively, would have required NSP-Minnesota to post collateral or settle outstanding contracts, including NPNS contracts, which would have resulted in no payments at Sept. 30, 2012 and payments of $0.1 million at Dec. 31, 2011, inclusive of the impacts of the offsetting asset positions with the applicable counterparties.  At Sept. 30, 2012 and Dec. 31, 2011, there was no collateral posted on these specific contracts.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota's ability to fulfill its contractual obligations is reasonably expected to be impaired.  NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of Sept. 30, 2012 and Dec. 31, 2011.

Recurring Fair Value Measurements — The following table presents, for each of the hierarchy levels, NSP-Minnesota's derivative assets and liabilities that are measured at fair value on a recurring basis at Sept. 30, 2012:

	Sept. 30, 2012
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$74	$-	$74	$-	$74
Other derivative instruments:
Trading commodity	5	21,360	-	21,365	(4,811)	16,554
Electric commodity	-	-	27,583	27,583	(1,801)	25,782
Natural gas commodity	-	156	-	156	(26)	130
Total current derivative assets	$5	$21,590	$27,583	$49,178	$(6,638)	42,540
Purchased power agreements (a)						23,109
Current derivative instruments						$65,649

Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$76	$-	$76	$(76)	$-
Other derivative instruments:
Trading commodity	-	38,774	-	38,774	(3,198)	35,576
Total noncurrent derivative assets	$-	$38,850	$-	$38,850	$(3,274)	35,576
Purchased power agreements (a)						37,284
Noncurrent derivative instruments						$72,860

Current derivative liabilities
Derivatives designated as cash flow hedges:
Other derivative instruments:
Trading commodity	$109	$15,258	$-	$15,367	$(8,100)	$7,267
Electric commodity	-	-	1,801	1,801	(1,801)	-
Total current derivative liabilities	$109	$15,258	$1,801	$17,168	$(9,901)	7,267
Purchased power agreements (a)						13,851
Current derivative instruments						$21,118

Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$17,830	$-	$17,830	$(3,274)	$14,556
Total noncurrent derivative liabilities	$-	$17,830	$-	$17,830	$(3,274)	14,556
Purchased power agreements (a)						162,631
Noncurrent derivative instruments						$177,187
(a)	In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, NSP-Minnesota began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments. As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities. During 2006, NSP-Minnesota qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
(b)	The accounting guidance for derivatives and hedging permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between NSP-Minnesota and a counterparty. A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

The following tables present, for each of the hierarchy levels, NSP-Minnesota's derivative assets and liabilities that are measured at fair value on a recurring basis at Dec. 31, 2011:

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

The following tables present the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2012 and 2011:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2012	2011
Balance at July 1	$33,789	$3,996
Settlements	(12,649)	(9,707)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	13	(7)
Gains recorded as regulatory liabilities	4,629	9,037
Balance at Sept. 30	$25,782	$3,319

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2012	2011
Balance at Jan. 1	$12,417	$2,392
Purchases	37,296	33,609
Settlements	(34,209)	(25,708)
Net transactions recorded during the period:
Gains recognized in earnings (a)	5	64
Gains (losses) recorded as regulatory assets and liabilities	10,273	(7,038)
Balance at Sept. 30	$25,782	$3,319

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for the three and nine months ended Sept. 30, 2012 and 2011.

Fair Value of Long-Term Debt

As of Sept. 30, 2012 and Dec. 31, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2012		Dec. 31, 2011
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$3,488,461	$4,240,055	$3,338,897	$4,066,367

The fair value of NSP-Minnesota's long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Sept. 30, 2012 and Dec. 31, 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2012	2011	2012	2011
Interest income	$837	$691	$4,593	$3,644
Other nonoperating income	141	91	613	423
Insurance policy expense	(1,306)	(680)	(4,011)	(2,286)
Other (expense) income, net	$(328)	$102	$1,195	$1,781

10.	Segment Information

Operating results from the regulated electric utility and regulated natural gas utility are each separately and regularly reviewed by NSP-Minnesota's chief operating decision maker.  NSP-Minnesota evaluates performance based on profit or loss generated from the product or service provided.  These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each reportable segment.

NSP-Minnesota has the following reportable segments: regulated electric utility, regulated natural gas utility and all other.

•
NSP-Minnesota's regulated electric utility segment generates electricity which is transmitted and distributed in Minnesota, North Dakota and South Dakota.  In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States.  Regulated electric utility also includes NSP-Minnesota's commodity trading operations.

•	NSP-Minnesota's regulated natural gas utility segment transports, stores and distributes natural gas in portions of Minnesota and North Dakota.
•
Revenues from operating segments not included above are below the necessary quantitative thresholds and are therefore included in the all other category.  Those primarily include appliance repair services, nonutility real estate activities and revenues associated with processing solid waste into refuse-derived fuel.

Asset and capital expenditure information is not provided for NSP-Minnesota's reportable segments because as an integrated electric and natural gas utility, NSP-Minnesota operates significant assets that are not dedicated to a specific business segment, and reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis.

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2012
Operating revenues from external customers	$1,130,207	$49,522	$5,671	$-	$1,185,400
Intersegment revenues	143	160	-	(303)	-
Total revenues	$1,130,350	$49,682	$5,671	$(303)	$1,185,400
Net income (loss)	$138,453	$(5,081)	$2,639	$-	$136,011

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2011
Operating revenues from external customers	$1,103,875	$58,914	$5,349	$-	$1,168,138
Intersegment revenues	157	100	-	(257)	-
Total revenues	$1,104,032	$59,014	$5,349	$(257)	$1,168,138
Net income (loss)	$140,383	$(4,967)	$6,486	$-	$141,902

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Nine Months Ended Sept. 30, 2012
Operating revenues from external customers	$2,912,641	$305,105	$16,963	$-	$3,234,709
Intersegment revenues	410	540	-	(950)	-
Total revenues	$2,913,051	$305,645	$16,963	$(950)	$3,234,709
Net income	$262,655	$6,405	$8,249	$-	$277,309

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Nine Months Ended Sept. 30, 2011
Operating revenues from external customers	$2,916,082	$439,562	$15,912	$-	$3,371,556
Intersegment revenues	453	439	-	(892)	-
Total revenues	$2,916,535	$440,001	$15,912	$(892)	$3,371,556
Net income	$270,557	$16,182	$12,561	$-	$299,300

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$7,352	$7,004	$24	$21
Interest cost	12,304	12,987	1,782	1,843
Expected return on plan assets	(16,828)	(18,560)	(110)	(144)
Amortization of transition obligation	-	-	337	337
Amortization of prior service cost (credit)	2,954	3,292	(29)	(29)
Amortization of net loss	10,032	7,184	801	587
Net periodic benefit cost	15,814	11,907	2,805	2,615
Cost not recognized due to the effects of regulation	(8,570)	(8,724)	-	-
Net benefit cost recognized for financial reporting	$7,244	$3,183	$2,805	$2,615

	Nine Months Ended Sept. 30
	2012	2011	2012	2011
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Service cost	$22,058	$21,012	$72	$65
Interest cost	36,914	38,960	5,347	5,529
Expected return on plan assets	(50,486)	(55,681)	(329)	(432)
Amortization of transition obligation	-	-	1,010	1,010
Amortization of prior service cost (credit)	8,864	9,877	(88)	(88)
Amortization of net loss	30,097	21,552	2,403	1,761
Net periodic benefit cost	47,447	35,720	8,415	7,845
Cost not recognized due to the effects of regulation	(25,711)	(26,174)	-	-
Net benefit cost recognized for financial reporting	$21,736	$9,546	$8,415	$7,845

In January 2012, contributions of $190.5 million were made across four of Xcel Energy's pension plans, of which $79.3 million was attributable to NSP-Minnesota.  Xcel Energy does not expect additional pension contributions during 2012.

In June 2012, to manage volatility in equity pricing within the pension master trust, Xcel Energy entered into equity collar contracts with a net-zero cost at initiation on a portion of the equity securities.  The equity collar strategy is designed to reduce potential equity losses while limiting gains, resulting in lower equity volatility for the pension plans.  At Sept. 30, 2012, the mark-to-market value of these arrangements was not material to the value of the pension trust assets or NSP-Minnesota's results of operations, cash flows, or financial position.  These arrangements will expire in December 2012.

Item 2 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of financial condition and liquidity for NSP-Minnesota is omitted per conditions set forth in general instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries.  It is replaced with management's narrative analysis of the results of operations set forth in general instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).

Financial Review

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Minnesota's financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future.  It should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes to the consolidated financial statements.  Due to the seasonality of NSP-Minnesota's electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words "anticipate," "believe," "estimate," "expect," "intend," "may," "objective," "outlook," "plan," "project," "possible," "potential," "should" and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota's nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including "Risk Factors" in Item 1A of NSP-Minnesota's Form 10-K for the year ended Dec. 31, 2011, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2012.

Results of Operations

NSP-Minnesota's net income was approximately $277.3 million for the nine months ended Sept. 30, 2012, compared with approximately $299.3 million for the same period in 2011.  The decrease is primarily due to the unfavorable impact of warmer than normal winter weather, higher property taxes, and higher O&M expenses.  These decreases were partially offset by lower depreciation expense and a lower effective tax rate.

Electric Revenues and Margins

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2012	2011
Electric revenues	$2,913	$2,916
Electric fuel and purchased power	(1,176)	(1,181)
Electric margin	$1,737	$1,735

The following summarizes the components of the changes in electric revenues and margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Estimated impact of weather	$(12)
Conservation revenue (offset by expenses)	(11)
Differences in Minnesota retail rates (2011 interim compared to 2012 settlement) (a)	(9)
Retail sales decrease (excluding weather impact)	(7)
Fuel and purchased power cost recovery	(5)
Transmission revenue	19
Retail rate increases (North Dakota and South Dakota)	8
Conservation incentive	7
Interchange agreement billing with NSP-Wisconsin	6
Other, net	1
Total decrease in electric revenues	$(3)

(a)
NSP-Minnesota reduced depreciation expense and revenues by approximately $24 million in the first nine months of 2012 to reflect the settlements in the 2011 Minnesota and South Dakota electric rate cases.

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Transmission revenue, net of costs	$11
Retail rate increases (North Dakota and South Dakota)	8
Conservation incentive	7
Interchange agreement billing with NSP-Wisconsin	7
Trading	5
Estimated impact of weather	(12)
Conservation revenue (offset by expenses)	(11)
Differences in Minnesota retail rates (2011 interim compared to 2012 settlement) (a)	(9)
Retail sales decrease (excluding weather impact)	(7)
Other, net	3
Total increase in electric margin	$2

(a)
NSP-Minnesota reduced depreciation expense and revenues by approximately $24 million in the first nine months of 2012 to reflect the settlements in the 2011 Minnesota and South Dakota electric rate cases.

Natural Gas Revenues and Margins

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2012	2011
Natural gas revenues	$305	$440
Cost of natural gas sold and transported	(179)	(287)
Natural gas margin	$126	$153

The following summarizes the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2012 vs. 2011
Purchased natural gas adjustment clause recovery	$(107)
Estimated impact of weather	(15)
Conservation revenue (offset by expenses)	(13)
Total decrease in natural gas revenues	$(135)

Natural Gas Margin

2012 vs. 2011
Estimated impact of weather	$(15)
Conservation revenue (offset by expenses)	(13)
Other, net	1
Total decrease in natural gas margin	$(27)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $19.8 million, or 2.5 percent, for the nine months ended Sept. 30, 2012, compared with the same period in 2011.  The following summarizes the components of the changes for the nine months ended Sept. 30:

(Millions of Dollars)	2012 vs. 2011
Higher employee benefit costs	$18
Higher plant generation costs	5
Higher consulting costs	2
Interchange agreement billing with NSP-Wisconsin	2
Lower bad debt costs	(4)
Lower lease costs	(2)
Other, net	(1)
Total increase in O&M expenses	$20

•	Higher employee benefit costs are primarily due to higher pension expense.
•	Higher plant generation costs are related to increased internal and external labor costs for outages and overhauls in 2012.

Conservation Program Expenses — Conservation program expenses decreased $23.4 million, or 23.0 percent, for the nine months ended Sept. 30, 2012, compared with the same period in 2011.  The decrease is primarily attributable to a lower gas rider rate, as well as the timing of recovery of electric conservation improvement program expenses.  Conservation program expenses are generally recovered in major jurisdictions concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense decreased $11.5 million, or 3.6 percent, for the nine months ended Sept. 30, 2012, compared with the same period in 2011.  This decrease is primarily due to a change in depreciation lives for certain assets to reflect the settlements in the Minnesota and South Dakota electric rate cases, resulting in a reduction in depreciation expense of $24 million, partially offset by normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $24.8 million, or 19.6 percent, for the nine months ended Sept. 30, 2012, compared with the same period in 2011.  The increases are due to an increase in property taxes primarily in Minnesota.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC decreased $2.4 million, or 5.4 percent, for the nine months ended Sept. 30, 2012, compared with the same period in 2011.  The decrease is primarily due to construction projects related to the Monticello extended power uprate that went into service in 2011.

Income Taxes — Income tax expense decreased $16.1 million for the nine months ended Sept. 30, 2012, compared with the same period in 2011.  The decrease in income tax expense was primarily due to lower pretax earnings and a tax benefit associated with a carryback.   These were partially offset by increased state income taxes in 2012.  The effective tax rate was 33.8 percent for the first nine months of 2012, compared with 34.5 percent for the same period in 2011.  The lower effective tax rate for the first nine months of 2012 was primarily due to the completion of an analysis in the first quarter of 2012 on the eligibility of certain expenses that qualified for an extended carryback beyond the typical two-year carryback period.  As a result, NSP-Minnesota recognized a discrete tax benefit of approximately $15 million.  This benefit was partially offset by higher state income taxes in 2012.

Public Utility Regulation

NSP System Resource Plans — In December 2011, NSP-Minnesota filed an update to its resource plan with the MPUC.  NSP-Minnesota modified the current plan to include a recommendation to withdraw the Black Dog repowering project certificate of need (CON) and to reassess the wind procurement plan and resource contingency plan in detail to account for slower projected growth and the loss of NSP-Wisconsin's wholesale customers.  In May 2012, an administrative law judge (ALJ) recommended the MPUC grant NSP-Minnesota's request to withdraw the CON application; the matter has been pending MPUC action.  The Department of Commerce and NSP-Minnesota's most recent analyses indicate the need for 400 to 600 MW of new NSP System generating capacity later in the decade.  The NSP System is the integrated electric production and transmission system of NSP-Minnesota and NSP-Wisconsin, managed by NSP-Minnesota.  In August 2012, NSP-Minnesota recommended to the MPUC to reconvene the CON proceeding with a modified scope to reflect the MPUC's forthcoming Resource Plan Order.  See additional discussion within the Prairie Island Nuclear Extended Power Uprate section below.

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

The MPUC has issued route permits for the Minnesota portion of the Fargo, N.D. to St. Cloud, Minn. project, the Brookings, S.D. project, the Bemidji, Minn. to Grand Rapids, Minn. project and for the portions of the new transmission lines between Hampton, Minn. and La Crosse, Wis. to be constructed in Minnesota.  In June 2011, the SDPUC approved a facility permit for a portion of the Brookings, S.D. project.  The North Dakota Public Service Commission (NDPSC) granted a certificate of public convenience and necessity (CPCN) in January 2011, and a Certificate of Corridor Compatibility and Route Permit for the portion of the line in North Dakota in September 2012.  In October 2012, several parties appealed the NDPSC's order for the CPCN.  NSP-Minnesota expects to oppose the appeal.

In December 2011, the Monticello, Minn. to St. Cloud, Minn. portion of the Fargo 345 KV project was placed in service and MISO granted the final approval of the Brookings, S.D. project as a multi-value project (MVP).  In September 2012, the Bemidji, Minn. to Grand Rapids, Minn. 230 KV line was placed in service.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards.  State and local agencies have jurisdiction over many of NSP-Minnesota's activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2011.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Orders 1000, 1000-A, and 1000-B adopting new requirements for transmission planning, cost allocation, and development to be effective prospectively.  The requirements for transmission planning and cost allocation were addressed by revisions to the MISO Tariff for NSP-Minnesota as discussed below in MISO Transmission Pricing.

In April 2012, Minnesota's Governor signed legislation that preserves the rights of incumbent utilities to construct and own transmission interconnected to their systems.  This legislation is similar to the legislation previously passed in North Dakota and South Dakota.  Therefore, Order 1000 is expected to have limited impacts on future transmission development and ownership in the NSP System in Minnesota, North Dakota, and South Dakota.

ATC Complaint vs. Xcel Energy Services Inc. re Hampton, Minn. – La Crosse, Wis. Transmission Line — In October 2012, American Transmission Company LLC (ATC) filed a complaint against MISO, Xcel Energy Services Inc., NSP-Minnesota and NSP-Wisconsin, alleging that, under the legal principles set forth in the July 2012 FERC ruling in the La Crosse, Wis. to Madison, Wis. Transmission line complaint against ATC, that the FERC should determine that MISO should have designated the Hampton, Minn. to La Crosse, Wis. CapX2020 345 KV line and the La Crosse, Wis. to Madison, Wis. 345 KV line as a single facility under the MISO Transmission Owners Agreement (TOA) and Tariff, and ATC thus should have been designated as the owner of the La Crosse, Wis. to Madison, Wis. line portion of the purported single facility.  Xcel Energy believes the ATC complaint is without merit, and filed an answer seeking dismissal of the ATC complaint on Oct. 22, 2012.

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments: some lower voltage projects are fully allocated to loads near the project vicinity, and other reliability projects are allocated 20 percent regionally and 80 percent to local loads.   If a project qualifies as a MVP, the costs would be fully allocated to all loads in the MISO region.  MVP eligibility is generally obtained for higher voltage (345 KV and higher) projects expected to provide multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving.  Certain parties have appealed the FERC MVP tariff orders to the Seventh Circuit Court of Appeals.

In its Order 1000 compliance filing in October 2012, MISO proposed that all future reliability projects be fully allocated to the zone(s) in which the project is located (rather than allocating costs more broadly).  MVP projects would continue to be eligible for regional cost allocation.   The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery.  Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities.  The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

Nuclear Power Operations and Waste Disposal

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant.  See Note 12 of NSP-Minnesota's Annual Report on Form 10-K for the year ended Dec. 31, 2011 for further discussion regarding the nuclear generating plants.  Nuclear power plant operation produces gaseous, liquid and solid radioactive wastes.  The discharge and handling of such wastes are controlled by federal regulation.  High-level radioactive wastes primarily include used nuclear fuel.  Low-level radioactive waste consists primarily of demineralizer resins, paper, protective clothing, rags, tools and equipment that have become contaminated through use in the plant.

NRC Regulation — The NRC regulates the nuclear operations of NSP-Minnesota.  Decisions by the NRC can significantly impact the operations of the nuclear generating plants.  The event at the nuclear generating plant in Fukushima, Japan in 2011 could impact the NRC's deliberations on NSP-Minnesota's power uprates and could also result in additional regulation, which could require additional capital expenditures or operating expenses.  The NRC has created an internal task force that has developed recommendations on whether it should require immediate emergency preparedness and mitigating enhancements at U.S. reactors and any changes to NRC regulations, inspection procedures, and licensing processes.  In July 2011, the task force released its recommendations in a written report which recommends actions to enhance U.S. nuclear generating plant readiness to safely manage severe events.

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

NRC Waste Confidence Decision (WCD) — In June 2012, the D.C. Circuit issued a ruling to vacate and remand the NRC's WCD.  The WCD assesses how long temporary on-site storage can remain safe and when facilities for the disposal of nuclear waste will become available.  The D.C. Circuit remanded the WCD to the NRC and directed them to prepare an environmental impact statement if there are significant impacts or an environmental assessment to support a finding of no significant impact.  In September 2012, the NRC Commissioners directed the NRC Staff to develop an environmental impact statement (EIS) and a revised WCD and rule on the temporary storage of spent nuclear fuel.  The EIS and rule are to be completed within 24 months.  NSP-Minnesota has reviewed the D.C. Circuit decision and the NRC's actions in response to that decision and believes that there will not be an immediate impact on operations at the Prairie Island or Monticello nuclear generating plants.

Prairie Island Independent Spent Fuel Storage Installation License Renewal — The current license to operate an Independent Spent Fuel Storage Installation (ISFSI) at Prairie Island expires in October 2013.  An application to renew the ISFSI license for an additional 40 years until 2053 was submitted by NSP-Minnesota to the NRC in October 2011.  In August 2012 the Prairie Island Indian Community (PIIC) petitioned to intervene and filed contentions with the NRC.  In September 2012 the NRC named an Atomic Safety and Licensing Board (ASLB) to review the PIIC's request to intervene and contentions.  The PIIC's standing to intervene was not challenged by any of the parties.  The ASLB will now review the arguments and decide which if any of the contentions are admissible.

Nuclear Plant Power Uprates

Prairie Island Nuclear Extended Power Uprate — In 2009, the MPUC granted NSP-Minnesota a CON for an extended power uprate project at the Prairie Island nuclear generating plant.  The total estimated cost of the extended power uprate is $294 million of which approximately $59 million has been incurred.  The December 2011 resource plan update notified the MPUC that there were changes in the size, timing, and cost estimates for this project.  In March 2012, NSP-Minnesota made a change of circumstances (COC) filing and provided revised economic and project design analysis.  Public comments have been received both in support of and challenging the continuation of the project.  On Oct. 22, 2012, NSP-Minnesota filed a supplement to the March 2012 COC which included the estimated impact of revised scheduled outages.  The information indicates further reduction to the estimated benefit of the uprate project and provides NSP-Minnesota's conclusion that further investment in this project will not benefit customers.  However, NSP-Minnesota reaffirmed its willingness to proceed with the uprate if the MPUC reaches a different conclusion.

Monticello Nuclear Plant Extended Power Uprate —  In 2008, NSP-Minnesota filed for both state and federal approvals of an extended power uprate of approximately 71 MW for NSP-Minnesota's Monticello nuclear generating plant.  The MPUC approved the CON for the extended power uprate in 2008.  The license amendment filing was placed on hold by the NRC Staff to address concerns raised by the Advisory Committee on Reactor Safeguards related to containment pressure associated with pump performance.  In September 2012, NSP-Minnesota made a supplemental filing to the NRC to address the containment accident pressure concern, as part of its application to amend the operating license to allow the power uprate.  NSP-Minnesota hopes to receive approval of the extended power uprate project by the NRC in the second quarter of 2013.  NSP-Minnesota is planning to implement the equipment changes needed to support the Monticello life extension and power uprate projects in the planned spring 2013 refueling outage.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of Sept. 30, 2012, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota's management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota's disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

No change in NSP-Minnesota's internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota's internal control over financial reporting.

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

Item 1A — RISK FACTORS

NSP-Minnesota's risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2011, which is incorporated herein by reference.

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
4.01*
Supplemental Indenture dated as of Aug. 1, 2012 between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as successor Trustee, creating $300 million principal amount of 2.15 percent First Mortgage Bonds, Series due Aug. 15, 2022 and $500 million principal amount of 3.40 percent First Mortgage Bonds, Series due Aug. 15, 2042 (Exhibit 4.01 to Form 8-K dated Aug. 13, 2012 (file no. 001-31387)).

10.01*
Amended and Restated Credit Agreement, dated as of July 27, 2012 among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Incorporated by reference to Exhibit 99.02 to Xcel Energy Inc.'s Form 8-K, dated July 27, 2012 (file no. 001-03034)).

31.01	Principal Executive Officer's certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer's certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101 †
The following materials from NSP-Minnesota's Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oct. 26, 2012		Northern States Power Company (a Minnesota corporation)

	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director