Form 10-Q
period 2013-09-30
NORTHERN STATES POWER CO
filed 2013-10-28
CIK 1123852

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2013
Common Stock, $0.01 par value	1,000,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Operating revenues
Electric, non-affiliates	$1,077,545	$1,015,287	$2,778,954	$2,578,014
Electric, affiliates	79,589	114,920	300,725	334,627
Natural gas	53,724	49,522	396,461	305,105
Other	6,618	5,671	19,416	16,963
Total operating revenues	1,217,476	1,185,400	3,495,556	3,234,709

Operating expenses
Electric fuel and purchased power	465,106	448,681	1,270,185	1,176,155
Cost of natural gas sold and transported	23,481	19,420	247,018	179,155
Cost of sales — other	4,122	3,581	11,536	9,670
Operating and maintenance expenses	294,831	270,403	854,533	803,044
Conservation program expenses	23,699	28,408	69,756	78,579
Depreciation and amortization	89,228	105,891	302,048	304,794
Taxes (other than income taxes)	52,489	49,269	158,624	151,411
Total operating expenses	952,956	925,653	2,913,700	2,702,808

Operating income	264,520	259,747	581,856	531,901

Other (expense) income, net	(1,147)	(328)	3	1,195
Allowance for funds used during construction — equity	9,291	9,886	31,892	27,100

Interest charges and financing costs
Interest charges — includes other financing costs of $1,649, $1,501, $4,687 and $4,454 respectively	50,307	52,080	141,898	156,482
Allowance for funds used during construction — debt	(4,331)	(5,757)	(14,327)	(14,972)
Total interest charges and financing costs	45,976	46,323	127,571	141,510

Income before income taxes	226,688	222,982	486,180	418,686
Income taxes	71,582	86,971	151,408	141,377
Net income	$155,106	$136,011	$334,772	$277,309

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Net income	$155,106	$136,011	$334,772	$277,309

Other comprehensive income (loss)

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $16, $23, $48 and $79, respectively	22	45	67	126

Derivative instruments:
Net fair value increase (decrease), net of tax of $6, $(3,716), $(2) and $(6,879), respectively	14	(5,277)	(5)	(9,874)
Reclassification of losses to net income, net of tax of $145, $72, $421 and $27, respectively	192	100	580	33
	206	(5,177)	575	(9,841)
Marketable securities:
Net fair value increase (decrease), net of tax of $77, $(30), $55 and $89, respectively	112	(45)	80	129

Other comprehensive income (loss)	340	(5,177)	722	(9,586)
Comprehensive income	$155,446	$130,834	$335,494	$267,723

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2013	2012
Operating activities
Net income	$334,772	$277,309
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	306,003	308,421
Nuclear fuel amortization	76,447	79,171
Deferred income taxes	106,619	146,578
Amortization of investment tax credits	(2,010)	(2,026)
Allowance for equity funds used during construction	(31,892)	(27,100)
Net realized and unrealized hedging and derivative transactions	(4,856)	(53,887)
Changes in operating assets and liabilities:
Accounts receivable	(73,538)	(153,483)
Accrued unbilled revenues	22,053	54,977
Inventories	(32,950)	36,492
Other current assets	29,509	(20,088)
Accounts payable	33,623	(13,584)
Net regulatory assets and liabilities	27,368	(381)
Other current liabilities	126,474	(34,971)
Pension and other employee benefit obligations	(63,513)	(70,987)
Change in other noncurrent assets	13,886	(16,248)
Change in other noncurrent liabilities	(5,795)	(2,937)
Net cash provided by operating activities	862,200	507,256

Investing activities
Utility capital/construction expenditures	(1,157,110)	(820,098)
Proceeds from insurance recoveries	90,000	56,892
Allowance for equity funds used during construction	31,892	27,100
Purchases of investments in external decommissioning fund	(1,177,398)	(501,009)
Proceeds from the sale of investments in external decommissioning fund	1,172,597	501,009
Investments in utility money pool arrangement	(29,000)	—
Repayments from utility money pool arrangement	29,000	—
Change in restricted cash	—	95,287
Other, net	(1,000)	(894)
Net cash used in investing activities	(1,041,019)	(641,713)

Financing activities
Repayments of short-term borrowings, net	(188,000)	(26,000)
Borrowings under utility money pool arrangement	718,000	889,000
Repayments under utility money pool arrangement	(663,000)	(834,000)
Proceeds from issuance of long-term debt	394,806	786,852
Repayments of long-term debt, including reacquisition premiums	—	(648,869)
Capital contributions from parent	110,102	145,621
Dividends paid to parent	(176,755)	(175,104)
Net cash provided by financing activities	195,153	137,500

Net change in cash and cash equivalents	16,334	3,043
Cash and cash equivalents at beginning of period	28,842	26,005
Cash and cash equivalents at end of period	$45,176	$29,048

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(141,916)	$(171,697)
Cash paid for income taxes, net	(10,190)	(49,446)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$142,359	$98,100

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2013	Dec. 31, 2012
Assets
Current assets
Cash and cash equivalents	$45,176	$28,842
Accounts receivable, net	373,877	325,143
Accounts receivable from affiliates	22,886	26,660
Accrued unbilled revenues	207,611	229,664
Inventories	293,494	260,758
Regulatory assets	189,350	156,223
Derivative instruments	76,268	56,232
Prepayments and other	245,136	94,019
Total current assets	1,453,798	1,177,541

Property, plant and equipment, net	10,219,186	9,546,968

Other assets
Nuclear decommissioning fund and other investments	1,579,205	1,514,156
Regulatory assets	1,050,448	1,039,675
Derivative instruments	45,532	66,480
Other	45,244	56,438
Total other assets	2,720,429	2,676,749
Total assets	$14,393,413	$13,401,258

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$14	$2
Short-term debt	33,000	221,000
Borrowings under utility money pool arrangement	55,000	—
Accounts payable	415,996	367,021
Accounts payable to affiliates	71,167	69,739
Regulatory liabilities	93,834	53,159
Taxes accrued	192,246	175,929
Accrued interest	39,938	58,135
Dividends payable to parent	58,744	58,757
Derivative instruments	15,053	20,117
Provision for rate refund	118,955	686
Other	106,588	102,229
Total current liabilities	1,200,535	1,126,774

Deferred credits and other liabilities
Deferred income taxes	2,209,258	1,944,910
Deferred investment tax credits	28,903	30,304
Regulatory liabilities	427,628	432,471
Asset retirement obligations	1,719,475	1,655,402
Derivative instruments	157,265	174,471
Pension and employee benefit obligations	358,830	422,496
Other	97,770	89,423
Total deferred credits and other liabilities	4,999,129	4,749,477

Commitments and contingencies
Capitalization
Long-term debt	3,888,526	3,488,638
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2013 and Dec. 31, 2012, respectively	10	10
Additional paid in capital	2,691,603	2,581,501
Retained earnings	1,636,087	1,478,057
Accumulated other comprehensive loss	(22,477)	(23,199)
Total common stockholder’s equity	4,305,223	4,036,369
Total liabilities and equity	$14,393,413	$13,401,258

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2013 and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2013 and 2012; and its cash flows for the nine months ended Sept. 30, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2013 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 25, 2013.  Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin (NSP System) is operated on an integrated basis and managed by NSP-Minnesota and NSP-Wisconsin. The electric production and transmission costs of the NSP System are shared by NSP-Minnesota and NSP-Wisconsin. A Federal Energy Regulatory Commission (FERC) approved Interchange Agreement between the two companies provides for the sharing of all generation and transmission costs of the NSP System. Such costs include current and potential obligations of NSP-Minnesota related to its nuclear generating facilities.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$393,142	$345,563
Less allowance for bad debts	(19,265)	(20,420)
	$373,877	$325,143

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$145,017	$134,952
Fuel	93,469	80,307
Natural gas	55,008	45,499
	$293,494	$260,758

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$12,969,473	$12,322,677
Natural gas plant	1,046,970	1,027,632
Common and other property	491,547	493,322
Construction work in progress	1,120,250	951,199
Total property, plant and equipment	15,628,240	14,794,830
Less accumulated depreciation	(5,745,948)	(5,594,064)
Nuclear fuel	2,157,940	2,090,801
Less accumulated amortization	(1,821,046)	(1,744,599)
	$10,219,186	$9,546,968

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of Sept. 30, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$5.6	$2.8
Unrecognized tax benefit — Temporary tax positions	18.3	16.7
Total unrecognized tax benefit	$23.9	$19.5

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(19.3)	$(16.8)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $21 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at Sept. 30, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2013 or Dec. 31, 2012.

Tangible Property Regulations — In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property. As NSP-Minnesota had adopted certain utility-specific guidance previously issued by the IRS, the issuance is not expected to have a material impact on its consolidated financial statements.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 and in Note 5 to NSP-Minnesota’s Quarterly Reports on Form 10-Q for the quarter periods ended March 31, 2013 and June 30, 2013, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Minnesota 2013 Electric Rate Case — In November 2012, NSP-Minnesota filed a request with the MPUC for an increase in annual revenues of approximately $285 million, or 10.7 percent.  The rate filing was based on a 2013 forecast test year (FTY), a requested return on equity (ROE) of 10.6 percent, an average electric rate base of approximately $6.3 billion and an equity ratio of 52.56 percent.  In January 2013, interim rates of approximately $251 million became effective, subject to refund.

NSP-Minnesota subsequently revised the requested annual revenue increase to approximately $209 million, or 7.8 percent, based on an ROE of 10.6 percent, a rate base of approximately $6.3 billion an equity ratio of 52.56 percent. The revenue requirement reflected a requested deficiency of $259 million combined with $50 million of rate mitigation through deferral mechanisms.

On Sept. 3, 2013, the MPUC issued an order approving a rate increase of approximately $103 million, or 3.8 percent, based on a 9.83 percent ROE and 52.56 percent equity ratio. In addition, the MPUC authorized approximately $20 million in deferrals, as well as a $24 million reduction in revenue and depreciation expense.

The table below reconciles NSP-Minnesota’s original request to the final MPUC order:

(Millions of Dollars)	NSP-Minnesota Request	Administrative Law Judge (ALJ) Recommendation	MPUC Order
NSP-Minnesota original request	$285	$285	$285
ROE	—	(43)	(43)
Sherco Unit 3	(35)	(38)	(34)
Reduced recovery for nuclear plants	(11)	(14)	(15)
Incentive compensation	(3)	(4)	(4)
Sales forecast	(1)	(26)	(26)
Pension	(10)	(13)	(13)
Employee benefits	(4)	(6)	(6)
Black Dog remediation	(5)	(5)	(5)
Estimated impact of the theoretical depreciation reserve	—	—	(24)
NSP-Wisconsin wholesale allocation	(7)	(7)	(7)
Other, net	—	(2)	(5)
Recommended rate increase	209	127	103
Estimated impact of cost deferrals	50	34	20
Estimated impact of the theoretical depreciation reserve	—	—	24
Impact on pre-tax income	$259	$161	$147

NSP-Minnesota filed its final rate implementation and interim rate refund compliance filing on Sept. 19, 2013, requesting final rates be implemented Dec. 1, 2013, with interim rate refunds of approximately $132.2 million, including interest, to begin by January 2014. The Office of the Attorney General requested the MPUC to reconsider its Sept. 3, 2013 order with respect to the calculation of AFUDC. NSP-Minnesota has filed a response opposing the motion. Both items are pending MPUC action.

In the third quarter of 2013, NSP-Minnesota increased the reserve for revenue subject to refund by $30 million, and also recorded a reduction to depreciation expense and other operating expenses in the same amount, to implement the cost deferral and depreciation requirements of the final MPUC order. Adjustments to the reserve in the third quarter of 2013 related to revenue recognized in the first and second quarters of 2013 were not material.

NSP-Minnesota Nuclear Project Prudence Investigation — In the NSP-Minnesota 2013 Minnesota electric rate case final order, the MPUC initiated an investigation to determine whether the costs in excess of those included in the Certificate of Need (CON) for NSP-Minnesota’s Monticello life cycle management (LCM)/extended power uprate (EPU) project were prudently incurred. In October 2013, NSP-Minnesota filed a summary report and witness testimony to further support the change in and prudence of the incurred costs. The filing indicated the increase in costs was primarily attributable to three factors: (1) the original estimate was based on a high level conceptual design and the project scope increased as the actual conditions of the plant were incorporated into the design; (2) implementation difficulties, including the amount of work that occurred in confined and radioactive or electrically sensitive spaces and NSP-Minnesota’s and its vendors’ ability to attract and retain experienced workers; and (3) additional Nuclear Regulatory Commission (NRC) licensing related requests over the five-plus year application process. In September 2013, the Advisory Committee to the NRC on Reactor Safety recommended approval of the EPU license. The EPU license is expected to be granted by the end of 2013 and the complementary MELLA Plus fuel license is anticipated to be received in March 2014. NSP-Minnesota has provided information that the cost deviation is in line with similar upgrade projects undertaken and the project remains economically beneficial to customers. The results and any recommendations from the conclusion of this prudence proceeding are expected to be considered by the MPUC in NSP-Minnesota’s 2014 Minnesota electric rate case.

Pending Regulatory Proceedings — North Dakota Public Service Commission (NDPSC)

North Dakota 2013 Electric Rate Case — In December 2012, NSP-Minnesota filed a request with the NDPSC to increase annual retail electric rates approximately $16.9 million, or 9.25 percent.  The rate filing is based on a 2013 FTY, a requested ROE of 10.6 percent, an electric rate base of approximately $377.6 million and an equity ratio of 52.56 percent.  In January 2013, the NDPSC approved an interim electric increase of $14.7 million, effective Feb. 16, 2013, subject to refund. In June 2013, NSP-Minnesota revised its rate increase to $16 million, reflecting updated information.

On Aug. 12, 2013, NSP-Minnesota filed rebuttal testimony revising the requested increase in retail electric rates to approximately $14.9 million, based on a revised ROE of 10.25 percent and incorporating the updated information from June 2013.

On Aug. 22, 2013, NDPSC Staff filed supplemental testimony revising their recommendation by removing a positive adjustment for federal taxes and adjusting depreciation to reflect longer asset lives. In total, the NDPSC Staff’s filed position was modified to a $10 million rate reduction. The recommendation reflects a 9.0 percent ROE.

Primary revenue requirement adjustments include:

(Millions of Dollars)	NSP-Minnesota Rebuttal Testimony	NDPSC Position as Supplemented
NSP-Minnesota revised request	$16.0	$16.0
Use of a one month coincident peak demand allocator for certain rate base and operation expenses	—	(20.4)
ROE	(1.2)	(5.2)
Incentive compensation	—	(0.8)
Adjustment for various O&M expenses	—	(0.7)
Modified cost of capital and increased capital structure to 53.42 percent	0.1	1.3
Depreciation/remaining life study	—	(1.1)
Other, net	—	0.9
Recommended rate increase (decrease)	$14.9	$(10.0)

Evidentiary hearings were conducted in late August 2013. A final NDPSC decision on the case is anticipated in the fourth quarter of 2013 or the first quarter of 2014.

Recently Concluded Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

South Dakota 2012 Electric Rate Case — In March 2013, NSP-Minnesota and the SDPUC Staff reached a settlement agreement that provides for a base rate increase of approximately $11.6 million and the implementation of a new rider. On Oct. 1, 2013, NSP-Minnesota filed its compliance report consistent with the settlement to recover the revenue requirement on the specific major capital additions and incremental property tax resulting in recovery of $8.7 million for 2014.

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

NSP-Minnesota had approximately 1,069 megawatts (MW) and 1,064 MW of capacity under long-term purchased power agreements as of Sept. 30, 2013 and Dec. 31, 2012, respectively, with entities that have been determined to be variable interest entities.  NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2028.

Environmental Contingencies

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard (NSPS) Proposal and Emission Guideline for Existing Sources — In September 2013, the U.S. Environmental Protection Agency (EPA) re-proposed a GHG NSPS for newly constructed power plants which seeks to establish carbon dioxide (CO2) emission rates for coal-fired power plants that reflect emission reductions using partial carbon capture and storage technology (CCS). The EPA’s proposed CO2 emission limits for gas-fired power plants reflect emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

In June 2013, President Obama issued a memorandum directing the EPA to develop GHG emission standards for existing power plants. The memorandum anticipates the EPA will issue a proposed GHG emission standard for existing power plants in June 2014. It is not possible to evaluate the impact of existing source standards until the upcoming proposal and final requirements are known.

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

In August 2012, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA.  The D.C. Circuit stated that the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement.  In June 2013, the U.S. Supreme Court elected to review the D.C. Circuit’s 2012 decision to vacate the CSAPR. The Court has ordered the parties to file briefs in the appeal this fall and will hear arguments in December 2013. The Court will likely issue a decision by June 2014.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions.  The CAIR does not currently apply to Minnesota.

Federal Clean Water Act - Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. Refuse derived fuel, biomass and other alternatively fueled power plants are not addressed by the proposed revisions. The proposed rule identifies four potential regulatory options and invites comments on those regulatory approaches. The options differ in the number of waste streams covered, size of the units controlled and stringency of controls. A final rule is anticipated in 2014. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017 but no later than July 2022. The impact of this rule on NSP-Minnesota is uncertain at this time.

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

NSP-Minnesota’s estimated cost for meeting the BART, regional haze and other Clean Air Act requirements is approximately $50 million, of which $37 million has already been spent on projects to reduce NOx emissions on Sherco Units 1 and 2.  NSP-Minnesota anticipates that all costs associated with BART compliance will be fully recoverable through regulatory recovery mechanisms.  If the above litigation results in further EPA proceedings concerning the SIP, such proceedings may consider whether SCRs should be required for Sherco Units 1 and 2.

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

Environmental Litigation

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  In May 2013, the Fifth Circuit affirmed the district court’s dismissal of this lawsuit. Plaintiffs elected not to seek further review of this decision, which brings this litigation to a close.  No accrual was recorded for this matter.

Employment, Tort and Commercial Litigation

Merricourt Wind Project Litigation — In April 2011, NSP-Minnesota terminated its agreements with enXco Development Corporation (enXco) for the development of a 150 MW wind project in southeastern North Dakota.  NSP-Minnesota’s decision to terminate the agreements was based in large part on the adverse impact this project could have on endangered or threatened species protected by federal law and the uncertainty in cost and timing in mitigating this impact.  NSP-Minnesota also terminated the agreements due to enXco’s nonperformance of certain other conditions, including failure to obtain a Certificate of Site Compatibility and the failure to close on the contracts by an agreed upon date of March 31, 2011.  NSP-Minnesota recorded a $101 million deposit in the first quarter of 2011, which was collected in April 2011.  In May 2011, NSP-Minnesota filed a declaratory judgment action in the U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreements.  enXco also filed a separate lawsuit in the same court seeking approximately $240 million for an alleged breach of contract.  NSP-Minnesota believes enXco’s lawsuit is without merit.  In Oct. 2012, NSP-Minnesota filed a motion for summary judgment.  In April 2013, the U.S. District Court granted NSP-Minnesota’s motion and entered judgment in its favor.  In April 2013, enXco filed a notice of appeal to the Eighth Circuit.  It is uncertain when the Eighth Circuit will decide this appeal.  Although Xcel Energy believes the likelihood of loss is remote based on existing case law and the U.S. District Court’s April 2013 decision, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

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

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million.  The settlement does not address costs for used fuel storage after 2013; such costs could be the subject of future litigation.  NSP-Minnesota received the initial $100 million payment in August 2011, the second installment of $18.6 million in March 2012, and the third installment of $20.7 million in October 2012.  NSP-Minnesota’s claim submission for the fourth installment, in the amount of $42.8 million, was filed May 15, 2013 for costs incurred in 2012. The DOE recommended payment of $42.6 million for this claim in August 2013.  Amounts received from the installments were subsequently credited to customers, except for approved reductions such as legal costs and amounts set aside to be credited through another regulatory mechanism.

In NSP-Wisconsin’s 2012 Electric and Gas Rate Case, the Public Service Commission of Wisconsin (PSCW) authorized NSP-Wisconsin to utilize the proceeds from the second and third installments to be included as a reduction of the 2013 electric rate increase.  In December 2012, the MPUC approved NSP-Minnesota’s triennial nuclear decommissioning filing which required NSP-Minnesota to place the Minnesota retail portion of the DOE settlement payments for the third installment of $15.3 million and the anticipated fourth installment in 2013 into the nuclear decommissioning fund when received.  NSP-Minnesota proposed to contribute the North Dakota retail portion of the second, third and fourth installments to the nuclear decommissioning fund to offset the increase in the decommissioning accrual that was included in the 2012 North Dakota electric rate case.  That filing is pending NDPSC action.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$250	$250
Amount outstanding at period end	55	—
Average amount outstanding	21	56
Maximum amount outstanding	55	236
Weighted average interest rate, computed on a daily basis	0.28%	0.33%
Weighted average interest rate at period end	0.26	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$500	$500
Amount outstanding at period end	33	221
Average amount outstanding	32	59
Maximum amount outstanding	101	302
Weighted average interest rate, computed on a daily basis	0.29%	0.39%
Weighted average interest rate at period end	0.25	0.39

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2013 and Dec. 31, 2012, there were $11.9 million and $10.2 million of letters of credit outstanding, respectively, under the credit facility.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

At Sept. 30, 2013, NSP-Minnesota had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$500.0	$44.9	$455.1

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper and letters of credit.

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

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets.  The fair values for commingled funds, international equity funds, private equity investments and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per-share market value.  The investments in commingled funds and international equity funds may be redeemed for net asset value with proper notice.  Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.  Based on NSP-Minnesota’s evaluation of its ability to redeem private equity and real estate investments, fair value measurements for private equity and real estate investments have been assigned a Level 3.

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

Unrealized gains for the nuclear decommissioning fund were $202.4 million and $135.8 million at Sept. 30, 2013 and Dec. 31, 2012, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $65.3 million and $46.4 million at Sept. 30, 2013 and Dec. 31, 2012, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements, in the nuclear decommissioning fund, at Sept. 30, 2013 and Dec. 31, 2012:

	Sept. 30, 2013
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$74,103	$74,103	$—	$—	$74,103
Commingled funds	436,533	—	438,906	—	438,906
International equity funds	65,529	—	68,164	—	68,164
Private equity investments	43,286	—	—	52,474	52,474
Real estate	41,645	—	—	51,356	51,356
Debt securities:
Government securities	34,475	—	28,946	—	28,946
U.S. corporate bonds	86,719	—	88,561	—	88,561
International corporate bonds	15,999	—	15,976	—	15,976
Municipal bonds	207,417	—	197,917	—	197,917
Equity securities:
Common stock	410,820	537,189	—	—	537,189
Total	$1,416,526	$611,292	$838,470	$103,830	$1,553,592

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $25.6 million of miscellaneous investments.

	Dec. 31, 2012
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$246,904	$237,938	$8,966	$—	$246,904
Commingled funds	396,681	—	417,583	—	417,583
International equity funds	66,452	—	69,481	—	69,481
Private equity investments	27,943	—	—	33,250	33,250
Real estate	32,561	—	—	39,074	39,074
Debt securities:
Government securities	21,092	—	21,521	—	21,521
U.S. corporate bonds	162,053	—	169,488	—	169,488
International corporate bonds	15,165	—	16,052	—	16,052
Municipal bonds	21,392	—	23,650	—	23,650
Asset-backed securities	2,066	—	—	2,067	2,067
Mortgage-backed securities	28,743	—	—	30,209	30,209
Equity securities:
Common stock	379,093	420,263	—	—	420,263
Total	$1,400,145	$658,201	$726,741	$104,600	$1,489,542

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $24.6 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three and nine months ended Sept. 30, 2013 and 2012:

(Thousands of Dollars)	July 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	Sept. 30, 2013
Private equity investments	$45,590	$6,790	$—	$94	$—	$52,474
Real estate	38,140	11,288	—	1,928	—	51,356
Total	$83,730	$18,078	$—	$2,022	$—	$103,830

(Thousands of Dollars)	July 1, 2012	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	Sept. 30, 2012
Private equity investments	$23,303	$—	$(1,931)	$2,701	$—	$24,073
Real estate	32,721	2,882	(1,165)	795	—	35,233
Asset-backed securities	7,068	—	(2,085)	12	—	4,995
Mortgage-backed securities	66,321	16,782	(19,681)	535	—	63,957
Total	$129,413	$19,664	$(24,862)	$4,043	$—	$128,258

(Thousands of Dollars)	Jan. 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3 (a)	Sept. 30, 2013
Private equity investments	$33,250	$15,344	$—	$3,880	$—	$52,474
Real estate	39,074	18,106	(9,022)	3,198	—	51,356
Asset-backed securities	2,067	—	—	—	(2,067)	—
Mortgage-backed securities	30,209	—	—	—	(30,209)	—
Total	$104,600	$33,450	$(9,022)	$7,078	$(32,276)	$103,830

(a)	Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements.

(Thousands of Dollars)	Jan. 1, 2012	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	Sept. 30, 2012
Private equity investments	$9,203	$13,390	$(1,931)	$3,411	$—	$24,073
Real estate	26,395	6,789	(2,931)	4,980	—	35,233
Asset-backed securities	16,501	—	(11,544)	38	—	4,995
Mortgage-backed securities	78,664	31,100	(46,099)	292	—	63,957
Total	$130,763	$51,279	$(62,505)	$8,721	$—	$128,258

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at Sept. 30, 2013:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$28,946	$28,946
U.S. corporate bonds	306	21,488	64,953	1,814	88,561
International corporate bonds	—	4,506	11,470	—	15,976
Municipal bonds	3,118	23,549	26,922	144,328	197,917
Debt securities	$3,424	$49,543	$103,345	$175,088	$331,400

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

At Sept. 30, 2013, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016.  NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2013 and 2012.

At Sept. 30, 2013, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at Sept. 30, 2013 and Dec. 31, 2012:

(Amounts in Thousands) (a)(b)	Sept. 30, 2013	Dec. 31, 2012
Megawatt hours (MWh) of electricity	69,195	55,163
Million British thermal units (MMBtu) of natural gas	1,099	26
Gallons of vehicle fuel	292	375

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.  At Sept. 30, 2013, seven of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $30.8 million or 38 percent of this credit exposure at Sept. 30, 2013, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  The remaining three significant counterparties, comprising $18.9 million or 23 percent of this credit exposure at Sept. 30, 2013, were not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(21,024)	$(16,393)
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	14	(5,277)
After-tax net realized losses on derivative transactions reclassified into earnings	192	100
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(20,818)	$(21,570)

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(21,393)	$(11,729)
After-tax net unrealized losses related to derivatives accounted for as hedges	(5)	(9,874)
After-tax net realized losses on derivative transactions reclassified into earnings	580	33
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(20,818)	$(21,570)

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2013 and 2012, on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended Sept. 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$350	(a)	$—		$—
Vehicle fuel and other commodity	20	—	(13)	(b)	—		—
Total	$20	$—	$337		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$7,094	(c)
Electric commodity	—	921	—		(9,823)	(d)	—
Natural gas commodity	—	(49)	—		—		—
Total	$—	$872	$—		$(9,823)		$7,094

	Nine Months Ended Sept. 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,038	(a)	$—		$—
Vehicle fuel and other commodity	(7)	—	(37)	(b)	—		—
Total	$(7)	$—	$1,001		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$9,371	(c)
Electric commodity	—	61,314	—		(38,816)	(d)	—
Natural gas commodity	—	(47)	—		—		—
Total	$—	$61,267	$—		$(38,816)		$9,371

	Three Months Ended Sept. 30, 2012
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(9,087)	$—	$194	(a)	$—		$—
Vehicle fuel and other commodity	94	—	(22)	(b)	—		—
Total	$(8,993)	$—	$172		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$7,650	(c)
Electric commodity	—	3,923	—		(11,931)	(d)	—
Natural gas commodity	—	60	—		—		—
Total	$—	$3,983	$—		$(11,931)		$7,650

	Nine Months Ended Sept. 30, 2012
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(16,832)	$—	$140	(a)	$—		$—
Vehicle fuel and other commodity	79	—	(80)	(b)	—		—
Total	$(16,753)	$—	$60		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$10,961	(c)
Electric commodity	—	43,679	—		(29,616)	(d)	—
Natural gas commodity	—	(2,503)	—		16,158	(e)	—
Total	$—	$41,176	$—		$(13,458)		$10,961

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale (NPNS) contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings.  At Sept. 30, 2013 and Dec. 31, 2012, no derivative instruments in a liability position would have required the posting of collateral or settlement of outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2013:

	Sept. 30, 2013
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$40	$—	$40	$—	$40
Other derivative instruments:
Commodity trading	—	17,793	2,142	19,935	(5,982)	13,953
Electric commodity	—	—	41,052	41,052	(2,672)	38,380
Natural gas commodity	—	475	—	475	—	475
Total current derivative assets	$—	$18,308	$43,194	$61,502	$(8,654)	52,848
Purchased power agreements (a)						23,420
Current derivative instruments						$76,268
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$15	$—	$15	$(15)	$—
Other derivative instruments:
Commodity trading	—	33,862	2,716	36,578	(7,306)	29,272
Total noncurrent derivative assets	$—	$33,877	$2,716	$36,593	$(7,321)	29,272
Purchased power agreements (a)						16,260
Noncurrent derivative instruments						$45,532
Current derivative liabilities
Derivatives designated as cash flow hedges:
Other derivative instruments:
Commodity trading	$—	$8,763	$1,770	$10,533	$(9,596)	$937
Electric commodity	—	—	2,672	2,672	(2,672)	—
Total current derivative liabilities	$—	$8,763	$4,442	$13,205	$(12,268)	937
Purchased power agreements (a)						14,116
Current derivative instruments						$15,053
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$14,767	$—	$14,767	$(7,321)	$7,446
Total noncurrent derivative liabilities	$—	$14,767	$—	$14,767	$(7,321)	7,446
Purchased power agreements (a)						149,819
Noncurrent derivative instruments						$157,265

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2013. At Sept. 30, 2013, derivative assets and liabilities include rights to reclaim cash collateral of $3.6 million and no obligations to return cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2012.  At Dec. 31, 2012, derivative assets and liabilities include rights to reclaim cash collateral of $3.0 million and no obligations to return cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following tables present the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2013 and 2012:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2013	2012
Balance at July 1	$47,218	$33,789
Purchases	155	—
Settlements	(9,342)	(12,649)
Net transactions recorded during the period:
Gains recognized in earnings (a)	4,008	13
(Losses) gains recognized as regulatory assets and liabilities	(571)	4,629
Balance at Sept. 30	$41,468	$25,782

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2013	2012
Balance at Jan. 1	$16,649	$12,417
Purchases	51,541	37,296
Settlements	(30,294)	(34,209)
Net transactions recorded during the period:
Gains recognized in earnings (a)	3,729	5
(Losses) gains recognized as regulatory assets and liabilities	(157)	10,273
Balance at Sept. 30	$41,468	$25,782

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2013 and 2012.

Fair Value of Long-Term Debt

As of Sept. 30, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2013		Dec. 31, 2012
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$3,888,540	$4,179,589	$3,488,640	$4,181,580

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

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2013	2012	2013	2012
Interest income	$389	$837	$4,041	$4,593
Other nonoperating income	17	141	138	613
Insurance policy expense	(1,553)	(1,306)	(4,176)	(4,011)
Other (expense) income, net	$(1,147)	$(328)	$3	$1,195

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2013
Operating revenues from external customers	$1,157,134	$53,724	$6,618	$—	$1,217,476
Intersegment revenues	190	141	—	(331)	—
Total revenues	$1,157,324	$53,865	$6,618	$(331)	$1,217,476
Net income (loss)	$149,939	$(6,448)	$11,615	$—	$155,106

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2012
Operating revenues from external customers	$1,130,207	$49,522	$5,671	$—	$1,185,400
Intersegment revenues	143	160	—	(303)	—
Total revenues	$1,130,350	$49,682	$5,671	$(303)	$1,185,400
Net income (loss)	$138,453	$(5,081)	$2,639	$—	$136,011

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2013
Operating revenues from external customers	$3,079,679	$396,461	$19,416	$—	$3,495,556
Intersegment revenues	489	539	—	(1,028)	—
Total revenues	$3,080,168	$397,000	$19,416	$(1,028)	$3,495,556
Net income	$298,133	$17,286	$19,353	$—	$334,772

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2012
Operating revenues from external customers	$2,912,641	$305,105	$16,963	$—	$3,234,709
Intersegment revenues	410	540	—	(950)	—
Total revenues	$2,913,051	$305,645	$16,963	$(950)	$3,234,709
Net income	$262,655	$6,405	$8,249	$—	$277,309

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$8,292	$7,352	$30	$24
Interest cost	10,934	12,304	1,225	1,782
Expected return on plan assets	(15,788)	(16,828)	(104)	(110)
Amortization of transition obligation	—	—	8	337
Amortization of prior service cost (credit)	514	2,954	(759)	(29)
Amortization of net loss	13,247	10,032	1,318	801
Net periodic benefit cost	17,199	15,814	1,718	2,805
Costs not recognized due to the effects of regulation	(13,048)	(8,570)	—	—
Net benefit cost recognized for financial reporting	$4,151	$7,244	$1,718	$2,805

	Nine Months Ended Sept. 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$24,875	$22,058	$90	$72
Interest cost	32,801	36,914	3,675	5,347
Expected return on plan assets	(47,364)	(50,486)	(312)	(329)
Amortization of transition obligation	—	—	24	1,010
Amortization of prior service cost (credit)	1,542	8,864	(2,277)	(88)
Amortization of net loss	39,741	30,097	3,954	2,403
Net periodic benefit cost	51,595	47,447	5,154	8,415
Costs not recognized due to the effects of regulation	(26,592)	(25,711)	—	—
Net benefit cost recognized for financial reporting	$25,003	$21,736	$5,154	$8,415

In 2013, contributions of $192.2 million were made across four of Xcel Energy’s pension plans, of which $72.4 million was attributable to NSP-Minnesota.  Xcel Energy does not expect additional pension contributions during 2013.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2013 were as follows:

	Three Months Ended Sept. 30, 2013
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(21,024)	$(131)	$(1,662)	$(22,817)
Other comprehensive gain before reclassifications	14	112	—	126
Losses reclassified from net accumulated other comprehensive loss	192	—	22	214
Net current period other comprehensive income	206	112	22	340
Accumulated other comprehensive loss at Sept. 30	$(20,818)	$(19)	$(1,640)	$(22,477)

	Nine Months Ended Sept. 30, 2013
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21,393)	$(99)	$(1,707)	$(23,199)
Other comprehensive gain (loss) before reclassifications	(5)	80	—	75
Losses reclassified from net accumulated other comprehensive loss	580	—	67	647
Net current period other comprehensive income	575	80	67	722
Accumulated other comprehensive loss at Sept. 30	$(20,818)	$(19)	$(1,640)	$(22,477)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2013		Nine Months Ended Sept. 30, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$350	(a)	$1,038	(a)
Vehicle fuel derivatives	(13)	(b)	(37)	(b)
Total, pre-tax	337		1,001
Tax benefit	(145)		(421)
Total, net of tax	192		580
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	85	(c)	255	(c)
Prior service cost	(47)	(c)	(141)	(c)
Transition obligation	—	(c)	1	(c)
Total, pre-tax	38		115
Tax benefit	(16)		(48)
Total, net of tax	22		67
Total amounts reclassified, net of tax	$214		$647

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and post retirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2013.

Results of Operations

NSP-Minnesota’s net income was approximately $334.8 million for the nine months ended Sept. 30, 2013, compared with approximately $277.3 million for the same period in 2012.  Earnings were positively impacted by electric rate increases in Minnesota, South Dakota and North Dakota interim rates, subject to refund, and lower interest charges. These were partially offset by higher O&M expenses and property taxes.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2013	2012
Electric revenues	$3,080	$2,913
Electric fuel and purchased power	(1,270)	(1,176)
Electric margin	$1,810	$1,737

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Retail rate increases (a)	$101
Fuel and purchased power cost recovery	67
Transmission revenue	37
Estimated impact of weather	15
Conservation program incentives	(14)
Conservation program revenue (offset by expenses)	(13)
Retail sales decrease (excluding weather impact)	(11)
Other, net	(15)
Total increase in electric revenues	$167

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increases (a)	$101
Transmission revenue, net of costs	22
Estimated impact of weather	15
Conservation program incentives	(14)
Conservation program revenue (offset by expenses)	(13)
Retail sales decrease (excluding weather impact)	(11)
Other, net	(27)
Total increase in electric margin	$73

(a)
The retail rate increases include final rates in Minnesota and South Dakota and interim rates, subject to refund, in North Dakota. The Minnesota rate increase is net of a provision for customer refunds of $69 million for the third quarter of 2013 and $116 million for the nine months ended Sept. 30, 2013 based on the final rate order received for the 2013 electric rate case. In addition, revenues and expenses were reduced by approximately $30 million, primarily related to depreciation expense of $24 million and O&M expenses of $6 million in the third quarter of 2013 due to the order. See Note 5 to the consolidated financial statements for further discussion.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2013	2012
Natural gas revenues	$396	$305
Cost of natural gas sold and transported	(247)	(179)
Natural gas margin	$149	$126

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2013 vs. 2012
Purchased natural gas adjustment clause recovery	$68
Estimated impact of weather	15
Conservation program revenue (offset by expenses)	4
Retail sales increase (excluding weather impact)	3
Other, net	1
Total increase in natural gas revenues	$91

Natural Gas Margin

(Millions of Dollars)	2013 vs. 2012
Estimated impact of weather	$15
Conservation program revenue (offset by expenses)	4
Retail sales increase (excluding weather impact)	3
Other, net	1
Total increase in natural gas margin	$23

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $51.5 million, or 6.4 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses for the nine months ended Sept. 30:

(Millions of Dollars)	2013 vs. 2012
Nuclear plant operations and amortization	$28
Electric and gas distribution expenses	10
Information technology costs	7
Interchange agreement billing with NSP-Wisconsin	5
Transmission costs	4
Employee benefits	3
Other, net	(5)
Total increase in O&M expenses	$52

•	Nuclear cost increases are related to the amortization of prior outages and initiatives designed to improve the operational efficiencies of the plants; and

•	Electric and gas distribution expenses were primarily driven by increased maintenance activities due to outages, storms and vegetation management.

Conservation Program Expenses — Conservation program expenses decreased $8.8 million, or 11.2 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The decreased expense is primarily attributable to the timing of recovery of electric conservation program expenses partially offset by higher gas and electric rates used to recover program expenses. Conservation program expenses are generally recovered in our major jurisdictions concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense decreased $2.7 million, or 0.9 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  NSP-Minnesota reduced depreciation expense by $24 million in the third quarter of 2013 to reflect the final rate order received for the 2013 Minnesota electric rate case. This reduction was offset by increased depreciation related to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $7.2 million, or 4.8 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The increase is due to higher property taxes primarily in Minnesota.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased $4.1 million for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The increase is primarily due to the expansion of transmission facilities and other capital expenditures.

Interest Charges — Interest charges decreased $14.6 million, or 9.3 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012. The decrease is primarily due to refinancings at lower interest rates. This is partially offset by higher long-term debt levels and $3 million of interest associated with customer refunds in Minnesota based on the final rate order received for the 2013 Minnesota electric rate case.

Income Taxes — Income tax expense increased $10.0 million for the nine months ended Sept. 30, 2013 compared with the same period in 2012. The increase in income tax expense was primarily due to higher pretax earnings in 2013 and a discrete tax benefit of approximately $15.0 million for a carryback in 2012. These were partially offset by recognition of research and experimentation credits in 2013, decreased state income taxes in 2013, and a tax benefit for a carryback claim related to 2013. The ETR was 31.1 percent for the nine months ended Sept. 30, 2013 compared with 33.8 percent for the same period in 2012. The lower ETR for 2013 was primarily due a tax benefit for a carryback claim related to 2013 and research and experimentation credits in 2013. These were partially offset by the carryback adjustment in 2012.

Public Utility Regulation

Minnesota 2014 Multi-Year Electric Rate Case — In November 2013, NSP-Minnesota expects to file a multi-year rate plan for its Minnesota retail electric jurisdiction. The case will be based on a 2014 FTY and will include a request for incremental rate recovery for certain capital related costs in 2015. The case is driven by substantial investment in the system – including the replacement of the steam generator at Prairie Island; the life extension at the nuclear plants, the return to service of Sherco Unit 3 and additional owned wind generation. The rate case also will reflect higher property taxes and other general business costs. Interim rates, subject to refund, are expected to take effect in January 2014. NSP-Minnesota also anticipates introducing a mitigation plan, as part of the rate case, to lessen the impact on the customer bill. NSP-Minnesota’s mitigation plan could include further accelerating a theoretical depreciation reserve and/or utilizing expected Department of Energy refunds in excess of amounts needed to fund its decommissioning expense.

Minnesota Resource Plan — In March 2013, the MPUC approved NSP-Minnesota’s 2011-2025 Resource Plan and ordered a competitive acquisition process be conducted with the goal of adding approximately 500 megawatts (MW) of generation to the NSP System by 2019.  Bid proposals were received in April 2013.

In September 2013, NSP-Minnesota submitted testimony to the MPUC and recommended a self-build, 215 MW natural gas combustion turbine at the Black Dog site and either Calpine’s Mankato combined cycle natural gas project or Invenergy’s Cannon Falls combustion turbine natural gas project. Hearings were held in October 2013. The competitive acquisition schedule is expected to be as follows:

•	ALJ report due Dec. 31, 2013; and

•	A final MPUC decision in the first quarter of 2014.

In the first half of 2013, NSP-Minnesota also issued a Request for Proposal (RFP) for wind generation, to the extent that cost effective opportunities can be identified. In addition, NSP-Minnesota filed a petition with the MPUC and the NDPSC seeking approval of four wind generation projects. The potential projects are as follows:

•	A 200 MW ownership project for the Pleasant Valley wind farm in Minnesota, which is expected to be operational by October 2015;

•
A 150 MW ownership project for the Border Winds wind farm in North Dakota, which is expected to be operational by 2015. The feasibility of the Border Winds project is dependent on transmission costs which will be determined by Midcontinent Independent System Operators (MISO);

•	A 200 MW purchased power agreement (PPA) with Geronimo Energy for the Odell wind farm in Minnesota; and

•	A 200 MW PPA with Geronimo Energy for the Courtenay wind farm in North Dakota.

On Oct. 17, 2013, the four projects were approved by the MPUC. A NDPSC decision is anticipated by the end of 2013.

In September 2013, the Minnesota Center for Environmental Advocacy filed a motion with the MPUC asking that a new proceeding be undertaken to update and expand Minnesota’s environmental externality values. The motion is currently pending the MPUC’s action.

CapX2020 Transmission Expansion — In 2009, the MPUC approved separate CON applications to construct one 230 kilovolt (kV) electric transmission line and three 345 kV electric transmission lines as part of the CapX2020 project.  The estimated cost of the four transmission projects is $1.9 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.1 billion of the total cost.  The remainder of the costs will be borne by other utilities in the upper Midwest.  These cost estimates will be updated as the projects progress.

Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 345 kV transmission line
In May 2012, the MPUC issued a route permit for the Minnesota portion of the project and the PSCW approved a certificate of public convenience and necessity (CPCN) for the Wisconsin portion of the project.  Federal approval of the project was granted in January 2013.  All avenues of appeal for the grant of project permits have now been exhausted. In July 2013, the FERC denied a complaint filed by two citizen groups in March 2013 against the project. Construction on the project started in Minnesota in January 2013 and the project is expected to go into service in 2015.

Minnesota Solar Legislation — In May 2013, Minnesota’s Governor signed into law legislation requiring that 1.5 percent of a public utility’s total electric retail sales to retail customers, net of customer exclusions, be generated using solar energy by 2020. Of the 1.5 percent, 10 percent must come from systems sized less than 20 kilowatts. The legislation also authorized NSP-Minnesota to offer two new solar programs: a community solar garden program that will provide bill credits to participating solar garden subscribers and a new solar energy incentive program for solar energy systems equal to or less than 20 kilowatts that authorizes the spending of five million dollars over five years for production incentive payments. NSP-Minnesota submitted its proposal for a community solar garden program to the MPUC on Sept. 30, 2013. Under the terms of the solar legislation, the MPUC may approve, disapprove or modify the program. NSP-Minnesota is currently developing the new solar energy incentive program. The legislation also provides for an alternative tariff based on a distributed solar value or "Value of Solar" methodology. The legislation requires the Department of Commerce (DOC) to develop and file with the MPUC a distributed solar value methodology by Jan. 31, 2014. The MPUC must approve, modify with the consent of the DOC or disapprove the methodology within 60 days. Once the methodology is approved, NSP-Minnesota may file a "Value of Solar" tariff. The DOC is conducting a series of workshops in 2013 to develop the "Value of Solar" methodology. NSP-Minnesota provided comments to the DOC on the methodology of this "Value of Solar" alternative tariff on Oct. 1 and Oct. 8, 2013.

Minnesota Interim Ratemaking Ruling — In September 2013, the Minnesota Supreme Court issued its decision affirming the MPUC’s decision regarding Minnesota Power’s 2011 interim rate request. The MPUC reduced Minnesota Power’s interim rate request by 60 percent due to the existence of the following exigent circumstances: (1) timing of the case (filed within one day of receiving a final order in its prior case), (2) size of the case, and (3) the state of the economy. In affirming the decision, the Minnesota Supreme Court found that the MPUC did not exceed its statutory authority in finding exigent circumstances, and that the MPUC findings were supported by substantial evidence. This ruling clarifies the MPUC’s authority when establishing interim rates.

Annual Automatic Adjustment (AAA) of Charges — As part of the 2012 AAA dockets in June 2013, the DOC included a fuel clause incentive proposal that would normalize Fuel Clause Adjustment (FCA) recovery using monthly patterns derived from averages of the prior three year period, setting and fixing this level during a rate case with no adjustment between rate cases. NSP-Minnesota filed reply comments opposing the DOC's proposal in August 2013 including a demonstration of the random and volatile results the DOC’s fuel clause incentive proposal would have had if it were in place during the 2008-2012 period. Other utilities filed reply comments in September 2013 expressing similar concern with the DOC’s incentive proposal, further indicating no support for modification to operation of the fuel clause. Subsequently, the DOC requested the MPUC convene a stakeholder meeting to discuss general purpose and function of the FCA program. On Oct. 24, 2013, the MPUC allowed the DOC opportunity to discuss current challenges in evaluating the prudence of fuel clause costs. The 2012 AAA docket is pending.

Additionally, the DOC has indicated it will review prudence of replacement power costs associated with the Sherco Unit 3 outage event within the 2013 AAA docket.

Minneapolis, Minn. Franchise Agreement — In August 2013, the Minneapolis City Council elected not to conduct a special election on Nov. 5, 2013 to pursue forming a municipal utility. The Minneapolis City Council has commissioned a study to explore the various paths the City of Minneapolis could take to achieve its energy goals, including examination of potential utility partnerships, changes to how the City of Minneapolis uses energy utility franchise fees and the potential for municipalization of one or both energy utilities. Results of the study are due in the first quarter of 2014. The franchise agreement with the City of Minneapolis expires Dec. 31, 2014.

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

In March 2012, the NRC issued three orders.  The orders included requirements for mitigation strategies for beyond-design-basis external events, requirements with regard to reliable spent fuel instrumentation and requirements with regard to reliable hardened containment vents, which are applicable to boiling water reactor containments at the Monticello plant.  The NRC also requested additional information including requirements to perform walkdowns of seismic and flood protection, to evaluate seismic and flood hazards and to assess the emergency preparedness staffing and communications capabilities at each plant.  Based on current refueling outage plans specific to each nuclear facility, the dates of the required compliance to meet the orders is expected to begin in the second quarter of 2015 with all units expected to be fully compliant by December 2016.

In June 2013, the NRC issued a revised order with regard to reliable hardened containment vents. The revised order added severe accident conditions under which the existing hardened vent which comes off of the wet portion of the containment needs to operate and requires a second hardened vent off of the dry portion of the containment. The revised order requires that any necessary changes to the existing vent are to be completed by the second quarter of 2017 refueling outage at the Monticello plant and a new vent to be added by the second quarter of 2019 refueling outage. Portions of the work that fall under the requests for additional information are expected to be completed by 2018.

NSP-Minnesota expects that complying with these requirements will cost approximately $40 to $60 million at the Monticello and Prairie Island plants. NSP-Minnesota believes the costs associated with compliance would be recoverable from customers through regulatory mechanisms and does not expect a material impact on its results of operations, financial position, or cash flows.

Nuclear Plant EPU

Monticello Nuclear Plant EPU — In 2008, NSP-Minnesota filed for both state and federal regulatory approvals of an EPU of approximately 71 MW for NSP-Minnesota’s Monticello nuclear generating plant. For state resource planning purposes, the MPUC approved the CON for the EPU in 2008. Federal regulatory proceedings were delayed by concerns raised by the NRC’s Advisory Committee on Reactor Safeguards (ACRS) related to containment pressure associated with pump performance. In September 2012, NSP-Minnesota made a supplemental filing to the NRC to address the containment accident pressure concern. In September 2013, the ACRS met with NSP-Minnesota officials and determined the issue was resolved, recommending to the NRC that the EPU license be approved. The NRC is expected to meet on this issue in November 2013, and could approve the EPU license for the Monticello plant at that time. However, the federal government budget shutdown in October 2013 could delay this timing.

In July 2013, NSP-Minnesota completed implementation of the equipment changes needed to support the Monticello 20-year life extension and EPU projects during the plant’s 2013 refueling outage. However, the plant will not be permitted to operate at the higher uprate capacity levels without NRC license approval. The Monticello plant will commence ascension to higher power levels as soon as the NRC EPU license is received. A second NRC license is also needed to proceed to full uprate capacity, for final approval of fuel configuration and utilization under full uprate conditions. NSP-Minnesota expects to receive approval of the second EPU license by the NRC in the first half of 2014 pending any impacts from the federal government shutdown in the fall of 2013. The method and timing of rate recovery of the costs associated with the Monticello life extension and EPU construction projects was included as part of the 2013 electric rate case, and will again be addressed in the 2014 rate case currently planned to be filed in early November 2013. The project costs will be subject to a prudence review by the MPUC coincident with the 2014 electric rate case. See Note 5 to the consolidated financial statements for further discussion. The prudence filing was submitted to the MPUC on Oct. 18, 2013.

The EPU project was completed concurrently with LCM work at Monticello to support the 20-year extension of the operating license for the plant.  A preliminary cost estimate provided to the MPUC in 2008 as part of the EPU CON filing was $320 million, including both LCM and EPU work.  Final costs of the project after completion of the 2013 refueling outage were approximately $665 million, but could be reduced depending on the results of ongoing vendor cost negotiations.  The primary reasons for the increased cost estimates of Monticello’s LCM/EPU project include (a) outside events have affected the NRC’s schedule and requirements, adding time and cost to the project; (b) our original estimate was based on preliminary engineering and a conceptual framework before any detailed work activities were scoped; and (c) we discovered additional work was necessary once our planned work entered the construction phase during the 2011 and 2013 refueling outages.

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

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature.  If a project qualifies as a multi-value project (MVP), the costs would be fully allocated to all loads in the MISO region.  MVP eligibility is generally obtained for higher voltage (345 kV and higher) projects considered part of a portfolio of projects expected to serve multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving.  Certain parties appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit).  In June 2013, the Seventh Circuit upheld the FERC MVP tariff orders allocating MVP project costs regionally, but remanded the FERC decision to not apply the regional charge to transmission service transactions crossing into the PJM Interconnection, LLC Regional Transmission Organization (RTO). U.S. Supreme Court review of the Seventh Circuit decision has been requested; the U.S. Supreme Court’s response is pending. The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery.  Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities.  The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 in July 2011 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area. Various parties have appealed Order 1000 final rules to the D.C. Circuit Court of Appeals. NSP-Minnesota is participating in the appeals in coordination with other MISO transmission owners and utilities who oppose certain aspects of the rules, including the ROFR prohibition. Initial briefs by parties challenging the final rules were filed in May 2013. The FERC submitted its responsive brief on Sept. 25, 2013. Reply briefs from all parties are due on Nov. 15, 2013. Oral arguments have not yet been scheduled. The Court is unlikely to rule before 2014.

The removal of a federal ROFR will eliminate rights that NSP-Minnesota currently has under the MISO tariff to build certain transmission projects within its footprint.  Rather, the FERC required that the opportunity to build such projects would extend to competitive transmission developers.  Compliance with Order 1000 for NSP-Minnesota will occur through changes to the MISO tariff.  MISO made its initial compliance filings to incorporate new provisions into its tariff regarding regional planning and cost allocation. The FERC has ruled on the regional compliance filings for MISO, directing further changes to fully address the requirements of Order 1000.

Filings to address MISO interregional planning and cost allocation requirements with other regions were made in July 2013. The filings are pending action by the FERC. In addition, MISO has received an extension of the deadline for filing its interregional planning and cost allocation agreement with the Midcontinent Area Power Pool which will likely delay that filing until late third quarter of 2014.

In 2012, Minnesota enacted legislation that preserves ROFR rights for Minnesota utilities at the state level.  This legislation is similar to legislation previously passed in North Dakota and South Dakota.  The FERC’s initial order on MISO’s compliance filing to address the regional requirements of Order 1000 required MISO to remove proposed tariff provisions that would have recognized state ROFR rights and allowed state regulators to select the developer of a transmission project and Xcel Energy has requested rehearing of this issue. The rehearing request is pending the FERC’s action. In a filing concurrent to MISO’s Order 1000 compliance filing, the FERC accepted changes to MISO’s transmission cost allocation procedures that will protect the ROFR for projects needed for system reliability.

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

3.02	By-Laws of Northern States Power Co. (a Minnesota corporation) as Amended and Restated on Sept. 26, 2013.
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
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

Northern States Power Company (a Minnesota corporation)

Oct. 28, 2013	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director