Form 10-K
period 2013-12-31
NORTHERN STATES POWER CO
filed 2014-02-24
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No
As of Feb. 24, 2014, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
Xcel Energy Inc.’s Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.
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

PART I
Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NMC	Nuclear Management Company, LLC
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
ASLB	Atomic Safety and Licensing Board
CFTC	Commodity Futures Trading Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOI	United States Department of the Interior
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
EIR	Environmental improvement rider
EPU	Extended power uprate
FCA	Fuel clause adjustment
PGA	Purchased gas adjustment
RDF	Renewable development fund
RES	Renewable energy standard
SEP	State energy policy
TCR	Transmission cost recovery adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CO2	Carbon dioxide
CON	Certificate of need
CPCN	Certificate of public convenience and necessity
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EGU	Electric generating unit
ERCOT	Electric Reliability Council of Texas
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
FTY	Forecast test year
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
JOA	Joint operating agreement
LCM	Life cycle management
LLW	Low-level radioactive waste
LNG	Liquefied natural gas
MGP	Manufactured gas plant
MISO	Midcontinent Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Services
MVP	Multi-value project
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract.
NEI	Nuclear Energy Institute
NOL	Net operating loss
NOx	Nitrogen oxide
NSPS	New source performance standard
NYISO	New York Independent System Operator
O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PFS	Private Fuel Storage, LLC
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
REC	Renewable energy credit
ROE	Return on equity
ROFR	Right of first refusal

RPS	Renewable portfolio standard
RSG	Revenue sufficiency guarantee
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SIP	State implementation plan
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

NSP-Minnesota was incorporated in 2000 under the laws of Minnesota.  NSP-Minnesota is a utility primarily engaged in the generation, purchase, transmission, distribution and sale of electricity in Minnesota, North Dakota and South Dakota. The wholesale customers served by NSP-Minnesota comprised approximately four percent of its total KWh sold in 2013. NSP-Minnesota also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in Minnesota and North Dakota. NSP-Minnesota provides electric utility service to approximately 1.4 million customers and natural gas utility service to approximately 0.5 million customers. Approximately 88 percent of NSP-Minnesota’s retail electric operating revenues were derived from operations in Minnesota during 2013. Although NSP-Minnesota’s large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of NSP-Minnesota’s large commercial and industrial electric sales include the following industries: petroleum, coal and food products. For small commercial and industrial customers, significant electric retail sales include the following industries: real estate and educational services. Generally, NSP-Minnesota’s earnings contribute approximately 35 percent to 45 percent of Xcel Energy’s consolidated net income.

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

NSP-Minnesota conducts its utility business in the following reportable segments: regulated electric utility, regulated natural gas utility and all other. See Note 15 to the consolidated financial statements for further discussion relating to comparative segment revenues, net income and related financial information.

NSP-Minnesota’s corporate strategy focuses on four core objectives: driving operational excellence; providing options and solutions to customers; investing for the future; and enhancing engagement with employees, customers, shareholders, communities and policy makers. NSP-Minnesota files periodic rate cases and establishes formula rates or automatic rate adjustment mechanisms with state and federal regulators to earn a return on its investments and recover costs of operations. Environmental leadership is a core priority for NSP-Minnesota and is designed to meet customer and policy maker expectations for clean energy at a competitive price while creating shareholder value.

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

Fuel, Purchased Energy and Conservation Cost-Recovery Mechanisms — NSP-Minnesota has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•
CIP — The CIP recovers the costs of programs that help customers save energy. The CIP includes a comprehensive list of programs that benefit all customers including Saver’s Switch®, energy efficiency rebates and energy audits.

•	EIR — The EIR recovers the costs of environmental improvement projects.

•	RDF — The RDF allocates money collected from retail customers to support the research and development of emerging renewable energy projects and technologies.

•	RES — The RES recovers the cost of new renewable generation.

•	SEP — The SEP recovers costs related to various energy policies approved by the Minnesota legislature.

•	TCR — The TCR recovers costs associated with new investments in electric transmission.

•	Infrastructure — The Infrastructure rider recovers costs associated with specific investments in generation and incremental property taxes.

The MPUC approved NSP-Minnesota’s request that the recovery of the costs associated with the EIR and RES be included in base rates in the Minnesota electric rate case in 2012. No costs are being recovered through the EIR at this time. NSP-Minnesota will continue to track PTCs associated with company-owned renewable projects and reflect the difference between the base rate amount and actual costs in the RES adjustment clause.

NSP-Minnesota’s retail electric rates in Minnesota, North Dakota and South Dakota include a FCA for monthly billing adjustments for changes in prudently incurred costs of fuel, fuel related items and purchased energy. NSP-Minnesota is permitted to recover these costs through FCA mechanisms approved by the regulators in each jurisdiction. In general, capacity costs are not recovered through the FCA.  In addition, costs associated with MISO are generally recovered through either the FCA or base rates.

Minnesota state law requires NSP-Minnesota to invest two percent of its state electric revenues in CIP. NSP-Minnesota was in compliance with this standard in 2013 and expects to be in compliance in 2014. These costs are recovered through an annual cost-recovery mechanism for electric conservation and energy management program expenditures.

CIP Triennial Plan — In October 2012, the DOC approved NSP-Minnesota’s 2013 through 2015 CIP Triennial Plan, which increases the savings goals and budgets over the previous plan. The plan sets an electric goal of annually saving the equivalent of 1.5 percent of sales (calculated on a historical three-year average, excluding opt-out customers) and an annual natural gas goal of saving 1.0 percent of sales. The combined electric and gas budgets average $104.9 million per year over the 2013 through 2015 period.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2014, assuming normal weather, is listed below.

	System Peak Demand (in MW)
	2011	2012	2013	2014 Forecast
NSP System	9,792	9,475	9,524	9,212

The peak demand for the NSP System typically occurs in the summer. The 2013 uninterrupted system peak demand for the NSP System occurred on Aug. 26, 2013. The 2011 peak demand occurred on a day with extremely high temperatures and humidity, which resulted in the highest uninterrupted system peak demand since July 31, 2006. The 2012 peak demand occurred uninterrupted on a day with weather much closer to normal peak day conditions. The 2013 peak demand includes the effect of warmer weather partially offset by the impact of the termination of several firm wholesale contracts primarily at NSP-Wisconsin and also reflects the impact of two large commercial and industrial customers at NSP-Minnesota that have ceased operations. These two large customers represented 1.3 percent, 0.4 percent, and zero percent of NSP System sales in 2011, 2012 and 2013 respectively. The 2014 forecast assumes normal peak day weather.

Energy Sources and Related Transmission Initiatives

The NSP System expects to use existing power plants, power purchases, CIP options, new generation facilities and expansion of existing power plants to meet its system capacity requirements.

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

NSP System Resource Plans — In March 2013, the MPUC approved NSP-Minnesota’s 2011-2025 Resource Plan and ordered a competitive acquisition process be conducted with the goal of adding approximately 500 MW of generation to the NSP System by 2019. Bid proposals were received in April 2013.

In September 2013, NSP-Minnesota recommended a self-build, 215 MW natural gas combustion turbine at the Black Dog site and a PPA with either Calpine’s Mankato combined cycle natural gas project or Invenergy’s Cannon Falls combustion turbine natural gas project. In October 2013, the DOC recommended the MPUC approve NSP-Minnesota’s proposal.

On Dec. 31, 2013, the ALJ recommended the MPUC select a combination of a 100 MW solar proposal by Geronimo Energy, LLC and capacity credits offered by Great River Energy.

In January 2014, NSP-Minnesota filed exceptions to the ALJ’s report which supported NSP-Minnesota’s original proposal, reiterated its commitment to meeting the solar mandate and made the following points:

•	The ALJ’s report focused on meeting a portion of the solar mandate even though the docket was designed to meet our resource need;

•	Solar acquisition to meet the solar mandate should be conducted separately to encourage competition among solar developers;

•	One or more gas fueled plants should be selected because they are large enough to meet the range of reasonably expected need, are least cost, and comply with environmental regulations; and

•	Resource need uncertainty should be addressed through contract options to delay or cancel resources.

The MPUC is expected to make its selection determination in March 2014.

In the first half of 2013, NSP-Minnesota also issued a request for proposal for cost effective wind generation. In the summer of 2013, NSP-Minnesota filed a petition with the MPUC and the NDPSC seeking approval of four wind generation projects. The projects are as follows:

•	A 200 MW ownership project for the Pleasant Valley wind farm in Minnesota, which is expected to be operational by October 2015;

•	A 150 MW ownership project for the Border Winds wind farm in North Dakota, which is expected to be operational by 2015;

•	A 200 MW PPA with Geronimo Energy, LLC for the Odell wind farm in Minnesota; and

•	A 200 MW PPA with Geronimo Energy, LLC for the Courtenay wind farm in North Dakota.

In October 2013, the four wind projects were approved by the MPUC. A NDPSC decision is anticipated in early 2014. The feasibility of the Border Winds and Pleasant Valley projects are also dependent on the finalization of estimated transmission costs, which MISO is expected to determine in the first half of 2014.

CapX2020 — In 2009, the MPUC granted CONs to construct one 230 KV electric transmission line and three 345 KV electric transmission lines as part of the CapX2020 project. The estimated cost of the four major transmission projects is $1.9 billion. NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.1 billion of the total investment.

Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 345 KV transmission line
In May 2012, the MPUC issued a route permit for the Minnesota portion of the project and the PSCW approved a CPCN for the Wisconsin portion of the project. Federal approval of the project was granted in January 2013.  All avenues of appeal for the grant of project permits have now been exhausted. In July 2013, the FERC denied a complaint filed by two citizen groups in March 2013 against the project. Construction on the project started in Minnesota in January 2013 and the project is expected to go into service in 2015.

Monticello, Minn. to Fargo, N.D. 345 KV transmission line
In December 2011, the Monticello, Minn. to St. Cloud, Minn. portion of the Monticello, Minn. to Fargo, N.D. project was placed in service. The MPUC issued a route permit for the Minnesota portion of the St. Cloud, Minn. to Fargo, N.D. section in June 2011. Construction started on the Minnesota portion of the St. Cloud, Minn. to Fargo, N.D. segment in January 2012. The NDPSC granted a CPCN in January 2011 and a certificate of corridor compatibility and route permit for the portion of the line in North Dakota in September 2012. In January 2013, construction started on the project in North Dakota. The project is expected to go fully into service in 2015, although segments will be placed in service as they are completed.

Brookings County, S.D. to Hampton, Minn. 345 KV transmission line
The MPUC route permit approvals for the Minnesota segments were obtained in 2010 and 2011.  In June 2011, the SDPUC approved a facility permit for the South Dakota segment. In December 2011, MISO granted the final approval of the project as a MVP. Construction started on the project in Minnesota in May 2012. The project is expected to go fully into service in 2015, although segments will be placed in service as they are completed.

Bemidji, Minn. to Grand Rapids, Minn. 230 KV transmission line
The Bemidji, Minn. to Grand Rapids, Minn. line was placed in service in September 2012.

Minnesota Solar Initiatives — In May 2013, Minnesota’s Governor signed into law legislation requiring that 1.5 percent of a public utility’s total electric retail sales to retail customers be generated using solar energy by 2020. Of the 1.5 percent, 10 percent must come from systems sized less than 20 kilowatts. The legislation also authorized NSP-Minnesota to offer two new solar programs: a community solar garden program that will provide bill credits to participating solar garden subscribers and a new solar energy incentive program for solar energy systems equal to or less than 20 kilowatts that authorizes the spending of $5.0 million over five years for production incentive payments. NSP-Minnesota is continuing to work toward bringing solar energy generation on line in support of these solar programs and legislative requirements. NSP-Minnesota submitted its proposal for a community solar garden program to the MPUC in September 2013. The MPUC may approve, disapprove or modify the program. NSP-Minnesota is currently developing the new solar energy incentive program. The legislation also provides for an alternative tariff based on a distributed solar value or Value of Solar methodology. As required by the legislation, the DOC developed and filed a distributed solar value methodology with the MPUC on Jan. 31, 2014. The MPUC must approve, modify with the consent of the DOC or disapprove the methodology within 60 days. Once the methodology is approved, NSP-Minnesota may elect to file a Value of Solar tariff. NSP-Minnesota provided comments to the DOC on the methodology of this Value of Solar alternative tariff on Oct. 1 and Oct. 8, 2013.

On Jan. 24, 2014, the MPUC approved $42 million in grants for renewable energy generation and research projects in Minnesota. Xcel Energy will fund the grants through its renewable development fund.

Annual Automatic Adjustment (AAA) of Charges — In June 2013, the DOC proposed that the MPUC adopt a fuel clause incentive that would normalize FCA recovery using monthly patterns derived from averages of the prior three year period, setting and fixing this level during a rate case with no adjustment between rate cases. In August 2013, NSP-Minnesota filed comments opposing the DOC’s proposal including a demonstration of the random and volatile results the DOC’s fuel clause incentive proposal would have had if it were in place during the 2008-2012 period. Other utilities filed comments expressing similar concern with the DOC’s incentive proposal, further indicating no support for modification to operation of the fuel clause. Subsequently, the DOC requested the MPUC convene a stakeholder meeting to discuss general purpose and function of the FCA program. In October 2013, the MPUC allowed the DOC an opportunity to discuss current challenges in evaluating the prudence of fuel clause costs and the DOC recommended that the MPUC consider using a three-year average of fuel costs established in base rates. The DOC continues to independently meet with a stakeholder group to explore alternative options to their proposal. The 2012 AAA docket is pending.

Additionally, the DOC has indicated it will review prudence of replacement power costs associated with the Sherco Unit 3 outage event within the 2013 AAA docket.

Minneapolis, Minn. Franchise Agreement — The franchise agreement with the City of Minneapolis expires Dec. 31, 2014. In June 2013, the Minneapolis City Council authorized (i) public hearings to be held regarding the establishment of a municipal electric and natural gas utility and (ii) a $250,000 study that will explore the various paths the City of Minneapolis could take to achieve its energy goals, including examination of potential utility partnerships, changes to how the City of Minneapolis uses energy utility franchise fees and the potential for municipalization of one or both energy utilities. In August 2013, following public hearings, the Minneapolis City Council elected not to conduct a special election to pursue forming a municipal utility. Results of the exploratory study authorized by the Minneapolis City Council are due in the first quarter of 2014.

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

NRC Regulation — The NRC regulates the nuclear operations of NSP-Minnesota.  Decisions by the NRC can significantly impact the operations of the nuclear generating plants.  The event at the nuclear generating plant in Fukushima, Japan in 2011 has resulted in additional regulation, which is expected to require additional capital expenditures and operating expenses.  The NRC created an internal task force that developed recommendations on requirements for immediate emergency preparedness and mitigating enhancements at U.S. reactors and any changes to NRC regulations, inspection procedures and licensing processes.  The task force released its recommendations in July 2011 in a written report which recommended actions to enhance U.S. nuclear generating plant readiness to safely manage severe events.

In March 2012, the NRC issued three orders which included requirements for mitigation strategies for beyond-design-basis external events, requirements with regard to reliable spent fuel instrumentation and requirements with regard to reliable hardened containment vents, which are applicable to boiling water reactor containments at the Monticello plant.  The NRC also requested additional information including requirements to perform walkdowns of seismic and flood protection, to evaluate seismic and flood hazards and to assess the emergency preparedness staffing and communications capabilities at each plant.  Based on current refueling outage plans specific to each nuclear facility, the dates of the required compliance to meet the orders is expected to begin in the second quarter of 2015 with all units expected to be fully compliant by December 2016.

In June 2013, the NRC issued a revised order with regard to reliable hardened containment vents. The revised order added severe accident conditions under which the existing hardened vent which comes off of the wet portion of the containment needs to operate and requires a second hardened vent off of the dry portion of the containment. The revised order requires that any necessary changes to the existing vent are to be completed by the second quarter of the 2017 refueling outage at the Monticello plant and a new vent to be added by the second quarter of the 2019 refueling outage. Portions of the work that fall under the requests for additional information are expected to be completed by 2018.

NSP-Minnesota expects that complying with these external event requirements will cost approximately $50 to $60 million at the Monticello and Prairie Island plants. The majority of these costs are expected to be capital in nature and are included in NSP-Minnesota’s capital expenditure forecasts. NSP-Minnesota believes the costs associated with compliance would be recoverable from customers through regulatory mechanisms and does not expect a material impact on its results of operations, financial position, or cash flows.

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

The DOE’s decision and the resulting stoppage of the NRC’s review has prompted multiple legal challenges, including the DOE’s authority to stop the project and withdraw the application, the DOE’s authority to continue to collect the nuclear waste fund fee and the NRC’s authority to stop their review of the DOE’s application.  The utility industry, including Xcel Energy Inc. and NSP-Minnesota, are represented in these challenges by the NEI.

In August 2013, the D.C. Court of Appeals ordered the NRC to complete their review of the DOE’s application to construct the Yucca Mountain repository. In November 2013, the NRC complied by issuing an order to the NRC Staff to complete and publish a safety evaluation report on the proposed Yucca Mountain nuclear spent fuel and waste repository. The NRC also requested that the DOE prepare a supplemental environmental impact statement (EIS) so the NRC Staff can complete its review.

In November 2013, the U.S. Court of Appeals ordered the DOE to suspend the collection of the nuclear waste fund fee from nuclear utilities. The order required the DOE to recommend to Congress that the nuclear waste fund fee be set to zero. In January 2014, the DOE sent its court mandated proposal to adjust the current fee to zero. The Nuclear Waste Policy Act provides that a proposal by the Secretary of Energy to adjust the fee shall be effective after a period of 90 days of continuous session unless either House of Congress adopts a resolution disapproving the Secretary’s proposed adjustment.

At the time that the DOE decided to stop the Yucca Mountain project and withdraw the application, the Secretary of Energy convened a Blue Ribbon Commission to recommend alternatives to Yucca Mountain for disposal of used nuclear fuel.  In January 2012, the Blue Ribbon Commission report was issued.  The report provided numerous policy recommendations that are being considered by the Secretary of Energy. In January 2013, the DOE provided its report to Congress relative to their plans to implement the Blue Ribbon Commission’s recommendations including the required legislative changes and authorizations.  The report also announced the Obama Administration’s intent to make a pilot consolidated interim storage facility available in 2021, a larger consolidated interim storage facility available in 2025 and a deep geologic repository available in 2048. See Note 12 and Note 13 to the consolidated financial statements for further discussion.

Nuclear Spent Fuel Storage
NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and Prairie Island nuclear generating plants.  As of Dec. 31, 2013, there were 35 casks loaded and stored at the Prairie Island plant and 15 canisters loaded and stored at the Monticello plant. An additional 29 casks for Prairie Island and 15 canisters for Monticello have been authorized by the State of Minnesota.  This currently authorized storage capacity is sufficient to allow NSP-Minnesota to operate until the end of the operating licenses in 2030 for Monticello, 2033 for Prairie Island Unit 1, and 2034 for Prairie Island Unit 2.

PFS — The eight partners of PFS, including NSP-Minnesota, have agreed to dissolve the LLC.  PFS filed a letter with the NRC in December 2012 requesting to terminate the PFS license effective immediately.  Subsequent to PFS requesting that the NRC terminate the PFS license, the NRC granted PFS a fee exemption for the 2013 license fees. Therefore, PFS has requested a 2014 fee exemption and is re-evaluating the future of the project. The efforts to dissolve the LLC are pending.

NRC Waste Confidence Decision (WCD) — In June 2012, the D.C. Circuit issued a ruling to vacate and remand the NRC’s WCD. The WCD assesses how long temporary on-site storage can remain safe and when facilities for the disposal of nuclear waste will become available. The D.C. Circuit remanded the WCD to the NRC and directed it to prepare an EIS if there are significant impacts or an environmental assessment to support a finding of no significant impact.  In September 2012, the NRC directed the NRC Staff to develop a Generic Environmental Impact Statement (GEIS) and revised WCD rule on the temporary storage of spent nuclear fuel, and to issue the final GEIS and WCD rule by September 2014.

NSP-Minnesota does not believe that there will be an immediate impact on operations at the Prairie Island or Monticello nuclear generating plants.

See Notes 11 and 12 to the consolidated financial statements for further discussion regarding nuclear related items.

Nuclear Plant Power Uprates and Life Extension

Prairie Island Independent Spent Fuel Storage Installation (ISFSI) License Renewal — The current license to operate an ISFSI at Prairie Island was scheduled to expire in October 2013. An application to renew the ISFSI license for an additional 40 years until 2053 was submitted by NSP-Minnesota to the NRC in October 2011. As Prairie Island met the NRC’s criteria for timely renewal by submitting its ISFSI license renewal application more than two years in advance of the expiration of the ISFSI’s current license, it will be allowed to continue to operate under the current license until the NRC has rendered a decision on the license renewal application. In December 2012, the ASLB found that the Prairie Island Indian Community (PIIC) had standing to intervene and admitted three of the seven contentions put forward by the PIIC. The ASLB will establish a schedule for the hearing which should be completed by mid-2014.

Monticello Nuclear Uprate Project — NSP-Minnesota has filed with the MPUC two CONs related to changes at its Monticello nuclear generating plant. The first CON is related to state approval of a 20-year extension of the plant’s operating license, which also needed approval by the NRC. The second CON is related to the expansion of output capacity at the plant by 71 MW, or 12 percent, referred to as an EPU. The MPUC approved the first life extension CON for resource planning purposes in 2008. In 2006, the NRC approved the 20-year extension of Monticello’s operating license through 2030. The MPUC approved the second CON for EPU in 2008, and the NRC approved an EPU license amendment for the plant in December 2013.

NSP-Minnesota prepared for the upgrading and replacement of equipment at the plant to support an extended license period through a capital program known as LCM. Since the EPU project design also affected equipment needs and modifications at the plant, the LCM and EPU projects were integrated from an implementation standpoint to leverage project planning and efficiency.

The plant life extension CON dealt mainly with the need for additional on-site storage of spent nuclear fuel, pending resolution of the longer-term federal issues with permanent fuel storage. The economic modeling for the life extension CON included underlying assumptions regarding future capital requirements, but the scope of the life extension CON proceeding did not specifically include discussion or request approval of capital investment for LCM work.

The EPU project CON dealt mainly with a resource planning proposal to expand output capacity at the plant and was planned to occur with the LCM project. The MPUC approval of the EPU CON authorized the resource need for additional capacity but did not include approval of a total project cost estimate. However, the modeling assumptions that combined EPU and LCM work were estimated to be $320 million in NSP-Minnesota’s internal models. Estimated capital expenditures for the EPU portion of the integrated project were discussed in the EPU CON filing, and at the time such capital expenditures were estimated at approximately $133 million based on an allocation method.

In July 2013, NSP-Minnesota completed the Monticello 20-year life extension and EPU projects. Final costs for the integrated LCM/EPU project were approximately $665 million, excluding possible reductions from the results of ongoing vendor negotiations. Of that total cost amount, NSP-Minnesota estimated that approximately $146 million related to EPU capital work and $519 million related to LCM capital work. This cost level for the EPU work completed exceeded the CON estimate by approximately 10 percent. NSP-Minnesota believes that the LCM/EPU costs, while substantially higher than the preliminary estimates assumed at the time of the EPU CON, were reasonable and prudently incurred to allow for safe and reliable operations of the plant until 2030. NSP-Minnesota asserts that had it known of the higher costs at any earlier date, it would still have made economic sense to complete the project. NSP-Minnesota also believes that even at the higher cost level, the total capital investment made to prepare the Monticello plant for another 20 years of operation provides customers with a highly reliable, cost-effective carbon free generation source.

With the approval of the NRC EPU license amendment, the Monticello plant began testing ascension to higher power levels in December 2013. A second NRC license amendment (Maximum Extended Load Line Limit Analysis Plus, or MELLLA+) is also needed to proceed to full uprate capacity, for final approval of fuel configuration and utilization under full uprate conditions. NRC approval of this complementary MELLLA+ fuel license amendment, which includes a plant safety analysis allowing for greater operational flexibility, is anticipated to be received in the first half of 2014.

The method and timing of rate recovery of the costs associated with the Monticello life extension and EPU construction projects were included as part of the 2013 electric rate case and 2014 electric rate case filed in November 2013. The project costs will be subject to a prudence review by the MPUC coincident with the 2014 electric rate case, as discussed below.

In the 2013 Minnesota electric rate case final order, the MPUC initiated an investigation to determine whether the costs in excess of those included in the CON for NSP-Minnesota’s Monticello LCM/EPU project were prudent. In October 2013, NSP-Minnesota filed a summary report and witness testimony to further support the change in and prudence of the incurred costs. The filing indicated the increase in costs was primarily attributable to three factors; (1) the original estimate was based on a high level conceptual design and the project scope increased as the actual conditions of the plant were incorporated into the design; (2) implementation difficulties, including the amount of work that occurred in confined and radioactive or electrically sensitive spaces and NSP-Minnesota’s and its vendor’s ability to attract and retain experienced workers; and (3) additional NRC licensing related requests over the five-plus year application process. The prudence investigation is currently scheduled to conclude in the fourth quarter of 2014.

In NSP-Wisconsin’s recent rate case for 2014 rates, the PSCW ordered NSP-Wisconsin to defer cost recovery of $4.1 million, the portion of the interchange agreement amounts from NSP-Minnesota relating to the Monticello EPU project costs until the MPUC completes its prudence review.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal (a)		Nuclear		Natural Gas		Weighted Average Owned Fuel Cost
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent
2013	$2.20	49%	$0.95	40%	$5.08	11%	$2.03
2012	2.13	47	0.90	42	4.21	11	1.88
2011	2.06	55	0.89	40	6.56	5	1.82

(a)	Includes refuse-derived fuel and wood.

See Item 1A for further discussion of fuel supply and costs.

Fuel Sources

Coal — The NSP System normally maintains approximately 41 days of coal inventory.  Coal supply inventories at Dec. 31, 2013 and 2012 were approximately 34 and 39 days usage, respectively.  NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Wyoming and Montana.  During 2013 and 2012, coal requirements for the NSP System’s major coal-fired generating plants were approximately 7.3 million tons and 7.2 million tons, respectively.  The estimated coal requirements for 2014 are approximately 9.2 million tons. The coal requirements estimated for 2014 are higher primarily due to Sherco Unit 3 being placed back in service.

NSP-Minnesota and NSP-Wisconsin have contracted for coal supplies to provide 94 percent of their estimated coal requirements in 2014, and a declining percentage of the requirements in subsequent years. The NSP System’s general coal purchasing objective is to contract for approximately 100 percent of requirements for the following year, 67 percent of requirements in two years, and 33 percent of requirements in three years. Remaining requirements will be filled through the procurement process or over-the-counter transactions.

NSP-Minnesota and NSP-Wisconsin have a number of coal transportation contracts that provide for delivery of 100 percent of their coal requirements in 2014 and 2015. Coal delivery may be subject to short-term interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

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

•	Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2018 and approximately 67 percent of the requirements for 2019 through 2026.

•	Current contracts for conversion services cover 100 percent of the requirements through 2021 and approximately 57 percent of the requirements for 2022 through 2026.

•	Current enrichment service contracts cover 100 percent of the requirements through 2024 and approximately 48 percent of the requirements for 2025 through 2026.

Fabrication services for Monticello and Prairie Island are 100 percent committed through 2027 and 2019, respectively.

NSP-Minnesota expects sufficient uranium concentrates, conversion services and enrichment services to be available for the total fuel requirements of its nuclear generating plants.  Some exposure to spot market price volatility will remain due to index-based pricing structures contained in certain supply contracts.

Natural gas — The NSP System uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers. Natural gas supplies and associated transportation and storage services for power plants are procured under contracts with various terms to provide an adequate supply of fuel.  However, as natural gas primarily serves intermediate and peak demand, remaining forecasted requirements are able to be procured through a liquid spot market.  Generally, natural gas supply contracts have pricing that is tied to various natural gas indices.  Most transportation contract pricing is based on FERC approved transportation tariff rates. These transportation rates are subject to revision based upon FERC approval of changes in the timing or amount of allowable cost recovery by providers.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2013 and 2012, the NSP System did not have any commitments related to gas supply contracts; however commitments related to gas transportation and storage contracts were approximately $389 million and $384 million, respectively. Commitments related to gas transportation and storage contracts expire in various years from 2014 to 2028.

The NSP System also has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

The NSP System’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs.  As of Dec. 31, 2013, the NSP System was in compliance with mandated RPS, which require generation from renewable resources of 18 percent and 8.89 percent of NSP-Minnesota and NSP-Wisconsin electric retail sales, respectively. Renewable energy comprised 22.9 percent and 22.4 percent of the NSP System’s total owned and purchased energy for 2013 and 2012, respectively. Wind energy comprised 12.6 percent and 11.9 percent of the total owned and purchased energy on the NSP System for 2013 and 2012, respectively.  Hydroelectric energy comprised 7.4 percent and 7.0 percent of the total owned and purchased energy on the NSP System for 2013 and 2012, respectively.  Biomass and solar power comprised approximately 3.0 percent and 3.5 percent of the total owned and purchased energy on the NSP System for 2013 and 2012, respectively.

The NSP System also offers customer-focused renewable energy initiatives.  Windsource®, one of the nation’s largest voluntary renewable energy programs, allows customers in Minnesota, Wisconsin, and Michigan to purchase a portion or all of their electricity from renewable sources.  In 2013, the number of customers increased to approximately 37,000 from 24,000 in 2012. Windsource MWh sales declined slightly due to the loss of a large commercial participant from approximately 184,000 MWh in 2012 to 181,000 MWh in 2013. Additionally, to encourage the growth of solar energy on the system, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program.  Over 679 PV systems with approximately 7.3 MW of aggregate capacity and over 561 PV systems with approximately 6.3 MW of aggregate capacity have been installed in Minnesota under this program as of Dec. 31, 2013 and 2012, respectively.

Wind — The NSP System acquires the majority of its wind energy from PPAs with wind farm owners, primarily located in Southwestern Minnesota.  The NSP System currently has more than 100 of these agreements in place, with facilities ranging in size from under one MW to more than 200 MW.  In October 2013, the MPUC approved four new projects, which are anticipated to provide up to 750 MW of capacity, including two projects totaling 350 MW that will be owned by NSP-Minnesota. Two of the projects, the Pleasant Valley wind farm in Minnesota and the Border Winds wind farm in North Dakota are expected to be operational by 2015. In addition to receiving purchased wind energy under these agreements, the NSP System also typically receives wind RECs, which are used to meet state renewable resource requirements.  The average cost per MWh of wind energy under these contracts was approximately $41 for 2013 and 2012.  The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements, and the year of contract execution.  Generally, contracts executed in 2013 continued to benefit from improvements in technology, excess capacity among manufacturers, and motivation to commence new construction prior to the expiration of the Federal PTCs in 2013.

The NSP System also owns and operates two wind farms.  The 101 MW Grand Meadow Wind Farm and the 201 MW Nobles Wind Farm began generating electricity in 2008 and 2010, respectively.  Collectively, the NSP System had approximately 1,870 MW of wind energy on its system at the end of 2013 and 2012. With the new projects, the NSP System is anticipated to have approximately 2,600 MW of wind power.

Hydroelectric — The NSP System acquires its hydroelectric energy from both owned generation and PPAs.  The NSP System owns 20 hydroelectric plants throughout Wisconsin and Minnesota which provide 274 MW of capacity.  For 2013, there were nine PPAs in place which provided approximately 37 MW of hydroelectric capacity.  Additionally, the NSP System purchases approximately 850 MW of generation from Manitoba Hydro which is sourced primarily from its fleet of hydroelectric facilities.

Wholesale Commodity Marketing Operations

NSP-Minnesota conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy and energy related products.  See Item 7A for further discussion.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of NERC mandatory electric reliability standards.  State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters.  In addition to the matters discussed below, see Note 10 to the accompanying consolidated financial statements for discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 in July 2011 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities, including RTO’s such as MISO, to file compliance tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal ROFR to build certain types of transmission projects in its service area. Various parties have appealed Order 1000 final rules to the D.C. Circuit. NSP-Minnesota is participating in the appeals in coordination with other MISO transmission owners and utilities who oppose certain aspects of the rules, including the ROFR prohibition. Briefs have been filed by parties challenging the final rules, by the FERC and by parties supporting the final rules. Oral arguments are scheduled for March 20, 2014. The date for a Court ruling is uncertain.

The removal of a federal ROFR would eliminate rights that NSP-Minnesota currently has under the MISO tariff to build certain transmission projects within its footprint.  The FERC required that the opportunity to build such projects would extend to competitive transmission developers.  Compliance with Order 1000 for NSP-Minnesota will occur through changes to the MISO tariff.  MISO made its initial compliance filings to incorporate new provisions into its tariff regarding regional planning and cost allocation. The FERC has ruled on the initial regional compliance filings for MISO, and directed further changes to fully address the requirements of Order 1000. An additional regional compliance filing has been submitted by MISO, and FERC action on the supplemental compliance filing is pending. Several parties, including Xcel Energy, also sought rehearing of the FERC orders requiring changes to the initial MISO compliance filing. The rehearing requests are also pending FERC action.

Filings to address Order 1000 interregional planning and cost allocation requirements with other regions were made in July 2013. The filings are pending action by the FERC.

In 2012, Minnesota enacted legislation that preserves ROFR rights for Minnesota utilities at the state level.  This legislation is similar to legislation previously passed in North Dakota and South Dakota.  The FERC’s initial order to address the regional requirements of Order 1000 required MISO to remove proposed tariff provisions that would have recognized state ROFR rights and allowed state regulators to select the developer of a transmission project. NSP-Minnesota, NSP-Wisconsin and other MISO transmission owners requested rehearing of this issue. The rehearing request is pending the FERC’s action. The FERC has accepted changes to MISO’s transmission cost allocation procedures that will protect the ROFR for projects needed for system reliability.

American Transmission Company, LLC (ATC) vs. Xcel Energy Services Inc. and MISO (Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. Transmission Line) — In October 2012, ATC filed a complaint against MISO, Xcel Energy Services Inc., NSP-Minnesota and NSP-Wisconsin, alleging that, under the legal principles set forth in the July 2012 FERC ruling in the La Crosse, Wis. to Madison, Wis. transmission line complaint filed by Xcel Energy Services Inc. and NSP-Wisconsin against ATC, that the FERC should determine that MISO should have designated the Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. CapX2020 line and the La Crosse, Wis. to Madison, Wis. line as a single facility under the MISO Transmission Owners Agreement and Tariff.  Thus, ATC should have been designated as the owner of the La Crosse, Wis. to Madison, Wis. line portion of the purported single facility.  Xcel Energy filed an answer seeking dismissal of the ATC complaint in October 2012.  On Feb. 4, 2013, the FERC issued an order denying the ATC complaint.  The FERC found that MISO properly applied its planning process and that Hampton, Minn. to La Crosse, Wis. and the La Crosse, Wis. to Madison, Wis. lines are separate.  ATC did not seek rehearing and therefore the FERC order is final and MISO’s prior ownership decisions stand, which brings this matter to a close.

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature.  If a project qualifies as a MVP, the costs would be fully allocated to all loads in the MISO region.  MVP eligibility is generally obtained for higher voltage (345 KV and higher) projects expected to serve multiple purposes such as improved reliability, reduced congestion, transmission for renewable energy and load serving. Certain parties appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit). In June 2013, the Seventh Circuit upheld the FERC MVP tariff orders allocating MVP project costs regionally, but remanded the FERC decision to not apply the regional charge to transmission service transactions crossing into the PJM RTO. U.S. Supreme Court review of the Seventh Circuit decision has been requested and the response is pending. The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery. Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities.  The transmission revenues received by the NSP System from MISO and the transmission charges paid to MISO associated with projects subject to regional cost allocation could be significant in future periods.

RSG Charges — The MISO tariff charges certain market participants a real-time RSG charge, designed to ensure that any generator scheduled or dispatched by MISO receives no less than its offer price for start-up, no-load and incremental energy. In August 2010, the FERC issued two orders relating to RSG charge exemptions and the allocation of the RSG costs among MISO participants. The FERC has allowed allocating a greater portion of the RSG costs related to resources committed for voltage and local reliability requirements to the market participants serving the loads that benefit from such commitments. Certain of the FERC’s orders remain pending on rehearing. An appeal to the D.C. Circuit has been held in abeyance, pending the FERC’s disposition of rehearing requests. If the FERC were to reverse or modify the prior orders on rehearing, the NSP system could be subject to additional RSG charges for prior periods. NSP-Minnesota is permitted to recover the RSG costs through FCA mechanisms.

MISO ROE Complaint — In November 2013, a group of customers filed a complaint at the FERC against all FERC jurisdictional MISO transmission owners, including NSP-Minnesota and NSP-Wisconsin. The complaint argues for a reduction in the ROE applicable to transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for RTO membership and being an independent transmission company), effective Nov. 12, 2013. In January 2014, Xcel Energy Services, Inc. filed an answer to the complaint asserting that the 9.15 percent ROE would be unreasonable and that the complainants failed to demonstrate the NSP System equity capital structure was unreasonable. The MISO Transmission Owners separately answered the complaint, arguing the complainants do not have standing to challenge the MISO Tariff provisions, have not met their burden of proof to demonstrate that the current FERC-approved ROE, capital structure and other incentives are unjust and unreasonable, and the complaint should be dismissed. Other parties filed comments supporting a reduction in the MISO regional ROE, the equity capital structure limitations, and limits on ROE incentives, and supported the proposed effective date. In January 2014, the complainants filed an answer to the MISO Transmission Owners’ motion to dismiss. The complaint is pending FERC action. The estimated impact of FERC granting the complaint could amount to a reduction of revenue of $11.7 million annually for NSP-Minnesota and NSP-Wisconsin. NSP-Minnesota and NSP-Wisconsin would seek to offset any reduction in wholesale revenues through increases in retail rates.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2013		2012		2011
Electric sales (Millions of KWh)
Residential	10,486		10,377		10,448
Large commercial and industrial	8,963		9,302		9,750
Small commercial and industrial	15,577		15,478		15,439
Public authorities and other	267		264		260
Total retail	35,293		35,421		35,897
Sales for resale	1,397		1,625		1,711
Total energy sold	36,690		37,046		37,608

Number of customers at end of period
Residential	1,263,575		1,252,589		1,245,413
Large commercial and industrial	483		496		500
Small commercial and industrial	152,769		151,978		151,144
Public authorities and other	6,869		6,699		6,470
Total retail	1,423,696		1,411,762		1,403,527
Wholesale	12		15		17
Total customers	1,423,708		1,411,777		1,403,544

Electric revenues (Thousands of Dollars)
Residential	$1,244,712		$1,165,413		$1,140,598
Large commercial and industrial	686,970		632,831		660,083
Small commercial and industrial	1,410,083		1,324,989		1,270,757
Public authorities and other	36,207		34,444		34,211
Total retail	3,377,972		3,157,677		3,105,649
Wholesale	47,511		42,748		47,316
Interchange revenues from NSP-Wisconsin	458,633		449,958		440,519
Other electric revenues	178,324		192,146		179,144
Total electric revenues	$4,062,440		$3,842,529		$3,772,628

KWh sales per retail customer	24,790		25,090		25,576
Revenue per retail customer	$2,373		$2,237		$2,213
Residential revenue per KWh	11.87	¢	11.23	¢	10.92	¢
Large commercial and industrial revenue per KWh	7.66		6.80		6.77
Small commercial and industrial revenue per KWh	9.05		8.56		8.23
Total retail revenue per KWh	9.57		8.91		8.65
Wholesale revenue per KWh	3.40		2.63		2.76

Energy Source Statistics

	Year Ended Dec. 31
	2013		2012		2011
NSP System	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	15,844	36%	16,023	35%	20,131	44%
Nuclear	12,161	28	13,231	29	13,332	29
Natural Gas	5,550	13	6,200	13	3,016	7
Wind (a)	5,481	13	5,443	12	4,312	9
Hydroelectric	3,223	7	3,193	7	3,444	8
Other (b)	1,323	3	1,617	4	1,453	3
Total	43,582	100%	45,707	100%	45,688	100%

Owned generation	29,249	67%	31,365	69%	31,668	69%
Purchased generation	14,333	33	14,342	31	14,020	31
Total	43,582	100%	45,707	100%	45,688	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. The NSP System uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)
Includes energy from other sources, including solar, biomass, oil and refuse.  Distributed generation from the Solar*Rewards program is not included, and was approximately 0.008, 0.006, and 0.003 net million KWh for 2013, 2012, and 2011, respectively.

NATURAL GAS UTILITY OPERATIONS

Overview

The most significant developments in the natural gas operations of NSP-Minnesota are continued volatility in natural gas market prices, uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per customer, as a result of improved building construction technologies, higher appliance efficiencies and conservation.  From 2000 to 2013, average annual sales to the typical residential customer declined from 18 percent and the typical small commercial and industrial customer declined 2 percent on a weather-normalized basis. Although wholesale price increases do not directly affect earnings because of natural gas cost recovery mechanisms, high prices can encourage further efficiency efforts by customers.

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act, signed into law in January 2012 (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. The DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) will require operators to re-confirm the maximum allowable operating pressure if records are inadequate. This process could cause temporary or permanent limitations on throughput for affected pipelines. In addition, the Pipeline Safety Act requires PHMSA to issue reports and develop new regulations including: requiring use of automatic or remote-controlled shut-off valves; requiring testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $2 million per day for related violations. While NSP-Minnesota cannot predict the ultimate impact Pipeline Safety Act will have on its costs, operations or financial results, it is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.

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

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).  The maximum daily send-out (firm and interruptible) for NSP-Minnesota was 767,636 MMBtu, which occurred on Jan. 21, 2013 and 732,135 MMBtu, which occurred on Jan. 19, 2012.

NSP-Minnesota purchases natural gas from independent suppliers, generally based on market indices that reflect current prices.  The natural gas is delivered under transportation agreements with interstate pipelines.  These agreements provide for firm deliverable pipeline capacity of 596,411 MMBtu per day.  In addition, NSP-Minnesota contracts with providers of underground natural gas storage services. These agreements provide storage for approximately 26 percent of winter natural gas requirements and 31 percent of peak day firm requirements of NSP-Minnesota.

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

NSP-Minnesota is required to file for a change in natural gas supply contract levels to meet peak demand, to redistribute demand costs among classes, or to exchange one form of demand for another.  Contract demand levels for the past five years are being reviewed by the MPUC.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Minnesota’s regulated retail natural gas distribution business:

2013	$4.53
2012	4.41
2011	5.25

NSP-Minnesota has firm natural gas transportation contracts with several pipelines, which expire in various years from 2014 through 2033.

NSP-Minnesota has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2013, NSP-Minnesota was committed to approximately $356 million in such obligations under these contracts.

NSP-Minnesota purchases firm natural gas supply utilizing long-term and short-term agreements from approximately 28 domestic and Canadian suppliers. This diversity of suppliers and contract lengths allows NSP-Minnesota to maintain competition from suppliers and minimize supply costs.

See Item 1A for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2013	2012	2011
Natural gas deliveries (Thousands of MMBtu)
Residential	42,446	32,817	37,683
Commercial and industrial	42,459	35,054	39,878
Total retail	84,905	67,871	77,561
Transportation and other	11,076	10,943	10,797
Total deliveries	95,981	78,814	88,358

Number of customers at end of period
Residential	450,958	446,677	443,513
Commercial and industrial	41,929	41,542	41,190
Total retail	492,887	488,219	484,703
Transportation and other	24	21	17
Total customers	492,911	488,240	484,720

Natural gas revenues (Thousands of Dollars)
Residential	$329,810	$263,233	$326,983
Commercial and industrial	249,620	199,097	266,258
Total retail	579,430	462,330	593,241
Transportation and other	11,587	9,435	11,482
Total natural gas revenues	$591,017	$471,765	$604,723

MMBtu sales per retail customer	172.26	139.02	160.02
Revenue per retail customer	$1,176	$947	$1,224
Residential revenue per MMBtu	7.77	8.02	8.68
Commercial and industrial revenue per MMBtu	5.88	5.68	6.68
Transportation and other revenue per MMBtu	1.05	0.86	1.06

GENERAL

Seasonality

The demand for electric power and natural gas is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer and winter months, and peak sales of natural gas occur in the winter months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, NSP-Minnesota’s operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. See Item 7 for further discussion.

Competition

NSP-Minnesota remains a vertically integrated utility subject to traditional cost-of-service regulation. Within this construct, however, NSP-Minnesota is subject to different public policies that promote competition and the development of energy markets. NSP-Minnesota’s industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity. In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region. Customers also have the opportunity to supply their own power with on-site solar generation (typically rooftop solar) and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them.

The FERC has continued to promote competitive wholesale markets through open access transmission and other means. As a result, NSP-Minnesota and its wholesale customers can purchase generation resources from competing wholesale suppliers and use the transmission systems of the Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load. State public utilities commissions, including the MPUC, have created resource planning programs that promote competition in the acquisition of electricity generation resources used to provide service to retail customers. In addition, FERC Order 1000 seeks to establish competition for construction and operation of new electric transmission facilities. NSP-Minnesota has franchise agreements with certain cities subject to periodic renewal. If a city elected not to renew the franchise agreement, it could seek alternative means for its citizens to access electric power or gas, such as municipalization. Several states, including Minnesota, have policies designed to promote the development of solar and other distributed energy resources through significant incentive policies; with these incentives and federal tax subsidies, distributed generating resources are potential competitors to NSP-Minnesota’s electric service business. These competitive challenges continue to evolve over time. While facing these challenges, NSP-Minnesota believes its rates and services are competitive with currently available alternatives. NSP-Minnesota continues to evaluate policies, products and strategies to enable it to compete in the changing energy marketplace.

ENVIRONMENTAL MATTERS

NSP-Minnesota’s facilities are regulated by federal and state environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various company activities require registrations, permits, licenses, inspections and approvals from these agencies. NSP-Minnesota has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. NSP-Minnesota’s facilities have been designed and constructed to operate in compliance with applicable environmental standards. NSP-Minnesota strives to comply with all environmental regulations applicable to its operations. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or what effect future laws or regulations may have upon NSP-Minnesota’s operations. See Notes 10 and 11 to the consolidated financial statements for further discussion.

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

EMPLOYEES

As of Dec. 31, 2013, NSP-Minnesota had 3,775 full-time employees and six part-time employees, of which 2,270 were covered under collective-bargaining agreements. See Note 7 to the consolidated financial statements for further discussion.

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

Management seeks to mitigate the risks inherent in the implementation of Xcel Energy Inc.’s and NSP-Minnesota’s strategy.  The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups, and overall business management.  At a threshold level, we have developed a robust compliance program and promote a culture of compliance, including tone at the top, which mitigates risk.  Building on this culture of compliance, we manage and further mitigate risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of corporate areas such as internal audit, the corporate controller and legal services.  While we have developed a number of formal structures for risk management, many material risks affect the business as a whole and are managed across business areas.

Management communicates regularly with Xcel Energy Inc.’s Board and key stakeholders regarding risk.  Senior management presents a periodic assessment of key risks to the Board.  The presentation of the key risks and the discussion provides the Board with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Management also provides information to the Board in presentations and communications over the course of the year.

The guidelines on corporate governance and Board committee charters define the scope of review and inquiry for the Board and its committees. Each Board committee has responsibility for overseeing aspects of risk and our management and mitigation of the risk. Xcel Energy Inc.’s Board of Directors has overall responsibility for risk oversight and with the committees periodically undertakes the review of the charters to ensure that oversight of key risks are appropriately considered by the various Board committees. Xcel Energy Inc.’s Board also reviews risks at an enterprise level and annually conducts a full day strategy session where it considers risks and confirms that Xcel Energy’s and NSP-Minnesota’s strategy appropriately addresses risk management and mitigation and reviews the performance and annual goals of each business area.

As described above, the Board reviews senior management’s key risk assessment that analyzes the most likely areas of future risk to Xcel Energy. This review, when combined with the oversight of specific risks by the committees, allows the Board to confirm risk is considered in the development of goals and that risk has been adequately considered and mitigated in the execution of corporate strategy. The presentation of the assessment of key risks also provides the basis for the discussion of risk in our public filings and securities disclosures.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain and comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards.  Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance no longer makes operation of the units economic. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us. We may be required to pay all or a portion of the cost to remediate (i.e., cleanup) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2013, these sites included:

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

In addition, existing environmental laws or regulations may be revised, and new laws or regulations seeking to protect the environment may be adopted or become applicable to us, including but not limited to, regulation of mercury, NOx, SO2, CO2, and other GHGs particulates, coal ash and cooling water intake systems. We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

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

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations.  We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs. Judgments may arise as a result of prudence investigations (e.g., Monticello LCM/EPU project).  Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place. However, adverse regulatory rulings or the imposition of additional regulations, including additional environmental or climate change regulation, could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

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

Utility operations require significant capital investment in property, plant and equipment; consequently, we are an active participant in debt and equity markets.  Any disruption in capital markets could have a material impact on our ability to fund our operations.  Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy.  Capital market disruption events and resulting broad financial market distress, could prevent us from issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

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

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires broad clearing of financial swap transactions through a central counterparty, which could lead to additional margin requirements that would impact our liquidity: however, we have taken advantage of an exception to mandatory clearing afforded to commercial end-users who are not classified as a major swap participant. The Board of Directors has authorized Xcel Energy and its subsidiaries to take advantage of this end-user exception. In addition, the CFTC has granted an increase in the de minimis level for swap transactions with defined utility special entities, generally entities owning or operating electric or natural gas facilities, from $25 million to $800 million.  Our current level of financial swap activity with special entities is significantly below this new threshold; therefore, we will not be classified as a swap dealer in our special entity activity. Swap transactions with non special entities have a much higher level of activity considered to be de minimis, currently $8 billion, and our level of activity is well under this limit; therefore, we will not be classified as a swap dealer under the Dodd-Frank Act. We are currently reporting all of our swap transactions as part of the Dodd-Frank Act.

We may at times have direct credit exposure in our short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties.  We may also have some indirect credit exposure due to participation in organized markets, such as Southwest Power Pool, Inc., PJM and MISO, in which any credit losses are socialized to all market participants.

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

We have defined benefit pension and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans. These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans with modifications to these funding requirements that allowed additional flexibility in the timing of contributions. Therefore, our funding requirements and related contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving the company would trigger settlement accounting and could require the company to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

Increasing costs associated with health care plans may adversely affect our results of operations.

Our self-insured costs of health care benefits for eligible employees and costs for retiree health care plans have increased substantially in recent years. Increasing levels of large individual health care claims and overall health care claims could have an adverse impact on our operating results, financial position and liquidity. We believe that our employee benefit costs, including costs related to health care plans for our employees and former employees, will continue to rise.  Legislation related to health care could also significantly change our benefit programs and costs.

Operational Risks

We are subject to commodity risks and other risks associated with energy markets and energy production.

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. As a result we are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting), which may cause earnings volatility.  Actual settlements can vary significantly from these estimates, and significant changes from the assumptions underlying our fair value estimates could cause significant earnings variability.

If we encounter market supply shortages or our suppliers are otherwise unable to meet their contractual obligations, we may be unable to fulfill our contractual obligations customers at previously authorized or anticipated costs.  Any such disruption, if significant, would cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses.  Potential market supply shortages may not be fully resolved through alternative supply sources and such interruptions may cause short-term disruptions in our ability to provide electric and/or natural gas services to our customers.  The impact of these cost and reliability issues depends on our operating conditions such as generation fuels mix, availability of water for cooling, availability of fuel transportation, electric generation capacity, transmission, natural gas pipeline capacity, etc.

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

The NRC has authority to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, until compliance is achieved. Revised NRC safety requirements could necessitate substantial capital expenditures or a substantial increase in operating expenses at our nuclear plants. In addition, the Institute for Nuclear Power Operations reviews our nuclear operations and nuclear generation facilities. Compliance with the Institute for Nuclear Power Operations’ recommendations could result in substantial capital expenditures or a substantial increase in operating expenses.

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

Our utility operations file long-term resource plans with our regulators.  These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage patterns, economic activity, costs, regulatory mechanisms, impact of technology, the installation of distributed energy generation, customer behavioral response and continuation of the existing utility business model. Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide. NSP-Minnesota’s aging infrastructure may pose a risk to system reliability and expose us to premature financial obligations. NSP-Minnesota is engaged in significant and ongoing infrastructure investment programs.

In some of our state jurisdictions, large industrial customers may leave our system and invest in their own on-site distributed generation or seek law changes to give them authority to purchase directly from other suppliers or organized markets.  The recent low natural gas price environment has caused some customers to consider their options in this area, particularly customers with industrial processes using steam. Wholesale customers may purchase directly from other suppliers and procure only transmission service from us. These circumstances provide for greater long-term planning uncertainty related to future load growth.  Similarly, distributed solar generation may become an economic competitive threat to our load growth in the future; however we believe the economics, absent significant subsidies, do not support such a trend in the near term unless a state mandates the purchase of such generation.  Some states have considered such legislation.

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

The occurrence of any of these events not fully covered by insurance could have a material effect on our financial position and results of operations. For our natural gas transmission or distribution lines located near populated areas the level of potential damages resulting from these risks is greater.

Additionally, the operating or other costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires additional verification of pipeline infrastructure records by intrastate and interstate pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. A significant incident could increase regulatory scrutiny and result in penalties and higher costs of operations.

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

As of Dec. 31, 2013, Xcel Energy Inc. and its utility subsidiaries had approximately $10.9 billion of long-term debt and $1.0 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2013, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $19.4 million and $0.3 million of exposure. Xcel Energy also had additional guarantees of $32.1 million at Dec. 31, 2013 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2013, 2012 and 2011 we paid $235.5 million, $234.1 million and $232.5 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs.  This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Minnesota is imposed by our state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio. See Item 5 for further discussion on dividend limitations.

Public Policy Risks

We may be subject to legislative and regulatory responses to climate change and emissions, with which compliance could be difficult and costly.

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHGs, and federal legislation has been introduced in both houses of Congress.  The U.S. continues to participate in international negotiations related to the United Nations Framework Convention on Climate Change.  Such legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities may be subject to regulation under climate change laws at either the state or federal level in the future. The EPA is regulating GHGs under the CAA. The EPA has regulated GHG emissions from motor vehicles and adopted new permitting requirements for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has proposed regulations that would establish NSPS for any new fossil fuel-fired power plants that may be built. If adopted, these regulations could significantly increase the cost of building new generating plants. By 2016, the EPA plans to develop and implement GHG regulations applicable to emissions from existing power plants. Such regulations could impose substantial costs on our system.

We have been, and in the future may be subject to climate change lawsuits. An adverse outcome in any of these cases could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows and financial condition if such costs are not recovered through regulated rates.

There are many uncertainties regarding when and in what form climate change legislation or regulations may be enacted.  The impact of legislation and regulations will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are recognized as compliance options, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations.  Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

We are also subject to a significant number of proposed and potential rules that will impact our coal-fired and other generation facilities. These include rules associated with emissions of SO2 and NOx, mercury, regional haze, ozone, ash management and cooling water intake systems. The costs of investment to comply with these rules could be substantial.  We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  In addition, NERC electric reliability standards are now mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations.  If a serious reliability incident did occur, it could have a material effect on our operations or financial results.

The FERC issued NOVs of its market manipulation rules to several market participants during 2013.  The potential penalties in one pending case exceed $400 million.We attempt to mitigate this risk through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions.  However, there is no guarantee our compliance program will be sufficient to ensure against violations.

Macroeconomic Risks

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged economic recession and uncertainty of recovery has lowered the correlation between sales and economic growth. Sales growth has been relatively flat due to lower level of economic activity, increased focus on energy efficiency and distributed generation. Instability in the financial markets also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail in the capital market risk section above.

Economic conditions may be impacted by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.

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

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products.  Any such disruption could result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition and results of operations.  The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business.  We have already incurred increased costs for security and capital expenditures in response to these risks. In addition, we may experience additional capital and operating costs to implement security for our plants, including our nuclear power plants under the NRC’s design basis threat requirements, such as additional physical plant security and additional security personnel. We have also already incurred increased costs for compliance with NERC reliability standards associated with critical infrastructure protection, and may experience additional capital and operating costs to comply with the NERC critical infrastructure protection standards as they are implemented and clarified.

The insurance industry has also been affected by these events and the availability of insurance may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business. Because our generation, transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, generator or transmission facility outage, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation, or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

The degree to which we are able to maintain day-to-day operations in response to unforeseen events will in part determine the financial impact of certain events on our financial condition and results. It is difficult to predict the magnitude of such events and associated impacts.

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

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems (e.g., information about our customers, employees, operations, infrastructure and assets) could be directly or indirectly affected by unintentional or deliberate cyber security incidents, including those caused by human error. Our industry has begun to see an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States, and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations, or exposing us to liability. Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business. In addition, we also anticipate that such an event would receive regulatory scrutiny at both the Federal and State level. We are unable to quantify the potential impact of such cyber security threats or subsequent related actions. These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

We maintain security measures designed to protect our information technology systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cyber security incidents, including the resulting disability, or failures of assets or unauthorized access to assets or information.  If our technology systems were to fail or be breached, or those of our third-party service providers, we may be unable to fulfill critical business functions, including effectively maintaining certain internal controls over financial reporting. We are unable to quantify the potential impact of cyber security incidents on our business.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2013 Net Dependable Capability (MW)
Steam:
A.S. King-Bayport, Minn., 1 Unit	Coal	1968	511
Sherco-Becker, Minn.
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682
Unit 3	Coal	1987	507	(a)
Monticello-Monticello, Minn., 1 Unit	Nuclear	1971	554
Prairie Island-Welch, Minn.
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Black Dog-Burnsville, Minn., 2 Units	Coal/Natural Gas	1955-1960	232
Various locations, 4 Units	Wood/Refuse-derived fuel	Various	36	(b)
Combustion Turbine:
Angus Anson-Sioux Falls, S.D., 3 Units	Natural Gas	1994-2005	327
Black Dog-Burnsville, Minn., 2 Units	Natural Gas	1987-2002	271
Blue Lake-Shakopee, Minn., 6 Units	Natural Gas	1974-2005	453
High Bridge-St. Paul, Minn., 3 Units	Natural Gas	2008	534
Inver Hills-Inver Grove Heights, Minn., 6 Units	Natural Gas	1972	282
Riverside-Minneapolis, Minn., 3 Units	Natural Gas	2009	470
Various locations, 17 Units	Natural Gas	Various	101
Wind:
Grand Meadow-Mower County, Minn., 67 Units	Wind	2008	101	(c)
Nobles-Nobles County, Minn., 134 Units	Wind	2010	201	(c)
		Total	6,982

(a)	Based on NSP-Minnesota’s ownership of 59 percent.

(b)	Refuse-derived fuel is made from municipal solid waste.

(c)	This capacity is only available when wind conditions are sufficiently high enough to support the noted generation values above. Therefore, the on-demand net dependable capacity is zero.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2013:

Conductor Miles
500 KV	2,917
345 KV	6,392
230 KV	1,802
161 KV	353
115 KV	7,552
Less than 115 KV	83,469

NSP-Minnesota had 351 electric utility transmission and distribution substations at Dec. 31, 2013.

Natural gas utility mains at Dec. 31, 2013:

Miles
Transmission	137
Distribution	9,855

Item 3 — Legal Proceedings

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

NSP-Minnesota’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay to Xcel Energy Inc., the holder of its common stock.  Even with this restriction, NSP-Minnesota could have paid more than $1.4 billion and $1.3 billion in additional cash dividends on common stock at Dec. 31, 2013 and 2012, respectively.

In addition, NSP-Minnesota has dividend restrictions imposed by FERC rules and state regulatory commissions:

•
Dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

•
The most restrictive dividend limitation for NSP-Minnesota is imposed by its state regulatory commissions.  State regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc., by requiring an equity-to-total capitalization ratio between 46.8 percent and 57.2 percent.  NSP-Minnesota’s equity-to-capitalization ratio was 52.5 percent at Dec. 31, 2013 and $912 million in retained earnings was not restricted. Total capitalization for NSP-Minnesota was $8.5 billion at Dec. 31, 2013, which did not exceed the limits imposed by the commissions of $9.0 billion.

See Note 4 to the consolidated financial statements for further discussion of NSP-Minnesota’s dividend policy.

The dividends declared during 2013 and 2012 were as follows:

(Thousands of Dollars)	2013	2012
First quarter	$58,690	$58,028
Second quarter	59,308	59,021
Third quarter	58,744	59,005
Fourth quarter	58,751	58,757

Item 6 — Selected Financial Data

This is omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of financial condition and liquidity for NSP-Minnesota is omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries.  It is replaced with management’s narrative analysis and the results of operations for the current year as set forth in general instructions I(2)(a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Financial Review

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Minnesota’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying consolidated financial statements and related notes to the consolidated financial statements.

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

Results of Operations

NSP-Minnesota’s net income was approximately $393 million for 2013, compared with approximately $340 million for 2012. Earnings were positively impacted by electric rate increases in Minnesota and South Dakota, interim rates subject to refund in North Dakota, the impact of cooler winter weather and lower interest charges. These items were partially offset by higher O&M expenses.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin. The following table details the electric revenues and margin:

(Millions of Dollars)	2013	2012
Electric revenues	$4,062	$3,843
Electric fuel and purchased power	(1,684)	(1,562)
Electric margin	$2,378	$2,281

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Retail rate increases (a)	$130
Fuel and purchased power cost recovery	93
Transmission revenue	47
Estimated impact of weather	17
Conservation program revenue (offset by expenses)	(19)
Conservation program incentives	(13)
Retail sales decrease (excluding weather impact)	(13)
Other, net	(23)
Total increase in electric revenues	$219

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increases (a)	$130
Transmission revenue, net of costs	29
Estimated impact of weather	17
Conservation program revenue (offset by expenses)	(19)
Conservation program incentives	(13)
Retail sales decrease (excluding weather impact)	(13)
Other, net	(34)
Total increase in electric margin	$97

(a)
The retail rate increases include final rates in Minnesota and South Dakota and interim rates, subject to refund, in North Dakota. The Minnesota rate increase is net of a provision for customer refunds of $131 million for 2013 based on the final rate order received for the 2013 electric rate case. Due to the order, there was a reduction in revenues and expenses of approximately $40 million, primarily related to depreciation of $32 million and O&M expense of $8 million in 2013.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

(Millions of Dollars)	2013	2012
Natural gas revenues	$591	$472
Cost of natural gas sold and transported	(380)	(287)
Natural gas margin	$211	$185

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2013 vs. 2012
Purchased natural gas adjustment clause recovery	$88
Estimated impact of weather	20
Conservation program revenue (offset by expenses)	5
Retail sales increase (excluding weather impact)	4
Conservation program incentives	3
Other, net	(1)
Total increase in natural gas revenues	$119

Natural Gas Margin

(Millions of Dollars)	2013 vs. 2012
Estimated impact of weather	$20
Conservation program revenue (offset by expenses)	5
Retail sales increase (excluding weather impact)	4
Conservation program incentives	3
Other, net	(6)
Total increase in natural gas margin	$26

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $69.6 million, or 6.3 percent, for 2013 compared with 2012. The following table summarizes the changes in O&M expenses for the year ended Dec. 31:

(Millions of Dollars)	2013 vs. 2012
Nuclear plant operations and amortization	$33
Electric and gas distribution expenses	14
Interchange agreement billing with NSP-Wisconsin	8
Employee benefits	7
Transmission costs	4
Other, net	4
Total increase in O&M expenses	$70

•	Nuclear cost increases are related to the amortization of prior outages and initiatives designed to improve the operational efficiencies of the plants; and

•	Electric and gas distribution expenses were primarily driven by increased maintenance activities due to outages, storms and vegetation management.

Conservation Program Expenses — Conservation program expenses decreased $13.4 million, or 12.1 percent, for 2013 compared with 2012. The decrease is primarily attributable to the timing of recovery of electric conservation program expenses partially offset by higher gas rates used to recover program expenses and higher gas volumes. Conservation program expenses are generally recovered in our major jurisdictions concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense increased $15.2 million, or 3.8 percent, for 2013 compared with 2012. The increase is primarily attributable to normal system expansion, which was partially offset by reductions related to the final rate order received for the 2013 Minnesota electric rate case that reduced depreciation expense by approximately $32 million for 2013.

Interest Charges — Interest charges decreased $9.3 million, or 4.6 percent, for 2013 compared with 2012. The decrease is primarily due to refinancings at lower interest rates. This was partially offset by higher long-term debt levels and $5 million of interest associated with customer refunds in Minnesota for the 2013 electric rate case.

Income Taxes — Income tax expense increased $6.3 million for 2013 compared with 2012. The increase in income tax expense was primarily due to higher pretax earnings in 2013 and a discrete tax benefit of approximately $15.0 million for a carryback in 2012. These were partially offset by recognition of research and experimentation credits in 2013 and a tax benefit for a carryback claim related to 2013. The ETR was 31.6 percent for 2013 compared with 34.0 percent for 2012. The lower ETR for 2013 was primarily due to the tax benefit for the carryback claim related to 2013 and research and experimentation credits in 2013. These were partially offset by the carryback adjustment in 2012.

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

At Dec. 31, 2013, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$9,746	$16,918	$2,516	$1,049	$30,229
	2	(646)	—	—	604	(42)
		$9,100	$16,918	$2,516	$1,653	$30,187

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Options Fair Value
NSP-Minnesota	2	$9	$—	$—	$—	$9

1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms for the years ended Dec. 31 were as follows:

(Thousands of Dollars)	2013	2012
Fair value of commodity trading net contract assets outstanding at Jan. 1	$27,522	$19,160
Contracts realized or settled during the period	(11,651)	(10,827)
Commodity trading contract additions and changes during the period	14,325	19,189
Fair value of commodity trading net contract assets outstanding at Dec. 31	$30,196	$27,522

At Dec. 31, 2013, a 10 percent increase in market prices for commodity trading contracts would decrease pretax income by approximately $0.6 million, whereas a 10 percent decrease would increase pretax income by approximately $0.6 million. At Dec. 31, 2012, a 10 percent increase in market prices for commodity trading contracts would increase pretax income by approximately $0.5 million, whereas a 10 percent decrease would decrease pretax income by approximately $0.5 million.

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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2013	$0.29	$3.00	$0.41	$1.65	$	< 0.01
2012	0.45	3.00	0.36	1.56		0.06

Interest Rate Risk — NSP-Minnesota is subject to the risk of fluctuating interest rates in the normal course of business. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

In conjunction with the NSP-Minnesota debt issuance in August 2012, NSP-Minnesota settled interest rate hedging instruments with a notional amount of $225 million with cash payments of $45.0 million. This loss is classified as a component of accumulated other comprehensive loss on the consolidated balance sheet, net of tax, and is being reclassified to earnings over the term of the hedged interest payments. See Note 4 to the consolidated financial statements for further discussion of long-term borrowings.

At Dec. 31, 2013 and 2012, a 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact pretax interest expense annually by approximately $1.7 million and $2.2 million, respectively. See Note 9 to the consolidated financial statements for a discussion of NSP-Minnesota’s interest rate derivatives.

NSP-Minnesota also maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. At Dec. 31, 2013, the fund was invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for activities related to nuclear decommissioning. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning. Since the accounting for nuclear decommissioning recognizes that costs are recovered through rates, fluctuations in equity prices or interest rates do not have an impact on earnings.

Credit Risk — NSP-Minnesota is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. NSP-Minnesota maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2013, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $3.9 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $4.8 million. At Dec. 31, 2012, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $10.2 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $11.1 million.

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

Commodity Derivatives — NSP-Minnesota continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2013. NSP-Minnesota also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at Dec. 31, 2013.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of FTRs, as well as forwards and options that are long-term in nature. Level 3 commodity derivative assets and liabilities represent 2.1 percent and 13.6 percent of gross assets and liabilities, respectively, measured at fair value at Dec. 31, 2013.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $31.9 million and $3.5 million of estimated fair values, respectively, for FTRs held at Dec. 31, 2013.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers. When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3. Level 3 commodity derivative assets and liabilities included $3.4 million and zero of estimated fair values, respectively, for forwards held at Dec. 31, 2013. There were no Level 3 options held at Dec. 31, 2013.

Nuclear Decommissioning Fund — Nuclear decommissioning fund assets assigned to Level 3 consist of private equity investments and real estate investments. Based on an evaluation of NSP-Minnesota’s ability to redeem private equity investments and real estate investment funds measured at net asset value, estimated fair values for these investments totaling $120.1 million in the nuclear decommissioning fund at Dec. 31, 2013 (approximately 7.0 percent of total assets measured at fair value) are assigned to Level 3. Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a regulatory asset.

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

NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment, we believe that, as of Dec. 31, 2013, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ DAVID M. SPARBY	/s/ TERESA S. MADDEN
David M. Sparby	Teresa S. Madden
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Director
Feb. 24, 2014	Feb. 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Northern States Power Company, a Minnesota corporation

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern States Power Company, a Minnesota corporation, and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company, a Minnesota corporation, and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 24, 2014

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands)

	Year Ended Dec. 31
	2013	2012	2011
Operating revenues
Electric, non-affiliates	$3,603,807	$3,392,571	$3,332,109
Electric, affiliates	458,633	449,958	440,519
Natural gas	591,017	471,765	604,723
Other	26,153	23,045	21,170
Total operating revenues	4,679,610	4,337,339	4,398,521

Operating expenses
Electric fuel and purchased power	1,683,977	1,562,286	1,542,760
Cost of natural gas sold and transported	380,058	287,152	393,672
Cost of sales — other	16,154	13,505	12,737
Operating and maintenance expenses	1,171,855	1,102,302	1,064,665
Conservation program expenses	96,635	109,989	138,001
Depreciation and amortization	414,588	399,432	381,025
Taxes (other than income taxes)	206,741	204,387	172,726
Total operating expenses	3,970,008	3,679,053	3,705,586

Operating income	709,602	658,286	692,935

Other (expense) income, net	(653)	979	1,717
Allowance for funds used during construction — equity	40,064	37,109	37,164

Interest charges and financing costs
Interest charges — includes other financing costs of $6,337, $5,972 and $6,264 respectively	191,889	201,158	208,003
Allowance for funds used during construction — debt	(18,079)	(20,449)	(20,817)
Total interest charges and financing costs	173,810	180,709	187,186

Income before income taxes	575,203	515,665	544,630
Income taxes	181,857	175,524	191,649
Net income	$393,346	$340,141	$352,981

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands)

	Year Ended Dec. 31
	2013	2012	2011
Net income	$393,346	$340,141	$352,981

Other comprehensive income (loss)

Pension and retiree medical benefits:
Net pension and retiree medical benefits gains arising during the period, net of tax of $294, $315 and $97, respectively	423	460	140
Amortization of losses (gains) included in net periodic benefit cost, net of tax of $63, $106 and $(362), respectively	91	161	(528)
	514	621	(388)
Derivative instruments:
Net fair value increase (decrease), net of tax of $10, $(6,885) and $(11,422), respectively	5	(9,889)	(16,578)
Reclassification of losses (gains) to net income, net of tax of $560, $156 and $(94), respectively	779	225	(128)
	784	(9,664)	(16,706)
Marketable securities:
Net fair value increase (decrease), net of tax of $120, $135 and $(63), respectively	172	196	(92)

Other comprehensive income (loss)	1,470	(8,847)	(17,186)
Comprehensive income	$394,816	$331,294	$335,795

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended Dec. 31
	2013	2012	2011
Operating activities
Net income	$393,346	$340,141	$352,981
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	419,852	404,325	386,310
Nuclear fuel amortization	98,089	102,651	100,902
Deferred income taxes	168,444	239,981	196,120
Amortization of investment tax credits	(1,813)	(2,700)	(2,694)
Allowance for equity funds used during construction	(40,064)	(37,109)	(37,164)
Provision for bad debts	13,418	11,241	15,936
Prairie Island extended power uprate	—	10,100	—
Net realized and unrealized hedging and derivative transactions	(4,175)	(53,881)	(182)
Changes in operating assets and liabilities:
Accounts receivable	3,220	(214,886)	(8,195)
Accrued unbilled revenues	(25,748)	1,639	18,090
Inventories	(19,404)	41,090	(21,675)
Other current assets	22,316	(30,708)	(614)
Accounts payable	68,003	(29,055)	(33,806)
Net regulatory assets and liabilities	10,703	(15,416)	75,390
Other current liabilities	36,709	33,727	91,532
Pension and other employee benefit obligations	(59,953)	(71,149)	(39,925)
Change in other noncurrent assets	(9,599)	(14,465)	(7,330)
Change in other noncurrent liabilities	(4,463)	(552)	(36,345)
Net cash provided by operating activities	1,068,881	714,974	1,049,331

Investing activities
Utility capital/construction expenditures	(1,548,952)	(1,172,403)	(1,028,831)
Proceeds from insurance recoveries	90,000	97,835	—
Merricourt refund	—	—	101,261
Merricourt deposit	—	—	(90,833)
Allowance for equity funds used during construction	40,064	37,109	37,164
Purchases of investments in external decommissioning fund	(1,481,881)	(1,102,025)	(2,098,642)
Proceeds from the sale of investments in external decommissioning fund	1,461,291	1,087,076	2,098,642
Investments in utility money pool arrangement	(29,000)	—	(432,000)
Repayments from utility money pool arrangement	29,000	—	432,000
Advances to affiliate	—	—	(111,300)
Advances from affiliate	—	—	148,300
Change in restricted cash	—	95,287	(95,287)
Other, net	(3,716)	(3,507)	(5,668)
Net cash used in investing activities	(1,443,194)	(960,628)	(1,045,194)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(90,000)	195,000	26,000
Borrowings under utility money pool arrangement	997,000	1,147,000	627,600
Repayments under utility money pool arrangement	(963,000)	(1,212,000)	(562,600)
Proceeds from issuance of long-term debt	394,788	786,363	—
Repayments of long-term debt, including reacquisition premiums	—	(648,874)	(34)
Capital contributions from parent	285,102	215,110	125,004
Dividends paid to parent	(235,499)	(234,108)	(232,510)
Net cash provided by (used in) financing activities	388,391	248,491	(16,540)

Net change in cash and cash equivalents	14,078	2,837	(12,403)
Cash and cash equivalents at beginning of period	28,842	26,005	38,408
Cash and cash equivalents at end of period	$42,920	$28,842	$26,005

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(166,515)	$(187,671)	$(181,121)
Cash paid for income taxes, net	(2,064)	(5,104)	(15,964)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$234,686	$125,948	$35,058

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share and per share data)

	Dec. 31
	2013	2012
Assets
Current assets
Cash and cash equivalents	$42,920	$28,842
Accounts receivable, net	284,532	325,143
Accounts receivable from affiliates	19,769	26,660
Accrued unbilled revenues	255,412	229,664
Inventories	279,915	260,758
Regulatory assets	207,467	156,223
Derivative instruments	66,726	56,232
Deferred income taxes	80,095	—
Prepayments and other	118,036	94,019
Total current assets	1,354,872	1,177,541

Property, plant and equipment, net	10,589,522	9,546,968

Other assets
Nuclear decommissioning fund and other investments	1,655,356	1,514,156
Regulatory assets	990,204	1,039,675
Derivative instruments	36,881	66,480
Other	68,060	56,438
Total other assets	2,750,501	2,676,749
Total assets	$14,694,895	$13,401,258

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$2	$2
Short-term debt	131,000	221,000
Borrowings under utility money pool arrangement	34,000	—
Accounts payable	554,265	367,021
Accounts payable to affiliates	65,941	69,739
Regulatory liabilities	101,795	53,159
Taxes accrued	195,734	175,929
Accrued interest	59,846	58,135
Dividends payable to parent	58,752	58,757
Derivative instruments	13,066	20,117
Other	104,544	102,915
Total current liabilities	1,318,945	1,126,774

Deferred credits and other liabilities
Deferred income taxes	2,253,915	1,944,910
Deferred investment tax credits	29,202	30,304
Regulatory liabilities	430,999	432,471
Asset retirement obligations	1,732,763	1,655,402
Derivative instruments	151,651	174,471
Pension and employee benefit obligations	307,282	422,496
Other	100,614	89,423
Total deferred credits and other liabilities	5,006,426	4,749,477

Commitments and contingencies
Capitalization
Long-term debt	3,888,730	3,488,638
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2013 and 2012, respectively	10	10
Additional paid in capital	2,866,603	2,581,501
Retained earnings	1,635,910	1,478,057
Accumulated other comprehensive loss	(21,729)	(23,199)
Total common stockholder’s equity	4,480,794	4,036,369
Total liabilities and equity	$14,694,895	$13,401,258

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (amounts in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2010	1,000,000	$10	$2,241,387	$1,251,938	$2,834	$3,496,169
Net income				352,981		352,981
Other comprehensive loss					(17,186)	(17,186)
Common dividends declared to parent				(232,192)		(232,192)
Contribution of capital by parent			125,004			125,004
Balance at Dec. 31, 2011	1,000,000	$10	$2,366,391	$1,372,727	$(14,352)	$3,724,776
Net income				340,141		340,141
Other comprehensive loss					(8,847)	(8,847)
Common dividends declared to parent				(234,811)		(234,811)
Contribution of capital by parent			215,110			215,110
Balance at Dec. 31, 2012	1,000,000	$10	$2,581,501	$1,478,057	$(23,199)	$4,036,369
Net income				393,346		393,346
Other comprehensive income					1,470	1,470
Common dividends declared to parent				(235,493)		(235,493)
Contribution of capital by parent			285,102			285,102
Balance at Dec. 31, 2013	1,000,000	$10	$2,866,603	$1,635,910	$(21,729)	$4,480,794

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CAPITALIZATION (amounts in thousand, except share and per share data)

	Dec. 31
	2013	2012
Long-Term Debt
First Mortgage Bonds, Series due:
Aug. 15, 2015, 1.95%	$250,000	$250,000
March 1, 2018, 5.25%	500,000	500,000
Aug. 15, 2022, 2.15%	300,000	300,000
May 15, 2023, 2.6%	400,000	—
July 1, 2025, 7.125%	250,000	250,000
March 1, 2028, 6.5%	150,000	150,000
July 15, 2035, 5.25%	250,000	250,000
June 1, 2036, 6.25%	400,000	400,000
July 1, 2037, 6.2%	350,000	350,000
Nov. 1, 2039, 5.35%	300,000	300,000
Aug. 15, 2040, 4.85%	250,000	250,000
Aug. 15, 2042, 3.4%	500,000	500,000
Other	48	2
Unamortized discount	(11,316)	(11,362)
Total	3,888,732	3,488,640
Less current maturities	2	2
Total long-term debt	$3,888,730	$3,488,638

Common Stockholder’s Equity
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2013 and 2012, respectively	$10	$10
Additional paid in capital	2,866,603	2,581,501
Retained earnings	1,635,910	1,478,057
Accumulated other comprehensive loss	(21,729)	(23,199)
Total common stockholder’s equity	$4,480,794	$4,036,369

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

Conservation Programs — NSP-Minnesota has implemented programs in its retail jurisdictions to assist customers in conserving energy and reducing peak demand on the electric and natural gas systems.  These programs include commercial process efficiency and lighting updates, as well as residential rebates for participation in air conditioning interruption and energy-efficient appliances.

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

Property, Plant and Equipment and Depreciation — Property, plant and equipment is stated at original cost.  The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC.  The cost of plant retired is charged to accumulated depreciation and amortization.  Amounts recovered in rates for future removal costs are recorded as regulatory liabilities.  Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than a unit of property are charged to operating expenses as incurred. Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.  Property, plant and equipment also includes costs associated with property held for future use.  The depreciable lives of certain plant assets are reviewed annually and revised, if appropriate. Property, plant and equipment that is required to be decommissioned early by a regulator is reclassified as plant to be retired.

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

NSP-Minnesota records depreciation expense related to its plant using the straight-line method over the plant’s useful life.  Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was approximately 2.9, 2.9 and 3.2 percent for the years ended Dec. 31, 2013, 2012 and 2011, respectively.

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

AFUDC — AFUDC represents the cost of capital used to finance utility construction activity.  AFUDC is computed by applying a composite financing rate to qualified CWIP.  The amount of AFUDC capitalized as a utility construction cost is credited to nonoperating income (for equity capital) and interest charges (for debt capital).  AFUDC amounts capitalized are included in NSP-Minnesota’s rate base for establishing utility service rates.  In addition to construction-related amounts, cost of capital also is recorded to reflect returns on capital used to finance conservation programs in Minnesota.

Generally AFUDC costs are recovered from customers as the related property is depreciated.  However, in some cases, including certain wind and transmission projects, the MPUC has approved a more current recovery of the cost of capital associated with large capital projects, through various riders, resulting in a lower recognition of AFUDC.

AROs — NSP-Minnesota accounts for AROs under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as a long-lived asset.  The liability is generally increased over time by applying the effective interest method of accretion, and the capitalized costs are depreciated over the useful life of the long-lived asset.  Changes resulting from revisions to the timing or amount of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.  NSP-Minnesota also recovers through rates certain future plant removal costs in addition to AROs.  The accumulated removal costs for these obligations are reflected in the balance sheets as a regulatory liability.  See Note 11 for further discussion of AROs.

Nuclear Decommissioning — Nuclear decommissioning studies estimate NSP-Minnesota’s ultimate costs of decommissioning its nuclear power plants and are performed at least every three years and submitted to the MPUC and other state commissions for approval. The MPUC approved NSP-Minnesota’s most recent triennial nuclear decommissioning studies in December 2012.  These studies reflect NSP-Minnesota’s plans, under the current operating licenses, for prompt dismantlement of the Monticello and Prairie Island facilities.  These studies assume that NSP-Minnesota will be storing spent fuel on site pending removal to a U.S. government facility.

For rate making purposes, NSP-Minnesota recovers the total decommissioning costs related to its nuclear power plants over each facility’s expected service life based on the triennial decommissioning studies filed with the MPUC and other state commissions.  The studies consider estimated future costs of decommissioning and the market value of investments in trust funds, and recommend annual funding amounts.  Amounts collected in rates are deposited in the trust funds. See Note 12 for further discussion of the approved nuclear decommissioning studies and funded amounts.  For financial reporting purposes, NSP-Minnesota accounts for nuclear decommissioning as an ARO as described above.

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

Nuclear Refueling Outage Costs — NSP-Minnesota uses a deferral and amortization method for nuclear refueling O&M costs.  This method amortizes refueling outage costs over the period between refueling outages consistent with how the costs are recovered ratably in electric rates.

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

Types of and Accounting for Derivative Instruments — NSP-Minnesota uses derivative instruments in connection with its interest rate, utility commodity price, vehicle fuel price, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.  All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by the accounting guidance for derivatives and hedging, are recorded on the consolidated balance sheets at fair value as derivative instruments.  This includes certain instruments used to mitigate market risk for the utility operations including transmission in organized markets and all instruments related to the commodity trading operations.  The classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.  Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

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

Cash and Cash Equivalents — NSP-Minnesota considers investments in certain instruments, including commercial paper and money market funds, with a remaining maturity of 3 months or less at the time of purchase, to be cash equivalents.

Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of an allowance for bad debts. NSP-Minnesota establishes an allowance for uncollectible receivables based on a policy that reflects its expected exposure to the credit risk of customers.

Inventory — All inventory is recorded at average cost.

RECs — RECs are marketable environmental instruments that represent proof that energy was generated from eligible renewable energy sources. RECs are awarded upon delivery of the associated energy and can be bought and sold.  RECs are typically used as a form of measurement of compliance to RPS enacted by those states that are encouraging construction and consumption from renewable energy sources, but can also be sold separately from the energy produced.  NSP-Minnesota acquires RECs from the generation or purchase of renewable power.

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

Environmental Costs — Environmental costs are recorded when it is probable NSP-Minnesota is liable for remediation costs and the liability can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed.  If an environmental expense is related to facilities currently in use, such as emission-control equipment, the cost is capitalized and depreciated over the life of the plant.

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

Recently Adopted

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements. In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures. These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and were effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods. NSP-Minnesota implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements. See Note 9 for the required disclosures.

Comprehensive Income Disclosures — In February 2013, the FASB issued Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures regarding changes in components of accumulated OCI and amounts reclassified out of accumulated OCI. These disclosure requirements do not change how net income or comprehensive income are presented in the consolidated financial statements. These disclosure requirements were effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods. NSP-Minnesota implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements. See Note 14 for the required disclosures.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$304,748	$345,563
Less allowance for bad debts	(20,216)	(20,420)
	$284,532	$325,143

(Thousands of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$144,140	$134,952
Fuel	81,971	80,307
Natural gas	53,804	45,499
	$279,915	$260,758

(Thousands of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$13,530,767	$12,322,677
Natural gas plant	1,092,314	1,027,632
Common and other property	503,168	493,322
CWIP	902,820	951,199
Total property, plant and equipment	16,029,069	14,794,830
Less accumulated depreciation	(5,783,658)	(5,594,064)
Nuclear fuel	2,186,799	2,090,801
Less accumulated amortization	(1,842,688)	(1,744,599)
	$10,589,522	$9,546,968

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2013
Borrowing limit	$250
Amount outstanding at period end	34
Average amount outstanding	45
Maximum amount outstanding	111
Weighted average interest rate, computed on a daily basis	0.13%
Weighted average interest rate at period end	0.25

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2013	Twelve Months Ended Dec. 31, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$250	$250	$250
Amount outstanding at period end	34	—	65
Average amount outstanding	42	56	17
Maximum amount outstanding	211	236	80
Weighted average interest rate, computed on a daily basis	0.14%	0.33%	0.34%
Weighted average interest rate at period end	0.25	N/A	0.35

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2013
Borrowing limit	$500
Amount outstanding at period end	131
Average amount outstanding	78
Maximum amount outstanding	170
Weighted average interest rate, computed on a daily basis	0.30%
Weighted average interest rate at period end	0.25

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2013	Twelve Months Ended Dec. 31, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$500	$500	$500
Amount outstanding at period end	131	221	26
Average amount outstanding	97	59	7
Maximum amount outstanding	347	302	80
Weighted average interest rate, computed on a daily basis	0.34%	0.39%	0.34%
Weighted average interest rate at end of period	0.25	0.39	0.45

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2013 and 2012, there were $15.9 million and $10.2 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

NSP-Minnesota has a five-year credit agreement with a syndicate of banks. The total size of the credit facility is $500 million and the credit facility terminates in July 2017.

NSP-Minnesota has the right to request an extension of the revolving termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.

Other features of NSP-Minnesota’s credit facility include:

•	NSP-Minnesota may increase its credit facility by up to $100 million.

•
The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65 percent. NSP-Minnesota was in compliance as its debt-to-total capitalization ratio was 47 percent at Dec. 31, 2013.  If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Minnesota will be in default on its borrowings under the facility if NSP-Minnesota or any of its subsidiaries whose total assets exceed 15 percent of NSP-Minnesota’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	The interest rates under the line of credit are based on Eurodollar borrowing margins ranging from 87.5 to 175 basis points per year based on the applicable long-term credit ratings.

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the lines of credit at a range of 7.5 to 27.5 basis points per year.

At Dec. 31, 2013, NSP-Minnesota had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$500.0	$146.9	$353.1

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at Dec. 31, 2013 and 2012.

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

During the next five years, NSP-Minnesota has long-term debt maturities of $250 million and $500 million due in 2015 and 2018, respectively.

Deferred Financing Costs — Other assets included deferred financing costs of approximately $32.6 million and $30.6 million, net of amortization, at Dec. 31, 2013 and 2012, respectively.  NSP-Minnesota is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend and Other Capital-Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

NSP-Minnesota’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay to Xcel Energy Inc., the holder of its common stock. Even with this restriction, NSP-Minnesota could have paid more than $1.4 billion and $1.3 billion in additional cash dividends on common stock at Dec. 31, 2013 and 2012, respectively.

The most restrictive dividend limitation for NSP-Minnesota is imposed by its state regulatory commissions.  NSP-Minnesota’s state regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc. by requiring an equity-to-total capitalization ratio between 46.8 percent and 57.2 percent.  NSP-Minnesota’s equity-to-total capitalization ratio was 52.5 percent at Dec. 31, 2013 and $912 million in retained earnings was not restricted. Total capitalization for NSP-Minnesota was $8.5 billion at Dec. 31, 2013, which did not exceed the limits imposed by the commissions of $9.0 billion.

5.	Joint Ownership of Generation and Transmission Facilities

Following are the investments by NSP-Minnesota in jointly owned generation and transmission facilities and the related ownership percentages as of Dec. 31, 2013:

(Thousands of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Ownership %
Electric Generation:
Sherco Unit 3	$596,314	$371,925	$4,533	59.0%
Sherco Common Facilities Units 1, 2 and 3	145,579	87,289	61	80.0
Sherco Substation	4,790	2,884	—	59.0
Electric Transmission:
Grand Meadow Line and Substation	10,647	1,225	—	50.0
CapX2020	340,333	77,803	503,714	53.3
Total	$1,097,663	$541,126	$508,308

NSP-Minnesota has approximately 500 MW of jointly owned generating capacity. NSP-Minnesota’s share of operating expenses and construction expenditures are included in the applicable utility accounts.  Each of the respective owners is responsible for providing its own financing.

6.    Income Taxes

Federal Tax Loss Carryback Claims — In 2012 and 2013, NSP-Minnesota identified certain expenses related to 2009, 2010, 2011 and 2013 that qualify for an extended carryback beyond the typical two-year carryback period. As a result of a higher tax rate in prior years, NSP-Minnesota recognized a tax benefit of approximately $15 million in 2012 and $12 million in 2013.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim.  As of Dec. 31, 2013, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $10 million of income tax expense for the 2009 through 2011 claims and the anticipated claim for 2013.  Xcel Energy is continuing to work through the audit process, but the outcome and timing of a resolution are uncertain.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$8.5	$2.8
Unrecognized tax benefit — Temporary tax positions	16.7	16.7
Total unrecognized tax benefit	$25.2	$19.5

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2013	2012	2011
Balance at Jan. 1	$19.5	$16.7	$22.5
Additions based on tax positions related to the current year	8.1	1.7	6.5
Reductions based on tax positions related to the current year	—	(2.2)	(0.8)
Additions for tax positions of prior years	11.6	6.4	4.9
Reductions for tax positions of prior years	(1.9)	(3.1)	(0.9)
Settlements with taxing authorities	(12.1)	—	(15.5)
Balance at Dec. 31	$25.2	$19.5	$16.7

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(12.4)	$(16.8)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $14 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at Dec. 31, 2013, 2012 and 2011 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2013, 2012 or 2011.

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

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2013	2012
Federal NOL carryforward	$593.8	$394.0
Federal tax credit carryforwards	107.0	70.9
State tax credit carryforwards, net of federal detriment	2.4	2.0

The federal carryforward periods expire between 2021 and 2033.  The state carryforward periods expire between 2017 and 2028.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.  The following reconciles such differences for the years ending Dec. 31:

	2013	2012	2011
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
Tax credits recognized, net of federal income tax expense	(5.3)	(4.6)	(5.0)
NOL carryback	(2.0)	(2.9)	—
Regulatory differences — utility plant items	(1.8)	(1.6)	(1.8)
State income taxes, net of federal income tax benefit	5.6	8.5	7.0
Change in unrecognized tax benefits	1.0	(0.1)	(0.1)
Other, net	(0.9)	(0.3)	0.1
Effective income tax rate	31.6%	34.0%	35.2%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2013	2012	2011
Current federal tax (benefit) expense	$(6,181)	$(85,347)	$8,059
Current state tax expense	11,197	19,593	3,055
Current change in unrecognized tax expense (benefit)	10,210	3,997	(12,891)
Deferred federal tax expense	135,539	196,655	128,206
Deferred state tax expense	37,381	47,869	55,658
Deferred change in unrecognized tax (benefit) expense	(4,476)	(4,543)	12,256
Deferred investment tax credits	(1,813)	(2,700)	(2,694)
Total income tax expense	$181,857	$175,524	$191,649

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2013	2012	2011
Deferred tax expense excluding items below	$210,856	$285,726	$190,470
Tax (expense) benefit allocated to other comprehensive income and other	(1,046)	6,172	11,841
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(41,366)	(51,917)	(6,191)
Deferred tax expense	$168,444	$239,981	$196,120

The components of the net deferred tax liability (current and noncurrent) at Dec. 31 were as follows:

(Thousands of Dollars)	2013	2012
Deferred tax liabilities:
Differences between book and tax bases of property	$2,371,864	$2,108,983
Regulatory assets	169,411	149,531
Other	27,720	24,812
Total deferred tax liabilities	$2,568,995	$2,283,326
Deferred tax assets:
NOL carryforward	$209,353	$142,094
Tax credit carryforward	109,495	72,842
Employee benefits	16,232	33,357
Regulatory liabilities	16,232	13,135
Deferred investment tax credits	12,951	13,487
Bad debts	8,259	8,352
Property tax	—	17,569
Other	22,654	19,527
Total deferred tax assets	$395,176	$320,363
Net deferred tax liability	$2,173,819	$1,962,963

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

Xcel Energy, which includes NSP-Minnesota, offers various benefit plans to its employees. Approximately 60 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2013, NSP-Minnesota had 2,022 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2016. NSP-Minnesota also had an additional 248 nuclear operation bargaining employees covered under several collective-bargaining agreements, which expire at various dates in 2015 and 2016.

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

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

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

Insurance contracts — Insurance contract fair values take into consideration the value of the investments in separate accounts of the insurer, which are priced based on observable inputs.

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds, private equity investments and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. The investments in commingled funds may be redeemed for net asset value with proper notice. Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity. Based on the plan’s evaluation of its ability to redeem private equity and real estate investments, fair value measurements for private equity and real estate investments have been assigned a Level 3.

Investments in debt securities — Fair values for debt securities are determined by a third party pricing service using recent trades and observable spreads from benchmark interest rates for similar securities.

Derivative Instruments — Fair values for foreign currency derivatives are determined using pricing models based on the prevailing forward exchange rate of the underlying currencies. The fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2013 and 2012 were $36.5 million and $39.4 million, respectively, of which $5.3 million and $5.7 million was attributable to NSP-Minnesota. In 2013 and 2012, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $6.6 million and $15.6 million, respectively, of which $0.5 million and $0.6 million was attributable to NSP-Minnesota. Benefits for these unfunded plans are paid out of Xcel Energy’s consolidated operating cash flows.

Xcel Energy Inc. and NSP-Minnesota base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the historical returns achieved by the asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The pension cost determination assumes a forecasted mix of investment types over the long term. Investment returns in 2013 were below the assumed level of 7.25 percent. Investment returns in 2012 were above the assumed level of 7.50 percent while returns in 2011 were below the assumed level of 8.00 percent. Xcel Energy Inc. and NSP-Minnesota continually review pension assumptions. In 2014, NSP-Minnesota’s expected investment-return assumption is 7.25 percent.

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

The following table presents the target pension asset allocations for NSP-Minnesota:

	2013	2012
Domestic and international equity securities	31%	29%
Long-duration fixed income and interest rate swap securities	29	30
Short-to-intermediate term fixed income securities	16	12
Alternative investments	22	27
Cash	2	2
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets that are measured at fair value as of Dec. 31, 2013 and 2012:

	Dec. 31, 2013
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$28,078	$—	$—	$28,078
Derivatives	—	6,073	—	6,073
Government securities	—	43,501	—	43,501
Corporate bonds	—	161,761	—	161,761
Asset-backed securities	—	1,991	—	1,991
Mortgage-backed securities	—	4,436	—	4,436
Common stock	29,384	—	—	29,384
Private equity investments	—	—	48,633	48,633
Commingled funds	—	546,863	—	546,863
Real estate	—	—	14,904	14,904
Securities lending collateral obligation and other	—	2,018	—	2,018
Total	$57,462	$766,643	$63,537	$887,642

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$50,360	$—	$—	$50,360
Derivatives	—	2,471	—	2,471
Government securities	—	59,541	—	59,541
Corporate bonds	—	158,535	—	158,535
Asset-backed securities	—	—	4,741	4,741
Mortgage-backed securities	—	—	13,472	13,472
Common stock	25,173	—	—	25,173
Private equity investments	—	—	54,091	54,091
Commingled funds	—	483,598	—	483,598
Real estate	—	—	21,978	21,978
Securities lending collateral obligation and other	—	(9,630)	—	(9,630)
Total	$75,533	$694,515	$94,282	$864,330

The following tables present the changes in NSP-Minnesota’s Level 3 pension plan assets for the years ended Dec. 31, 2013, 2012 and 2011:

(Thousands of Dollars)	Jan. 1, 2013	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers out of Level 3 (a)	Dec. 31, 2013
Asset-backed securities	$4,741	$—	$—	$—	$(4,741)	$—
Mortgage-backed securities	13,472	—	—	—	(13,472)	—
Private equity investments	54,091	7,018	(11,403)	(1,073)	—	48,633
Real estate	21,978	(833)	1,860	2,920	(11,021)	14,904
Total	$94,282	$6,185	$(9,543)	$1,847	$(29,234)	$63,537

(a)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

(Thousands of Dollars)	Jan. 1, 2012	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers out of Level 3	Dec. 31, 2012
Asset-backed securities	$10,188	$1,249	$(1,744)	$(4,952)	$—	$4,741
Mortgage-backed securities	24,413	588	(705)	(10,824)	—	13,472
Private equity investments	54,499	5,985	(7,724)	1,331	—	54,091
Real estate	12,967	6	2,141	6,864	—	21,978
Total	$102,067	$7,828	$(8,032)	$(7,581)	$—	$94,282

(Thousands of Dollars)	Jan. 1, 2011	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers out of Level 3	Dec. 31, 2011
Asset-backed securities	$8,771	$781	$(805)	$1,441	$—	$10,188
Mortgage-backed securities	38,403	355	(1,894)	(12,451)	—	24,413
Private equity investments	43,027	1,354	4,196	5,922	—	54,499
Real estate	24,041	(219)	6,416	(17,271)	—	12,967
Total	$114,242	$2,271	$7,913	$(22,359)	$—	$102,067

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for NSP-Minnesota is presented in the following table:

(Thousands of Dollars)	2013	2012
Accumulated Benefit Obligation at Dec. 31	$1,002,737	$1,081,074

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$1,139,356	$1,031,594
Service cost	33,167	29,411
Interest cost	43,734	49,813
Plan amendments	(3,637)	230
Actuarial (gain) loss	(41,173)	120,770
Benefit payments	(108,814)	(92,462)
Obligation at Dec. 31	$1,062,633	$1,139,356

(Thousands of Dollars)	2013	2012
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$864,330	$783,529
Actual return on plan assets	59,714	93,679
Employer contributions	72,412	79,584
Benefit payments	(108,814)	(92,462)
Fair value of plan assets at Dec. 31	$887,642	$864,330

(Thousands of Dollars)	2013	2012
Funded Status of Plans at Dec. 31:
Funded status (a)	$(174,991)	$(275,026)

(a)	Amounts are recognized in noncurrent liabilities on NSP-Minnesota’s consolidated balance sheet.

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$574,062	$664,795
Prior service cost	6,582	12,266
Total	$580,644	$677,061

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$50,623	$46,071
Noncurrent regulatory assets	530,021	630,990
Total	$580,644	$677,061

Measurement date	Dec. 31, 2013	Dec. 31, 2012

	2013	2012
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.75%	4.00%
Expected average long-term increase in compensation level	3.75%	3.75%
Mortality table	RP 2000	RP 2000

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations.  These regulations did not require cash funding for 2008 through 2010 for Xcel Energy’s pension plans.  Required contributions were made in 2011, 2012 and 2013 to meet minimum funding requirements.

The following are the pension funding contributions, both voluntary and required, made by Xcel Energy for 2011 through January 2014:

•	In January 2014, contributions of $130.0 million were made across three of Xcel Energy’s pension plans, of which $52.1 million was attributable to NSP-Minnesota;

•	In 2013, contributions of $192.4 million were made across four of Xcel Energy’s pension plans, of which $72.4 million was attributable to NSP-Minnesota;

•	In 2012, contributions of $198.1 million were made across four of Xcel Energy’s pension plans, of which $79.6 million was attributable to NSP-Minnesota;

•	In 2011, contributions of $137.3 million were made across three of Xcel Energy’s pension plans, of which $41.4 million was attributable to NSP-Minnesota;

•	For future years, Xcel Energy and NSP-Minnesota anticipate contributions will be made as necessary.

Plan Amendments —Xcel Energy, which includes NSP-Minnesota, amended the plan in 2013 resulting in a decrease of the projected benefit obligation due to fully insuring the long-term disability benefit for NSP bargaining participants. This decrease was partially offset by an increase to the projected benefit obligation resulting from a change in the discount rate basis for lump sum conversion of annuities for participants in the Xcel Energy Pension Plan. In 2012, the plan was amended to allow a one time transfer of a portion of qualifying obligations from the nonqualified pension plan into the qualified pension plans. Xcel Energy and NSP-Minnesota also modified the benefit formula for nonbargaining new hires beginning in 2012 to a reduced benefit level.

Benefit Costs — The components of NSP-Minnesota’s net periodic pension cost were:

(Thousands of Dollars)	2013	2012	2011
Service cost	$33,167	$29,411	$28,016
Interest cost	43,734	49,813	51,946
Expected return on plan assets	(63,152)	(67,315)	(74,241)
Amortization of prior service cost	2,057	11,819	13,169
Amortization of net loss	52,988	41,147	28,736
Net periodic pension cost	68,794	64,875	47,626
Costs not recognized due to effects of regulation	(35,455)	(34,917)	(34,898)
Net benefit cost recognized for financial reporting	$33,339	$29,958	$12,728

	2013	2012	2011
Significant Assumptions Used to Measure Costs:
Discount rate	4.00%	5.00%	5.50%
Expected average long-term increase in compensation level	3.75	4.00	4.00
Expected average long-term rate of return on assets	7.25	7.50	8.00

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Minnesota based on Xcel Energy Services Inc. employees’ labor costs. Amounts allocated to NSP-Minnesota were $12.9 million, $10.8 million and $7.6 million in 2013, 2012 and 2011, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2014 pension cost calculations is 7.25 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including NSP-Minnesota, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for NSP-Minnesota was approximately $10.4 million in 2013, $9.0 million in 2012 and $8.6 million in 2011.

Postretirement Health Care Benefits

Xcel Energy, which includes NSP-Minnesota, has a contributory health and welfare benefit plan that provides health care and death benefits to certain Xcel Energy retirees. The former NSP, which includes NSP-Minnesota, discontinued contributing toward health care benefits for nonbargaining employees retiring after 1998 and for bargaining employees who retired after 1999.

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

The following tables present, for each of the fair value hierarchy levels, NSP-Minnesota’s postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2013 and 2012:

	Dec. 31, 2013
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$179	$—	$—	$179
Derivatives	—	(3)	—	(3)
Government securities	—	510	—	510
Insurance contracts	—	461	—	461
Corporate bonds	—	453	—	453
Asset-backed securities	—	29	—	29
Mortgage-backed securities	—	212	—	212
Commingled funds	—	2,606	—	2,606
Other	—	(148)	—	(148)
Total	$179	$4,120	$—	$4,299

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$1,105	$—	$—	$1,105
Derivatives	—	889	—	889
Government securities	—	605	—	605
Corporate bonds	—	530	—	530
Asset-backed securities	—	—	9	9
Mortgage-backed securities	—	—	483	483
Commingled funds	—	2,764	—	2,764
Other	—	(567)	—	(567)
Total	$1,105	$4,221	$492	$5,818

The following tables present the changes in NSP-Minnesota’s Level 3 postretirement benefit plan assets for the years ended Dec. 31, 2013, 2012 and 2011:

(Thousands of Dollars)	Jan. 1, 2013	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3 (a)	Dec. 31, 2013
Asset-backed securities	$9	$—	$—	$—	$(9)	$—
Mortgage-backed securities	483	—	—	—	(483)	—
Total	$492	$—	$—	$—	$(492)	$—

(a)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

(Thousands of Dollars)	Jan. 1, 2012	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2012
Asset-backed securities	$119	$(4)	$28	$(134)	$—	$9
Mortgage-backed securities	415	(9)	57	20	—	483
Total	$534	$(13)	$85	$(114)	$—	$492

(Thousands of Dollars)	Jan. 1, 2011	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2011
Asset-backed securities	$47	$—	$(15)	$87	$—	$119
Mortgage-backed securities	350	(26)	41	50	—	415
Total	$397	$(26)	$26	$137	$—	$534

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for NSP-Minnesota is presented in the following table:

(Thousands of Dollars)	2013	2012
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$124,986	$146,043
Service cost	120	96
Interest cost	4,901	7,129
Medicare subsidy reimbursements	126	748
Plan amendments	—	(29,776)
Plan participants’ contributions	2,367	5,216
Actuarial (gain) loss	(13,385)	13,706
Benefit payments	(10,883)	(18,176)
Obligation at Dec. 31	$108,232	$124,986

(Thousands of Dollars)	2013	2012
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$5,818	$6,493
Actual return on plan assets	15	263
Plan participants’ contributions	2,367	5,216
Employer contributions	6,982	12,022
Benefit payments	(10,883)	(18,176)
Fair value of plan assets at Dec. 31	$4,299	$5,818

(Thousands of Dollars)	2013	2012
Funded Status of Plans at Dec. 31:
Funded status	$(103,933)	$(119,168)
Current liabilities	(4,990)	(3,893)
Noncurrent liabilities	(98,943)	(115,275)
Net postretirement amounts recognized on consolidated balance sheets	$(103,933)	$(119,168)

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$56,899	$75,153
Prior service credit	(27,541)	(30,577)
Transition obligation	2	35
Total	$29,360	$44,611

(Thousands of Dollars)	2013	2012
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$1,679	$1,134
Noncurrent regulatory assets	25,800	40,722
Deferred income taxes	768	1,127
Net-of-tax accumulated OCI	1,113	1,628
Total	$29,360	$44,611

Measurement date	Dec. 31, 2013	Dec. 31, 2012

	2013	2012
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.82%	4.10%
Mortality table	RP 2000	RP 2000
Health care costs trend rate — initial	7.00%	7.50%

Effective Jan. 1, 2014, the initial medical trend rate was decreased from 7.5 percent to 7.0 percent. The ultimate trend assumption remained at 4.5 percent. The period until the ultimate rate is reached is five years. Xcel Energy Inc. and NSP-Minnesota base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on NSP-Minnesota:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$11,189	$(9,376)
Service and interest components	496	(392)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy, which includes NSP-Minnesota, contributed $17.6 million, $47.1 million and $49.0 million during 2013, 2012 and 2011, respectively, of which $7.0 million, $12.0 million and $12.5 million were attributable to NSP-Minnesota. Xcel Energy expects to contribute approximately $13.3 million during 2014, of which $9.3 million is attributable to NSP-Minnesota.

Plan Amendments — The 2012 decrease of the projected Xcel Energy and NSP-Minnesota postretirement health and welfare benefit obligation for plan amendments is due to the expected transition of certain participant groups to an external plan administrator.

Benefit Costs — The components of NSP-Minnesota’s net periodic postretirement benefit cost were:

(Thousands of Dollars)	2013	2012	2011
Service cost	$120	$96	$87
Interest cost	4,901	7,129	7,372
Expected return on plan assets	(417)	(438)	(576)
Amortization of transition obligation	33	1,346	1,346
Amortization of prior service credit	(3,036)	(117)	(117)
Amortization of net loss	5,272	3,204	2,348
Net periodic postretirement benefit cost	$6,873	$11,220	$10,460

	2013	2012	2011
Significant Assumptions Used to Measure Costs:
Discount rate	4.10%	5.00%	5.50%
Expected average long-term rate of return on assets	7.11	6.75	7.50

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Minnesota based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists NSP-Minnesota’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2014	$129,101	$9,359	$70	$9,289
2015	93,988	9,108	75	9,033
2016	95,716	9,018	77	8,941
2017	96,798	8,728	79	8,649
2018	93,542	8,595	77	8,518
2019-2023	432,905	39,271	351	38,920

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

Contributions to multiemployer plans were as follows for the years ended Dec. 31, 2013, 2012 and 2011. The average number of NSP-Minnesota union employees covered by the multiemployer pension plans increased to approximately 1,100 in 2013 from approximately 800 in 2012. There were no other significant changes to the nature or magnitude of the participation of NSP-Minnesota in multiemployer plans for the years presented:

(Thousands of Dollars)	2013	2012	2011
Multiemployer plan contributions:
Pension	$23,515	$14,984	$17,811
Other postretirement benefits	390	197	336
Total	$23,905	$15,181	$18,147

8.	Other (Expense) Income, Net

Other (expense) income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2013	2012	2011
Interest income	$4,869	$5,364	$4,663
Other nonoperating income	174	825	969
Insurance policy expense	(5,696)	(5,210)	(3,915)
Other (expense) income, net	$(653)	$979	$1,717

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

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments purchased from MISO, PJM, ERCOT and NYISO, generally referred to as FTRs.  FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path.  The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path.  Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR.  NSP-Minnesota’s valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease.  Given the limited observability of management’s forecasts for several of the inputs to this complex valuation model – including expected plant operating schedules and retail and wholesale demand, fair value measurements for FTRs have been assigned a Level 3.  Non-trading monthly FTR settlements are included in fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability.  Given this regulatory treatment and the limited magnitude of NSP-Minnesota’s FTRs relative to its electric utility operations, the numerous unobservable quantitative inputs to the complex model used for valuation of FTRs are insignificant to the consolidated financial statements of NSP-Minnesota.

Non-Derivative Instruments Fair Value Measurements

The NRC requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning the Monticello and Prairie Island nuclear generating plants.  The fund contains cash equivalents, debt securities, equity securities and other investments – all classified as available-for-sale.  NSP-Minnesota plans to reinvest matured securities until decommissioning begins.  NSP-Minnesota uses the MPUC approved asset allocation for the escrow and investment targets by asset class for both the escrow and qualified trust.

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

Unrealized gains for the nuclear decommissioning fund were $240.3 million and $135.8 million at Dec. 31, 2013 and 2012, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $58.5 million and $46.4 million at Dec. 31, 2013 and 2012, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at Dec. 31, 2013 and 2012:

	Dec. 31, 2013
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33,281	$33,281	$—	$—	$33,281
Commingled funds	457,986	—	452,227	—	452,227
International equity funds	78,812	—	81,671	—	81,671
Private equity investments	52,143	—	—	62,696	62,696
Real estate	45,564	—	—	57,368	57,368
Debt securities:
Government securities	34,304	—	27,628	—	27,628
U.S. corporate bonds	80,275	—	83,538	—	83,538
International corporate bonds	15,025	—	15,358	—	15,358
Municipal bonds	241,112	—	232,016	—	232,016
Equity securities:
Common stock	406,695	581,243	—	—	581,243
Total	$1,445,197	$614,524	$892,438	$120,064	$1,627,026

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $28.3 million of miscellaneous investments.

	Dec. 31, 2012
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$246,904	$237,938	$8,966	$—	$246,904
Commingled funds	396,681	—	417,583	—	417,583
International equity funds	66,452	—	69,481	—	69,481
Private equity investments	27,943	—	—	33,250	33,250
Real estate	32,561	—	—	39,074	39,074
Debt securities:
Government securities	21,092	—	21,521	—	21,521
U.S. corporate bonds	162,053	—	169,488	—	169,488
International corporate bonds	15,165	—	16,052	—	16,052
Municipal bonds	21,392	—	23,650	—	23,650
Asset-backed securities	2,066	—	—	2,067	2,067
Mortgage-backed securities	28,743	—	—	30,209	30,209
Equity securities:
Common stock	379,093	420,263	—	—	420,263
Total	$1,400,145	$658,201	$726,741	$104,600	$1,489,542

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $24.6 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments:

(Thousands of Dollars)	Jan. 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Assets and Liabilities	Transfers Out of Level 3 (a)	Dec. 31, 2013
Private equity investments	$33,250	$24,201	$—	$5,245	$—	$62,696
Real estate	39,074	31,626	(18,622)	5,290	—	57,368
Asset-backed securities	2,067	—	—	—	(2,067)	—
Mortgage-backed securities	30,209	—	—	—	(30,209)	—
Total	$104,600	$55,827	$(18,622)	$10,535	$(32,276)	$120,064

(a)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

(Thousands of Dollars)	Jan. 1, 2012	Purchases	Settlements	Gains (Losses) Recognized as Regulatory Assets and Liabilities	Transfers Out of Level 3	Dec. 31, 2012
Private equity investments	$9,203	$20,671	$(1,931)	$5,307	$—	$33,250
Real estate	26,395	9,777	(3,611)	6,513	—	39,074
Asset-backed securities	16,501	—	(14,450)	16	—	2,067
Mortgage-backed securities	78,664	33,016	(79,899)	(1,572)	—	30,209
Total	$130,763	$63,464	$(99,891)	$10,264	$—	$104,600

(Thousands of Dollars)	Jan. 1, 2011	Purchases	Settlements	Gains (Losses) Recognized as Regulatory Assets and Liabilities	Transfers Out of Level 3	Dec. 31, 2011
Private equity investments	$—	$9,203	$—	$—	$—	$9,203
Real estate	—	24,768	—	1,627	—	26,395
Asset-backed securities	33,174	16,518	(32,560)	(631)	—	16,501
Mortgage-backed securities	72,589	168,688	(161,134)	(1,479)	—	78,664
Total	$105,763	$219,177	$(193,694)	$(483)	$—	$130,763

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at Dec. 31, 2013:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$27,628	$27,628
U.S. corporate bonds	780	17,850	63,089	1,819	83,538
International corporate bonds	—	2,222	13,136	—	15,358
Municipal bonds	3,554	25,663	33,109	169,690	232,016
Debt securities	$4,334	$45,735	$109,334	$199,137	$358,540

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

At Dec. 31, 2013, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

At Dec. 31, 2013, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the years ended Dec. 31, 2013 and 2012.

At Dec. 31, 2013, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at Dec. 31, 2013 and 2012:

(Amounts in Thousands) (a)(b)	Dec. 31, 2013	Dec. 31, 2012
MWh of electricity	52,107	55,163
MMBtu of natural gas	2,470	26
Gallons of vehicle fuel	265	375

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.  At Dec. 31, 2013, six of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $26.3 million or 27 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  The remaining four significant counterparties, comprising $18.4 million or 19 percent of this credit exposure at Dec. 31, 2013, were not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2013	2012	2011
Accumulated other comprehensive (loss) income related to cash flow hedges at Jan. 1	$(21,393)	$(11,729)	$4,977
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	5	(9,889)	(16,578)
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	779	225	(128)
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(20,609)	$(21,393)	$(11,729)

The following tables detail the impact of derivative activity during the years ended Dec. 31, 2013, 2012 and 2011 on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Year Ended Dec. 31, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,388	(a)	$—		$—
Vehicle fuel and other commodity	15	—	(49)	(b)	—		—
Total	$15	$—	$1,339		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$11,220	(c)
Electric commodity	—	65,884	—		(52,796)	(d)	—
Natural gas commodity	—	1,039	—		368	(e)	(393)	(d)
Total	$—	$66,923	$—		$(52,428)		$10,827

	Year Ended Dec. 31, 2012
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(16,832)	$—	$490	(a)	$—		$—
Vehicle fuel and other commodity	58	—	(109)	(b)	—		—
Total	$(16,774)	$—	$381		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$12,224	(c)
Electric commodity	—	44,162	—		(39,999)	(d)	—
Natural gas commodity	—	(2,662)	—		16,158	(e)	—
Total	$—	$41,500	$—		$(23,841)		$12,224

	Year Ended Dec. 31, 2011
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(28,119)	$—	$(109)	(a)	$—		$—
Vehicle fuel and other commodity	119	—	(113)	(b)	—		—
Total	$(28,000)	$—	$(222)		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$6,330	(c)
Electric commodity	—	49,818	—		(40,492)	(d)	—
Natural gas commodity	—	(22,581)	—		18,021	(e)	—
Total	$—	$27,237	$—		$(22,471)		$6,330

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2013, 2012 and 2011. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings.  At Dec. 31, 2013 and 2012, no derivative instruments in a liability position would have required the posting of collateral or settlement of outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2013 and 2012.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2013:

	Dec. 31, 2013
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$48	$—	$48	$—	$48
Other derivative instruments:
Commodity trading	—	17,854	1,167	19,021	(6,718)	12,303
Electric commodity	—	—	30,692	30,692	(1,723)	28,969
Natural gas commodity	—	1,986	—	1,986	—	1,986
Total current derivative assets	$—	$19,888	$31,859	$51,747	$(8,441)	43,306
PPAs (a)						23,420
Current derivative instruments						$66,726
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$16	$—	$16	$(16)	$—
Other derivative instruments:
Commodity trading	—	32,074	3,395	35,469	(9,071)	26,398
Total noncurrent derivative assets	$—	$32,090	$3,395	$35,485	$(9,087)	26,398
PPAs (a)						10,483
Noncurrent derivative instruments						$36,881
Current derivative liabilities
Derivatives designated as cash flow hedges:
Other derivative instruments:
Commodity trading	$—	$8,108	$1,804	$9,912	$(9,912)	$—
Electric commodity	—	—	1,723	1,723	(1,723)	—
Total current derivative liabilities	$—	$8,108	$3,527	$11,635	$(11,635)	—
PPAs (a)						13,066
Current derivative instruments						$13,066
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$14,382	$—	$14,382	$(10,137)	$4,245
Total noncurrent derivative liabilities	$—	$14,382	$—	$14,382	$(10,137)	4,245
PPAs (a)						147,406
Noncurrent derivative instruments						$151,651

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2013. At Dec. 31, 2013, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $4.2 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2012:

	Dec. 31, 2012
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$52	$—	$52	$—	$52
Other derivative instruments:
Commodity trading	—	19,871	692	20,563	(3,374)	17,189
Electric commodity	—	—	16,724	16,724	(843)	15,881
Total current derivative assets	$—	$19,923	$17,416	$37,339	$(4,217)	33,122
PPAs (a)						23,110
Current derivative instruments						$56,232
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$47	$—	$47	$(47)	$—
Other derivative instruments:
Commodity trading	—	37,513	76	37,589	(2,616)	34,973
Total noncurrent derivative assets	$—	$37,560	$76	$37,636	$(2,663)	34,973
PPAs (a)						31,507
Noncurrent derivative instruments						$66,480
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$12,664	$—	$12,664	$(6,400)	$6,264
Electric commodity	—	—	843	843	(843)	—
Natural gas commodity	—	2	—	2	—	2
Total current derivative liabilities	$—	$12,666	$843	$13,509	$(7,243)	6,266
PPAs (a)						13,851
Current derivative instruments						$20,117
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$17,966	$—	$17,966	$(2,664)	$15,302
Total noncurrent derivative liabilities	$—	$17,966	$—	$17,966	$(2,664)	15,302
PPAs (a)						159,169
Noncurrent derivative instruments						$174,471

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2012.  At Dec. 31, 2012, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $3.0 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table present the changes in Level 3 commodity derivatives for the years ended Dec. 31, 2013, 2012 and 2011:

	Year Ended Dec. 31
(Thousands of Dollars)	2013	2012	2011
Balance at Jan. 1	$16,649	$12,417	$2,392
Purchases	51,541	37,595	33,609
Settlements	(45,199)	(44,950)	(36,552)
Net transactions recorded during the period:
Gains recognized in earnings (a)	3,947	463	66
Gains recognized as regulatory assets and liabilities	4,789	11,124	12,902
Balance at Dec. 31	$31,727	$16,649	$12,417

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2013, 2012 and 2011.

Fair Value of Long-Term Debt

As of Dec. 31, 2013 and 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2013		2012
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,888,732	$4,099,745	$3,488,640	$4,181,580

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Dec. 31, 2013 and 2012, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

10.	Rate Matters

Pending and Recently Concluded Regulatory Proceedings — MPUC

Minnesota 2014 Multi-Year Electric Rate Case — On Nov. 4, 2013, NSP-Minnesota filed a two-year, electric rate case with the MPUC. The rate case is based on a requested ROE of 10.25 percent, a 52.5 percent equity ratio, a 2014 average electric rate base of $6.67 billion and an additional average rate base of $412 million in 2015.

The NSP-Minnesota electric rate case reflects an overall increase in revenues of approximately $193 million or 6.9 percent in 2014 and an additional $98 million or 3.5 percent in 2015. The request includes a proposed rate moderation plan for 2014 and 2015. After reflecting interim rate adjustments, the impact of NSP-Minnesota’s request on customer bills would result in a 4.6 percent increase in 2014 and an additional 5.6 percent in 2015.

NSP-Minnesota’s moderation plan includes the acceleration of the eight-year amortization of the excess theoretical depreciation reserve which the MPUC approved in NSP-Minnesota’s last electric rate case and the use of expected funds from the DOE for settlement of certain claims. These DOE refunds would be in excess of amounts needed to fund its decommissioning expense. The interim rate adjustments are primarily associated with ROE, Monticello LCM/EPU project costs and NSP-Minnesota’s request to amortize amounts associated with the canceled Prairie Island EPU project. NSP-Minnesota plans to file a petition for deferred accounting regarding these Monticello costs in the first quarter of 2014.

The rate request, moderation plan, interim rate adjustments, customer bill impacts and certain impacts on expenses are detailed in the table below:

(Millions of Dollars)	2014	Percentage Increase	2015	Percentage Increase
Pre-moderation deficiency	$274		$81
Moderation change compared to prior year:
Excess theoretical depreciation reserve	(81)		53
DOE settlement proceeds	—		(36)
Filed rate request	193	6.9%	98	3.5%
Interim rate adjustments	(66)		66
Impact on customer bill	127	4.6%	164	5.6%
Potential expense deferral (Monticello/Prairie Island EPU projects)	16		—
Depreciation expense - reduction/(increase)	81		(46)
Recognition of DOE settlement proceeds	—		36
Pre-tax impact on operating income	$224		$154

On Dec. 12, 2013, the MPUC approved interim rates of $127 million as requested, effective Jan. 3, 2014, subject to refund. The MPUC determined that the costs of Sherco Unit 3 would be allowed in interim rates, and that NSP-Minnesota’s request to accelerate the theoretical depreciation reserve amortization was a permissible adjustment to its interim rate request even though it differed from the MPUC’s 2013 Minnesota rate case order.

The next steps in the procedural schedule are expected to be as follows:

•	Direct Testimony — June 5, 2014;

•	Rebuttal Testimony — July 7, 2014;

•	Surrebuttal Testimony — Aug. 4, 2014;

•	Evidentiary Hearing — Aug. 11-18, 2014;

•	Reply Brief — Oct. 14, 2014; and

•	ALJ Report — Dec. 22, 2014.

A final MPUC decision is anticipated in March 2015.

Minnesota 2013 Electric Rate Case — In November 2012, NSP-Minnesota filed a request with the MPUC for an increase in annual revenues of approximately $285 million, or 10.7 percent.  The rate filing was based on a 2013 FTY, a requested ROE of 10.6 percent, an average electric rate base of approximately $6.3 billion and an equity ratio of 52.56 percent.  In January 2013, interim rates of approximately $251 million became effective, subject to refund.

In May 2013, NSP-Minnesota subsequently revised the requested annual revenue increase to approximately $209 million, or 7.8 percent, based on an ROE of 10.6 percent, a rate base of approximately $6.3 billion an equity ratio of 52.56 percent. The revenue requirement reflected a requested deficiency of $259 million combined with $50 million of rate mitigation through deferral mechanisms.

In September 2013, the MPUC issued an order approving a rate increase of approximately $103 million, or 3.8 percent, based on a 9.83 percent ROE and 52.56 percent equity ratio. In addition, the MPUC authorized approximately $20 million in deferrals, as well as a $24 million reduction in revenue and depreciation expense.

The table below reconciles NSP-Minnesota’s original request to the final MPUC order:

(Millions of Dollars)	MPUC Order
NSP-Minnesota original request	$285
ROE	(43)
Sherco Unit 3	(34)
Reduced recovery for nuclear plants	(15)
Incentive compensation	(4)
Sales forecast	(26)
Pension	(13)
Employee benefits	(6)
Black Dog remediation	(5)
Estimated impact of the theoretical depreciation reserve	(24)
NSP-Wisconsin wholesale allocation	(7)
Other, net	(5)
Recommended rate increase	103
Estimated impact of cost deferrals	20
Estimated impact of the theoretical depreciation reserve	24
Impact on pre-tax income	$147

NSP-Minnesota filed its final rate implementation and interim rate refund compliance filing on Sept. 19, 2013, requesting final rates be implemented Dec. 1, 2013, with interim rate refunds of approximately $132.2 million, including interest, to begin by January 2014. On Nov. 19, 2013, the MPUC approved the final rate implementation plan, new rates began Dec. 1, 2013 and interim rate refunds were applied to customer accounts starting Dec. 16, 2013.

Nuclear Project Prudence Investigation — The MPUC has initiated an investigation to determine whether the costs in excess of those included in the CON for NSP-Minnesota’s Monticello LCM/EPU project were prudent. In October 2013, NSP-Minnesota filed a summary report to further support the change and prudence of the incurred costs. The filing indicated the increase in costs was primarily attributable to three factors: (1) the original estimate was based on a high level conceptual design and the project scope increased as the actual conditions of the plant were incorporated into the design; (2) implementation difficulties, including the amount of work that occurred in confined and radioactive or electrically sensitive spaces and NSP-Minnesota’s and its vendors’ ability to attract and retain experienced workers; and (3) additional NRC licensing related requests over the five-plus year application process. NSP-Minnesota has provided information that the cost deviation is in line with similar upgrade projects undertaken by other utilities and the project remains economically beneficial to customers. The results and any recommendations from the conclusion of this prudence proceeding are expected to be considered by the MPUC in NSP-Minnesota’s 2014 Minnesota electric rate case.

The next steps in the procedural schedule are expected to be as follows:

•	Direct Testimony — July 2, 2014;

•	Rebuttal Testimony — Aug. 26, 2014;

•	Surrebuttal Testimony — Sept. 19, 2014;

•	Hearing — Sept. 29-Oct. 3, 2014;

•	Reply Brief — Nov. 21, 2014; and

•	ALJ Report — Dec. 31, 2014.

A final MPUC decision is anticipated in the first quarter of 2015.

2012 Transmission Cost Recovery Rate Filing — In January 2012, the 2012 NSP-Minnesota TCR filing was submitted to the MPUC, requesting recovery of $29.6 million of transmission investment costs. As project costs have decreased and certain transmission project costs have been removed and included in base rates, the anticipated revenue requirement for 2012 was modified to approximately $22.9 million. In December 2013, the MPUC approved the 2012 TCR filing, with a few adjustments, for approximately $22.7 million.

2013/14 Transmission Cost Recovery Rate Filing — In December 2013, the 2013/14 NSP-Minnesota TCR filing was filed with the MPUC, requesting recovery of $20.7 million of 2013 transmission investment costs and $37.3 million of 2014 transmission investment costs not previously included in electric base rates. An MPUC decision is anticipated in late 2014, with implementation of new rates soon after approval.

Prairie Island Nuclear Plant EPU — In 2009, the MPUC granted NSP-Minnesota a CON for an EPU project at the Prairie Island nuclear generating plant. The total estimated cost of the EPU was $294 million, of which approximately $78.9 million had been incurred, including AFUDC of approximately $12.8 million. Subsequently, NSP-Minnesota made a change of circumstances filing notifying the MPUC that there were changes in the size, timing and cost estimates for this project, revisions to economic and project design analysis and changes due to the estimated impact of revised scheduled outages. The information indicated reductions to the estimated benefit of the uprate project. As a result, NSP-Minnesota concluded that further investment in this project would not benefit customers. In February 2013, the MPUC issued an order terminating the CON for the Prairie Island EPU project.

NSP-Minnesota plans to address recovery of incurred costs in rate cases for each of the NSP-Minnesota jurisdictions and to file a request with the FERC for approval to recover a portion of the costs from NSP-Wisconsin through the Interchange Agreement. NSP-Wisconsin plans to seek cost recovery in a future rate case. Based on the outcome of the December 2012 MPUC decision, EPU costs incurred to date were compared to the discounted value of the estimated future rate recovery based on past jurisdictional precedent, resulting in a $10.1 million pretax charge in December 2012 which is included in O&M expense for that year.

Pending and Recently Concluded Regulatory Proceedings — NDPSC

North Dakota 2013 Electric Rate Case — In December 2012, NSP-Minnesota filed a request with the NDPSC to increase annual retail electric rates approximately $16.9 million, or 9.25 percent.  The rate filing was based on a 2013 FTY, a requested ROE of 10.6 percent, an electric rate base of approximately $377.6 million and an equity ratio of 52.56 percent.  In January 2013, the NDPSC approved an interim electric increase of $14.7 million, effective Feb. 16, 2013, subject to refund.

In August 2013, NSP-Minnesota filed rebuttal testimony revising the requested increase in retail electric rates to approximately $14.9 million, based on a revised ROE of 10.25 percent and incorporating updated information.

In December 2013, a comprehensive settlement agreement between NSP-Minnesota and the NDPSC Staff was filed for approval, proposing resolution to the rate case and resolution of various regulatory proceedings for wind and natural gas generating resources pending before the NDPSC. The settlement agreement provided for a four-year rate plan including a 5.0 percent annual increase in retail revenues in North Dakota, effective Feb. 16, 2013 through Dec. 31, 2015, with no increase in 2016. As filed, the estimated 2013 settlement impact was $11.6 million. On Feb. 18, 2014, NSP-Minnesota filed an amended settlement agreement revising the annual increase to 4.9 percent, effective Feb. 16, 2013 through Dec. 31, 2015, with no increase in 2016.

The table below reflects the amended settlement’s 2013 impact.

(Millions of Dollars)	Amended Settlement Impact
Proposed 12 month settlement base rate increase	$9.0
Pre-effective period impact (Jan. 1, 2013 - Feb. 15, 2013)	(1.6)
Proposed settlement base rate increase	7.4
Retention of DOE settlement proceeds	3.9
Other, net	(0.3)
Amended settlement’s 2013 impact	$11.0

Additional settlement terms include:

•	An approval of two new rate rider tariff mechanisms to recover transmission and North Dakota renewable costs;

•	An authorized ROE of 9.75, 10.0, 10.0 and 10.25 percent in 2013 through 2016, respectively;

•	A 50 percent earnings sharing mechanism for amounts earned in excess of the authorized ROEs during the term of the settlement;

•	The continued use of a 12 month coincident peak demand allocator for certain rate base and operating expenses;

•
A commitment to develop a generation cost allocation mechanism over the next 16 months that reflects North Dakota energy policy; providing for the exclusion of resources deemed inconsistent with North Dakota energy policy beginning in 2016 (such as certain Minnesota wind and biomass purchase power agreements) and reflecting replacement of those costs based on either system average costs or like resource costs (base load for base load generation, etc.) and recognizing the time needed to address complexity among multiple jurisdictions by providing that a plan for this mechanism be filed by June 2015;

•	The commitment to construct up to 400 MW of thermal generation in North Dakota by 2036 subject to least-cost resource planning principles; and

•	The retention of DOE settlement proceeds received in 2012, 2013 and expected in 2014.

A final NDPSC decision on the case is anticipated in the first quarter of 2014.

Recently Concluded Regulatory Proceedings — SDPUC

South Dakota 2012 Electric Rate Case — In March 2013, NSP-Minnesota and the SDPUC Staff reached a settlement agreement that provides for a base rate increase of approximately $11.6 million and the implementation of a new rider. On Oct. 1, 2013, NSP-Minnesota filed its compliance report consistent with the settlement to recover the revenue requirement on the specific major capital additions and incremental property tax resulting in recovery of $8.7 million for 2014. In December 2013, the SDPUC approved recovery of $8.5 million, reflecting updates made during review of the compliance filing.

Electric, Purchased Gas and Resource Adjustment Clauses

CIP and CIP Rider — In December 2012, the MPUC approved reductions to the CIP financial incentive mechanisms effective for the 2013 through 2015 program years. Based on the approved savings goals, the estimated average annual electric and natural gas incentives are $30.6 million and $3.6 million, respectively.

CIP expenses are recovered through base rates and a rider that is adjusted annually. In November 2013, the MPUC approved NSP-Minnesota’s 2012 CIP electric financial incentives totaling $54.0 million, as well as NSP-Minnesota’s proposed 2013 to 2014 electric CIP rider. In October 2013, the MPUC approved NSP-Minnesota’s 2012 CIP natural gas financial incentive of $2.7 million, as well as NSP-Minnesota’s proposed 2013 to 2014 natural gas CIP rider. NSP-Minnesota estimates 2014 recovery of $83.9 million of electric CIP expenses and $11.7 million of natural gas CIP expenses. This proposed recovery through the riders is in addition to an estimated $87.2 million and $3.1 million through electric and gas base rates, respectively.

11.    Commitments and Contingencies

Commitments

Capital Commitments — NSP-Minnesota has made commitments in connection with a portion of its projected capital expenditures. NSP-Minnesota’s capital commitments primarily relate to the following major projects:

CapX2020 — CapX2020 is an alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest, including the NSP System that has proposed several groups of transmission projects to be complete by 2020. Group 1 project investments consist of four transmission lines. Major construction began in 2010 on the Group 1 transmission lines with an expected completion date in 2015. NSP System’s investment depends on the routes and configurations approved by affected state commissions and on the allocation of costs borne by other participating utilities in the upper Midwest.

NSP-Minnesota Wind Projects — In October 2013, the MPUC approved two projects totaling 350 MW that will be owned by NSP-Minnesota. A NDSPC decision is anticipated in early 2014. The Pleasant Valley wind farm in Minnesota and the Border Winds wind farm projects in North Dakota are anticipated to be operational by 2015.

Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2014 and 2033. NSP-Minnesota is required to pay additional amounts depending on actual quantities shipped under these agreements.

The estimated minimum purchases for NSP-Minnesota under these contracts as of Dec. 31, 2013, are as follows:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2014	$337.3	$128.8	$74.5	$99.4
2015	262.5	79.9	6.1	96.2
2016	123.4	121.5	6.0	96.8
2017	30.0	127.5	3.2	82.5
2018	29.9	69.4	—	35.6
Thereafter	—	697.6	—	244.6
Total (a)	$783.1	$1,224.7	$89.8	$655.1

(a)	Includes amounts allocated to NSP-Wisconsin through intercompany charges.

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

PPAs — NSP-Minnesota has entered into PPAs with other utilities and energy suppliers with expiration dates through 2033 for purchased power to meet system load and energy requirements and to meet operating reserve obligations.  In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments.  Certain PPAs accounted for as executory contracts also contain minimum energy purchase commitments.  Capacity and energy payments are typically contingent on the independent power producing entity meeting certain contract obligations, including plant availability requirements.  Certain contractual payments are adjusted based on market indices. The effects of price adjustments on our financial results are mitigated through purchased energy cost recovery mechanisms.

Included in electric fuel and purchased power expenses for PPAs, accounted for as executory contracts, were payments for capacity of $106.0 million, $106.2 million and $106.8 million in 2013, 2012 and 2011, respectively.  At Dec. 31, 2013, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, are as follows:

(Millions of Dollars)	Capacity	Energy (a)
2014	$119.5	$78.3
2015	115.5	83.7
2016	100.3	81.6
2017	92.6	87.3
2018	55.8	93.2
Thereafter	429.1	866.7
Total (b)	$912.8	$1,290.8

(a)	Excludes contingent energy payments for renewable energy PPAs.

(b)	Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Additional energy payments under these PPAs and PPAs accounted for as operating leases will be required to meet expected future electric demand.

Leases — NSP-Minnesota leases a variety of equipment and facilities used in the normal course of business.  These leases, primarily for office space, railcars, generating facilities, trucks, aircraft, cars and power-operated equipment, are accounted for as operating leases. Total expenses under operating lease obligations were approximately $79.6 million, $78.5 million and $72.9 million for 2013, 2012 and 2011, respectively.  These expenses include capacity payments for PPAs accounted for as operating leases of $59.1 million, $59.0 million and $58.2 million in 2013, 2012 and 2011, respectively, recorded to electric fuel and purchased power expenses.

Under certain railcar lease agreements accounted for as operating leases, NSP-Minnesota guarantees the lessor’s proceeds from sale of the leased assets at the end of the lease term will at least equal the guaranteed residual value. NSP-Minnesota’s maximum potential loss under these residual value guarantees is $9.2 million assuming the fair market value of the assets is zero at the end of the lease term; however, NSP-Minnesota expects sale proceeds to exceed the guaranteed amounts. These lease agreements expire in 2014 and 2015.

Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases in accordance with the applicable accounting guidance.  Future commitments under all operating leases are:

(Millions of Dollars)	Operating Leases	PPA Operating Leases (a) (b)	Total Operating Leases
2014	$7.4	$61.1	$68.5
2015	6.6	62.1	68.7
2016	6.4	63.1	69.5
2017	6.9	64.2	71.1
2018	6.6	65.2	71.8
Thereafter	72.7	489.2	561.9

(a)	Amounts do not include PPAs accounted for as executory contracts.

(b)	PPA operating leases contractually expire through 2026.

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

NSP-Minnesota has determined that certain independent power producing entities are variable interest entities.  NSP-Minnesota is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future, required to be provided other than contractual payments for energy and capacity set forth in the PPAs.

NSP-Minnesota has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities.  NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  NSP-Minnesota had approximately 1,069 MW and 1,064 MW of capacity under long-term PPAs as of Dec. 31, 2013, and 2012, respectively, with entities that have been determined to be variable interest entities.  These agreements have expiration dates through the year 2028.

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

MGP Sites — NSP-Minnesota is currently involved in investigating and/or remediating several MGP sites where hazardous or other regulated materials may have been deposited. NSP-Minnesota has identified three sites, where former MGP activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any remediation. NSP-Minnesota anticipates that the majority of the remediation at these sites will continue through at least 2014. NSP-Minnesota had accrued $0.1 million for all of these sites at Dec. 31, 2012 and an immaterial amount as of Dec. 31, 2013. There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred. NSP-Minnesota anticipates that any amounts spent will be fully recovered from customers.

Environmental Requirements

Water and waste
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

Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. Refuse derived fuel, biomass and other alternatively fueled power plants are not addressed by the proposed revisions. The proposed rule identifies four potential regulatory options and invites comments on those regulatory approaches. The options differ in the number of waste streams covered, size of the units controlled and stringency of controls. It is not yet known when the EPA will issue a finalized rule. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017 but no later than July 2022. The impact of this rule on NSP-Minnesota is uncertain at this time.

Federal CWA Section 316 (b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. In 2011, the EPA published the proposed rule that sets standards for minimization of aquatic species impingement, but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office. A final rule is anticipated in April 2014. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the uncertainty of the final regulatory requirements.

NSP-Minnesota submitted its Black Dog CWA compliance plan for the MPCA’s review and approval in 2010. The MPCA is currently reviewing the proposal in consultation with the EPA.

Proposed Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of hazardous waste. In 2010, the EPA published a proposed rule on whether to regulate coal combustion byproducts (coal ash) as hazardous or nonhazardous waste. Coal ash is currently exempt from hazardous waste regulation. NSP-Minnesota’s costs for the management and disposal of coal ash would significantly increase and the beneficial reuse of coal ash would be negatively impacted if the EPA ultimately issues a rule under which coal ash is regulated as hazardous waste. The EPA has entered into a consent decree to act on final regulations by December 2014. The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

Air
EPA GHG Regulation — In 2009, the EPA issued its “endangerment” finding that GHG emissions pose a threat to public health and welfare. This finding required the EPA to adopt GHG emission standards for mobile sources. In 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold. These rules were upheld on appeal to the D.C. Circuit. The U.S. Supreme Court has granted review on one issue related to these rules, specifically whether the EPA’s regulation of GHG emissions from mobile sources triggered, by operation of law, new source review permitting requirements for stationary sources, which was the EPA’s basis for adopting the 2011 permitting rules. The Court is scheduled to hear arguments in February 2014. A ruling is anticipated by June 2014. NSP-Minnesota is unable to determine the cost of compliance with these new EPA requirements as it is not clear whether these requirements will apply to future changes at NSP-Minnesota’s power plants.

GHG Emission Standard for Existing Sources and NSPS Proposal — In June 2013, President Obama issued a memorandum directing the EPA to develop GHG emission standards for existing power plants. The memorandum anticipates the EPA will issue a proposed GHG emission standard for existing power plants in June 2014. It is not possible to evaluate the impact of existing source standards until the upcoming proposal and final requirements are known.

In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which seeks to establish CO2 emission rates for coal-fired power plants that reflect emission reductions using partial carbon capture and storage technology (CCS). The EPA’s proposed CO2 emission limits for gas-fired power plants reflect emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

CSAPR — In 2011, the EPA issued the CSAPR to address long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities in the eastern half of the United States, including Minnesota. The CSAPR would have set more stringent requirements than the proposed Clean Air Transport Rule. The rule also would have created an emissions trading program.

In August 2012, the D.C. Circuit vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated that the EPA must continue administering the CAIR pending adoption of a valid replacement. In December 2013, the U.S. Supreme Court heard oral arguments on the D.C. Circuit’s 2012 decision to vacate the CSAPR. A decision is anticipated by June 2014. It is not yet known whether the D.C. Circuit’s decision will be upheld, or how the EPA might approach a replacement rule. Therefore, it is not known what requirements may be imposed in the future.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. The CAIR does not currently apply to Minnesota.

EGU Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. NSP-Minnesota expects to comply with the EGU MATS rule through a combination of mercury and other emission control projects. NSP-Minnesota believes EGU MATS costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

Minnesota Mercury Legislation — NSP-Minnesota installed sorbent control systems at the Sherco Unit 3 and A.S. King generating plants and has obtained MPUC approval to install mercury controls on Sherco Units 1 and 2 by the end of 2014. NSP-Minnesota projects installation costs of $12.0 million for the mercury controls on the units and believes these costs will be recoverable through regulatory mechanisms.

Regional Haze Rules — In 2005, the EPA amended the BART requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze SIP, Minnesota identified the NSP-Minnesota facilities that will have to reduce SO2, NOx and PM emissions under BART and set emissions limits for those facilities.

In 2009, the MPCA approved a SIP and submitted it to the EPA for approval. The MPCA’s source-specific BART limits for Sherco Units 1 and 2 require combustion controls for NOx and scrubber upgrades for SO2. The MPCA concluded SCRs should not be required because the minor visibility benefits derived from SCRs do not outweigh the substantial costs. The combustion controls have been installed and the scrubber upgrades, to be completed by January 2015, are underway. These emission controls are projected to cost approximately $50 million, of which $40.3 million has already been spent. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

After the CSAPR was adopted in 2011, the MPCA supplemented its SIP, determining that CSAPR meets BART requirements, but also implementing its source-specific BART determination for Sherco Units 1 and 2 from the 2009 SIP. In June 2012, the EPA approved the SIP for EGUs and also approved the source-specific emission limits for Sherco Units 1 and 2 as strengthening the SIP, but avoided characterizing them as BART limits.

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA’s approval of the Minnesota SIP to the U.S. Court of Appeals for the Eighth Circuit. NSP-Minnesota and other regulated parties were denied intervention. In June 2013, the Court ordered this case to be held in abeyance until the U.S. Supreme Court decides on the CSAPR. If this litigation results in further EPA proceedings concerning the SIP, such proceedings may consider whether SCRs should be required for Sherco Units 1 and 2.

Reasonably Attributable Visibility Impairment (RAVI) — Additional visibility rules relate to a program called the RAVI program. In 2009, the DOI certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from Sherco Units 1 and 2. The EPA is required to make its own determination as to whether Sherco Units 1 and 2 cause or contribute to RAVI and, if so, whether the level of controls required by the MPCA is appropriate. The EPA has stated it plans to issue a separate notice on the issue of BART for Sherco Units 1 and 2 under the RAVI program. It is not yet known when the EPA will publish a proposal under RAVI or what that proposal will entail.

In December 2012, a lawsuit against the EPA was filed in the U.S. District Court for the District of Minnesota by the following organizations: National Parks Conservation Association, Minnesota Center for Environmental Advocacy, Friends of the Boundary Waters Wilderness, Voyageurs National Park Association, Fresh Energy and Sierra Club. The lawsuit alleges the EPA has failed to perform a nondiscretionary duty to determine BART for Sherco Units 1 and 2 under the RAVI program. The EPA filed an answer denying the allegations. The Court denied NSP-Minnesota’s motion to intervene in July 2013. NSP-Minnesota appealed this decision to the U.S. Court of Appeals for the Eighth Circuit. Oral arguments have been scheduled for March 2014.

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

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for property related to the following: electric production (nuclear, steam, wind, other and hydro), electric distribution and transmission, natural gas transmission and distribution, and general property.  The electric production obligations include asbestos, ash-containment facilities, radiation sources, storage tanks, control panels and decommissioning. The asbestos recognition associated with the steam production includes certain plants.  NSP-Minnesota also recorded asbestos recognition for its general office building.  This asbestos abatement removal obligation originated in 1973 with the CAA, which applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal. AROs also have been recorded for NSP-Minnesota steam production related to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills.  The origination dates on the ARO recognition for ash-containment facilities at steam plants was the in-service dates of the various facilities.  NSP-Minnesota has also recorded AROs for the retirement and removal of assets at certain wind production facilities for which the land is leased and removal is required by contract, with the origination dates being the in-service date of the various facilities.

NSP-Minnesota has recognized AROs for the retirement costs of natural gas mains and for the removal of electric transmission and distribution equipment, which consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps.  The common general AROs include small obligations related to storage tanks, radiation sources and office buildings. These assets have numerous in-service dates for which it is difficult to assign the obligation to a particular year.  Therefore, the obligation was measured using an average service life.

For the nuclear assets, the AROs associated with the decommissioning of the NSP-Minnesota nuclear generating plants, Monticello and Prairie Island, originated with the in-service date of the facility.  See Note 12 for further discussion of nuclear obligations.

A reconciliation of NSP-Minnesota’s AROs is shown in the tables below for the years ended Dec. 31, 2013 and 2012, respectively:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2013	Accretion	Revisions to Prior Estimates	Ending Balance Dec. 31, 2013 (a)
Electric plant
Nuclear production decommissioning	$1,546,358	$81,940	$—	$1,628,298
Steam and other production ash containment	47,926	1,361	(340)	48,947
Steam and other production asbestos	12,789	514	—	13,303
Wind production	32,936	1,575	—	34,511
Electric distribution	12,443	358	(7,930)	4,871
Other	1,137	118	135	1,390
Natural gas plant
Gas transmission and distribution	339	23	(29)	333
Common and other property
Common general plant asbestos	1,197	66	(783)	480
Common miscellaneous	277	27	326	630
Total liability	$1,655,402	$85,982	$(8,621)	$1,732,763

(a)	There were no new ARO liabilities recognized or settled during the 12 months ended Dec. 31, 2013.

The aggregate fair value of NSP-Minnesota’s legally restricted assets, for purposes of funding future nuclear decommissioning, was $1.6 billion as of Dec. 31, 2013, consisting of external investment funds.

In 2013, NSP-Minnesota revised asbestos, ash containment facilities, radiation sources, miscellaneous electric production, electric transmission and distribution, natural gas transmission and distribution and common general AROs due to revised estimated cash flows.

(Thousands of Dollars)	Beginning Balance Jan. 1, 2012	Accretion	Revisions to Prior Estimates	Ending Balance Dec. 31, 2012 (a)
Electric plant
Nuclear production decommissioning	$1,482,741	$75,301	$(11,684)	$1,546,358
Steam and other production ash containment	30,989	1,065	15,872	47,926
Steam and other production asbestos	10,479	459	1,851	12,789
Wind production	40,515	2,068	(9,647)	32,936
Electric distribution	14,372	522	(2,451)	12,443
Other	1,078	40	19	1,137
Natural gas plant
Gas transmission and distribution	320	19	—	339
Common and other property
Common general plant asbestos	1,135	62	—	1,197
Common miscellaneous	267	10	—	277
Total liability	$1,581,896	$79,546	$(6,040)	$1,655,402

(a)	There were no new ARO liabilities recognized or settled during the 12 months ended Dec. 31, 2012.

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

Removal Costs — NSP-Minnesota records a regulatory liability for the plant removal costs of steam and other generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities.  Given the long time periods over which the amounts were accrued and the changing of rates over time, NSP-Minnesota has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Removal costs as of Dec. 31, 2013 and 2012 were $378 million and $377 million, respectively.

Nuclear Insurance

NSP-Minnesota’s public liability for claims resulting from any nuclear incident is limited to $13.6 billion under the Price-Anderson amendment to the Atomic Energy Act.  NSP-Minnesota has secured $375 million of coverage for its public liability exposure with a pool of insurance companies.  The remaining $13.2 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident.  NSP-Minnesota is subject to assessments of up to $127.3 million per reactor per accident for each of its three licensed reactors, to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States.  The maximum funding requirement is $19.0 million per reactor during any one year.  These maximum assessment amounts are both subject to inflation adjustment by the NRC and state premium taxes.  The NRC’s last adjustment was effective September 2013.

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL). The coverage limits are $2.3 billion for each of NSP-Minnesota’s two nuclear plant sites.  NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units.  Premiums are expensed over the policy term.  All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds.  Capital has been accumulated in the reserve funds of NEIL to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage.  However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $16.1 million for business interruption insurance and $40.2 million for property damage insurance if losses exceed accumulated reserve funds.

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

Employment, Tort and Commercial Litigation

Merricourt Wind Project Litigation — In April 2011, NSP-Minnesota terminated its agreements with enXco Development Corporation (enXco) for the development of a 150 MW wind project in southeastern North Dakota.  NSP-Minnesota’s decision to terminate the agreements was based in large part on the adverse impact this project could have on endangered or threatened species protected by federal law and the uncertainty in cost and timing in mitigating this impact.  NSP-Minnesota also terminated the agreements due to enXco’s nonperformance of certain other conditions, including failure to obtain a Certificate of Site Compatibility and the failure to close on the contracts by an agreed upon date of March 31, 2011.  NSP-Minnesota recorded a $101 million deposit in the first quarter of 2011, which was collected in April 2011.  In May 2011, NSP-Minnesota filed a declaratory judgment action in the U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreements.  enXco also filed a separate lawsuit in the same court seeking approximately $240 million for an alleged breach of contract.  NSP-Minnesota believes enXco’s lawsuit is without merit.  In October 2012, NSP-Minnesota filed a motion for summary judgment.  In April 2013, the U.S. District Court granted NSP-Minnesota’s motion and entered judgment in its favor.  In April 2013, enXco filed a notice of appeal to the Eighth Circuit. It is uncertain when the Eighth Circuit will decide this appeal.  Although Xcel Energy believes the likelihood of loss is remote based on existing case law and the U.S. District Court’s April 2013 decision, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

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

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million.  In January 2014, the United States proposed, and NSP-Minnesota accepted, an extension to the settlement agreement which will allow NSP-Minnesota to recover spent fuel storage costs through 2016. The extension does not address costs for used fuel storage after 2016; such costs could be the subject of future litigation. NSP-Minnesota received the initial $100 million payment in August 2011, the second installment of $18.6 million in March 2012, the third installment of $20.7 million in October 2012, and the fourth installment of $42.6 million in November 2013. Amounts received from the installments were subsequently credited to customers, except for approved reductions such as legal costs, customer credits still in process at Dec. 31, 2013, and amounts set aside to be credited through another regulatory mechanism.

Other Contingencies

See Note 10 for further discussion.

12.	Nuclear Obligations

Fuel Disposal — NSP-Minnesota is responsible for temporarily storing used or spent nuclear fuel from its nuclear plants.  The DOE is responsible for permanently storing spent fuel from NSP-Minnesota’s nuclear plants as well as from other U.S. nuclear plants.  NSP-Minnesota has funded its portion of the DOE’s permanent disposal program since 1981.  The fuel disposal fees are based on a charge of 0.1 cent per KWh sold to customers from nuclear generation.  In January 2014, the DOE sent its court mandated proposal to adjust the current fee to zero. The Nuclear Waste Policy Act provides that a proposal by the Secretary of Energy to adjust the fee shall be effective after a period of 90 days of continuous session unless either House of Congress adopts a resolution disapproving the Secretary’s proposed adjustment.

Fuel expense includes the DOE fuel disposal assessments of approximately $10 million in 2013, $12 million in 2012 and $11 million in 2011. In total, NSP-Minnesota had paid approximately $444.8 million to the DOE through Dec. 31, 2013.  See Note 11 — Nuclear Waste Disposal Litigation for further discussion.

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

Regulatory Plant Decommissioning Recovery — Decommissioning of NSP-Minnesota’s nuclear facilities is planned for the period from cessation of operations through at least 2091, assuming the prompt dismantlement method.  NSP-Minnesota is currently recording the costs for decommissioning over the MPUC-approved cost-recovery period.  The total decommissioning cost obligation is recorded as an ARO in accordance with the applicable accounting guidance.

Monticello received its initial operating license in 1970 and began commercial operation in 1971.  With its renewed operating license and CON for spent fuel capacity to support 20 years of extended operation, Monticello can operate until 2030.  The Monticello 20-year depreciation life extension until September 2030 was granted by the MPUC in 2007.  The Monticello dry-cask storage facility currently stores 15 of the 30 canisters authorized by the MPUC.

Prairie Island Units 1 and 2 received their initial operating license and began commercial operations in 1973 and 1974.  With its renewed operating license from the NRC, Prairie Island Units 1 and 2 can operate until 2033 and 2034, respectively.  The MPUC approved depreciation life for Prairie Island is consistent with the remaining life of the NRC approved operating license.  The Prairie Island dry-cask storage facility currently stores 35 of the 64 casks authorized by the MPUC

NSP-Minnesota previously recorded annual decommissioning accruals based on periodic site-specific cost studies and a presumed level of dedicated funding consistent with cost-recovery in utility customer rates. Cost studies quantify decommissioning costs in current dollars. This study presumed that costs will escalate in the future at a rate of 3.63 percent per year during operations and radiological portion of decommissioning and 2.63 percent during the independent spent fuel storage installation and site restoration portion of decommissioning.  The total estimated decommissioning costs that will ultimately be paid, net of income earned by the external decommissioning trust fund, is currently being accrued using an annuity approach over the approved plant-recovery period. This annuity approach uses an assumed rate of return on funding, which is an after-tax return between 4.57 percent and 5.53 percent, depending on production unit and time frame for external funding.  The net unrealized gain or loss on nuclear decommissioning investments is deferred as a regulatory asset or liability.

The total obligation for decommissioning currently is expected to be funded 100 percent by the external decommissioning trust fund, as approved by the MPUC, when decommissioning commences. The external funds are held in trust and in escrow.  The portion in escrow is subject to refund if approved by the various commissions.  In November 2012, the MPUC approved NSP-Minnesota’s most recent nuclear decommissioning study which used 2011 cost data.  The MPUC approved the use of a 60-year decommissioning scenario. This resulted in an approved annual accrual of $14.2 million for Minnesota retail customers, to be held in our external escrow fund.

As of Dec. 31, 2013, NSP-Minnesota has accumulated $1.6 billion of assets held in external decommissioning trusts.  The following table summarizes the funded status of NSP-Minnesota’s decommissioning obligation based on approved regulatory recovery parameters from the most recently approved decommissioning study.  Xcel Energy believes future decommissioning cost expense, if necessary, will continue to be recovered in customer rates.  These amounts are not those recorded in the financial statements for the ARO.

	Regulatory Basis
(Thousands of Dollars)	2013	2012
Estimated decommissioning cost obligation from most recently approved study (2011 dollars)	$2,694,079	$2,694,079
Effect of escalating costs (to 2013 and 2012 dollars, respectively, at 3.63/2.63 percent)	189,924	93,327
Estimated decommissioning cost obligation (in current dollars)	2,884,003	2,787,406
Effect of escalating costs to payment date (3.63/2.63 percent)	5,697,285	5,793,882
Estimated future decommissioning costs (undiscounted)	8,581,288	8,581,288
Effect of discounting obligation (using risk-free interest rate)	(6,215,050)	(6,243,332)
Discounted decommissioning cost obligation	$2,366,238	$2,337,956

Assets held in external decommissioning trust	$1,627,026	$1,489,542
Underfunding of external decommissioning fund compared to the discounted decommissioning obligation	$739,212	$848,414

Decommissioning expenses recognized as a result of regulation include the following components:

(Thousands of Dollars)	2013	2012	2011
Annual decommissioning recorded as depreciation expense: (a)
Externally funded	$6,402	$—	$—
Internally funded (including interest costs)	—	(1,251)	(456)
Net decommissioning expense recorded	$6,402	$(1,251)	$(456)

(a)	Decommissioning expense does not include depreciation of the capitalized nuclear asset retirement costs.

Reductions to expense for internally-funded portions in 2012 and 2011 are a direct result of the 2008 decommissioning study jurisdictional allocation and 100 percent external funding approval, effectively unwinding the remaining internal fund over the previously licensed operating life of the unit (2010 for Monticello, 2013 for Prairie Island Unit 1 and 2014 for Prairie Island Unit 2). Due to the immaterial amount remaining in the internal fund, the entire remaining amount was unwound for Prairie Island 1 and 2 in 2012. As of December 2013, there is no balance remaining in the internally funded decommissioning account.  The 2011 nuclear decommissioning filing approved in 2012 has been used for the regulatory presentation.

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

The components of regulatory assets shown on the consolidated balance sheets of NSP-Minnesota at Dec. 31, 2013 and 2012 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2013		Dec. 31, 2012
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	7	Various	$29,381	$286,088	$23,131	$367,578
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	—	198,698	—	183,572
Net AROs (c)	1, 11, 12	Plant lives	—	98,419	—	115,877
Contract valuation adjustments (b)	1, 9	Term of related contract	—	136,919	2	127,661
Conservation programs (d)	1	One to two years	38,850	36,092	41,644	46,524
Nuclear refueling outage costs	1	One to two years	86,333	36,477	56,035	22,647
Renewable resources and environmental initiatives	11	One to two years	20,323	20,187	12,777	21,228
Purchased power contracts costs	11	Term of related contract	—	38,113	—	34,971
Losses on reacquired debt	4	Term of related debt	1,928	17,296	1,927	19,224
Recoverable purchased natural gas and electric energy costs	1	One to two years	23,101	15,495	15,860	8,340
Gas pipeline inspection and remediation costs		Pending rate case	—	18,907	—	12,340
State commission adjustments	1	Plant lives	—	4,278	—	4,283
Sherco Unit 3 deferral		Twenty-one years	503	10,063	—	—
Prairie Island EPU (e)	10	Pending rate cases	—	69,668	—	67,590
Other		Various	7,048	3,504	4,847	7,840
Total regulatory assets			$207,467	$990,204	$156,223	$1,039,675

(a)
Includes $303.3 million and $330.3 million for the regulatory recognition of pension expense of which $23.2 million and $24.3 million is included in the current asset at Dec. 31, 2013 and 2012, respectively.  Also included are $2.3 million and $2.1 million of regulatory assets related to the non-qualified pension plan of which $0.3 million and $0.2 million is included in the current asset at Dec. 31, 2013 and 2012, respectively.

(b)	Includes the fair value of certain long-term purchase power agreements used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

(c)	Includes amounts recorded for future recovery of AROs, less amounts recovered through nuclear decommissioning accruals and gains from decommissioning investments.

(d)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

(e)	For the canceled Prairie Island EPU project, NSP-Minnesota plans to address recovery of incurred costs in the pending multi-year rate case.

The components of regulatory liabilities shown on the consolidated balance sheets of NSP-Minnesota at Dec. 31, 2013 and 2012 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2013		Dec. 31, 2012
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 11	Plant lives	$—	$377,716	$—	$377,107
DOE Settlement	11	One to two years	37,395	1,131	17,071	1,131
Deferred income tax adjustment	1, 6	Various	—	28,100	—	29,715
Conservation programs (b)	1	Less than one year	4,690	—	1,823	—
Investment tax credit deferrals	1, 6	Various	—	21,898	—	22,821
Contract valuation adjustments (a)	1, 9	Term of related contract	39,632	—	25,139	—
Deferred electric energy costs	1	Less than one year	6,390	—	6,424	—
Renewable resources and environmental initiatives	10, 11	Less than one year	2,499	—	256	—
Other		Various	11,189	2,154	2,446	1,697
Total regulatory liabilities			$101,795	$430,999	$53,159	$432,471

(a)	Includes the fair value of certain long-term purchase power agreements used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

(b)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

At Dec. 31, 2013 and 2012, approximately $140 million and $115 million of NSP-Minnesota’s regulatory assets represented past expenditures not currently earning a return, respectively.  This amount primarily includes Prairie Island EPU costs and recoverable purchased natural gas and electric energy costs.

14.    Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the year ended Dec. 31, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21,393)	$(99)	$(1,707)	$(23,199)
Other comprehensive gain before reclassifications	5	172	423	600
Losses reclassified from net accumulated other comprehensive loss	779	—	91	870
Net current period OCI	784	172	514	1,470
Accumulated other comprehensive gain (loss) at Dec. 31	$(20,609)	$73	$(1,193)	$(21,729)

Reclassifications from accumulated other comprehensive loss for the year ended Dec. 31, 2013 were as follows:

(Thousands of Dollars)	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Gains) losses on cash flow hedges:
Interest rate derivatives	$1,388	(a)
Vehicle fuel derivatives	(49)	(b)
Total, pre-tax	1,339
Tax benefit	(560)
Total, net of tax	779
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	340	(c)
Prior service cost	(188)	(c)
Transition obligation	2	(c)
Total, pre-tax	154
Tax benefit	(63)
Total, net of tax	91
Total amounts reclassified, net of tax	$870

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and post retirement benefit costs. See Note 7 for details regarding these benefit plans.

15.	Segments and Related Information

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

To report income from operations for regulated electric and regulated natural gas utility segments, the majority of costs are directly assigned to each segment.  However, some costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators.  A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

The accounting policies of the segments are the same as those described in Note 1.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2013
Operating revenues (a)	$4,062,440	$591,017	$26,153	$—	$4,679,610
Intersegment revenues	680	640	—	(1,320)	—
Total revenues	$4,063,120	$591,657	$26,153	$(1,320)	$4,679,610

Depreciation and amortization	$373,747	$40,163	$678	$—	$414,588
Interest charges and financing costs	162,084	11,572	154	—	173,810
Income tax expense (benefit)	183,854	17,416	(19,413)	—	181,857
Net income	338,900	29,891	24,555	—	393,346

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2012
Operating revenues (a)	$3,842,529	$471,765	$23,045	$—	$4,337,339
Intersegment revenues	532	608	—	(1,140)	—
Total revenues	$3,843,061	$472,373	$23,045	$(1,140)	$4,337,339

Depreciation and amortization	$360,224	$38,776	$432	$—	$399,432
Interest charges and financing cost	167,080	13,471	158	—	180,709
Income tax expense	161,450	9,516	4,558	—	175,524
Net income	314,853	17,389	7,899	—	340,141

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2011
Operating revenues (a)	$3,772,628	$604,723	$21,170	$—	$4,398,521
Intersegment revenues	547	535	—	(1,082)	—
Total revenues	$3,773,175	$605,258	$21,170	$(1,082)	$4,398,521

Depreciation and amortization	$342,570	$38,056	$399	$—	$381,025
Interest charges and financing cost	170,884	16,168	134	—	187,186
Income tax expense (benefit)	183,704	13,529	(5,584)	—	191,649
Net income	317,458	25,447	10,076	—	352,981

(a)
Operating revenues include $459 million, $450 million and $441 million of intercompany revenue for the years ended Dec. 31, 2013, 2012 and 2011, respectively. See Note 16 for further discussion of related party transactions by operating segment.

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2013	2012	2011
Operating revenues:
Electric	$458,633	$449,958	$440,519
Gas	97	116	98
Operating expenses:
Purchased power	68,518	65,426	68,379
Transmission expense	68,398	59,918	55,955
Other operating expenses — paid to Xcel Energy Services Inc.	387,912	345,529	351,470
Interest expense	288	333	192
Interest income	22	18	92

Accounts receivable and payable with affiliates at Dec. 31 were:

	2013		2012
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$18,584	$—	$26,632	$—
PSCo	—	18,065	—	23,214
SPS	—	3,462	—	3,820
Other subsidiaries of Xcel Energy Inc.	1,185	44,414	28	42,705
	$19,769	$65,941	$26,660	$69,739

17.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Operating revenues	$1,193,235	$1,084,845	$1,217,476	$1,183,638
Operating income	175,290	142,046	264,520	127,244
Net income	101,965	77,701	155,106	58,277

	Quarter Ended
(Thousands of Dollars)	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Operating revenues	$1,076,773	$972,536	$1,185,400	$1,102,630
Operating income	132,676	139,478	259,747	126,385
Net income	76,986	64,312	136,011	62,832

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

Internal Control Over Financial Reporting

No change in NSP-Minnesota’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting. NSP-Minnesota maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Minnesota has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level. During the year and in preparation for issuing its report for the year ended Dec. 31, 2013 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2014 Annual Meeting of Shareholders, which is incorporate

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2013.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2013, 2012 and 2011.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2013, 2012 and 2011.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2013, 2012 and 2011.
Consolidated Balance Sheets — As of Dec. 31, 2013 and 2012.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2013, 2012 and 2011.
Consolidated Statements of Capitalization — As of Dec. 31, 2013 and 2012.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2013, 2012 and 2011.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*
Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000) (Exhibit 3.01 to Form 10-12G (file no. 000-31709) dated Oct. 5, 2000).

3.02*	By-Laws of Northern States Power Co. (a Minnesota corporation) as Amended and Restated on Sept. 26, 2013 (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 000-31387)).
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

4.14*
Supplemental Trust Indenture dated as of May 1, 2013 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $400 million principal amount of 2.60 percent First Mortgage Bonds, Series due May 15, 2023. (Exhibit 4.01 to NSP-Minnesota’s Form 8-K dated May 20, 2013 (file no. 001-31387))

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

10.15*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Performance Share Agreement (Exhibit 10.25 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.16a*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.26 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.16b*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Time-Based Restricted Stock Unit Agreement (Exhibit 10.14b to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2012).

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

10.21*+
First Amendment dated Feb. 20, 2013 to the Xcel Energy Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.22*+
Fourth Amendment dated Feb. 20, 2013 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.02 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.23*+
First Amendment dated May 21, 2013 to the Xcel Energy Inc. Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.21 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.24*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Non-Qualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.25*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Long-Term Incentive Award Agreement (Exhibit 10.23 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101
The following materials from NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholder’s Equity, (vi) the Consolidated Statements of Capitalization, (vii) Notes to Consolidated Financial Statements, (viii) document and entity information, and (ix) Schedule II.

SCHEDULE II

NSP-MINNESOTA AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2013, 2012 AND 2011
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves (b)	Balance at Dec. 31
Allowance for bad debts:
2013	$20,420	$13,418	$5,190	$18,812	$20,216
2012	23,004	11,241	5,874	19,699	20,420
2011	20,996	15,936	5,833	19,761	23,004

(a)	Recovery of amounts previously written off.

(b)	Principally bad debts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 24, 2014	/s/ TERESA S. MADDEN
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

/s/ JUDY M. POFERL
Judy M. Poferl
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

NSP-Minnesota has not sent, and does not expect to send, an annual report or proxy statement to its security holder.