Form 10-Q
period 2014-03-31
NORTHERN STATES POWER CO
filed 2014-05-05
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2014
Common Stock, $0.01 par value	1,000,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2014	2013
Operating revenues
Electric, non-affiliates	$946,535	$841,176
Electric, affiliates	121,805	110,138
Natural gas	349,532	235,286
Other	6,454	6,635
Total operating revenues	1,424,326	1,193,235

Operating expenses
Electric fuel and purchased power	458,083	388,901
Cost of natural gas sold and transported	262,881	158,770
Cost of sales — other	4,127	3,575
Operating and maintenance expenses	297,581	273,280
Conservation program expenses	36,617	24,879
Depreciation and amortization	99,185	109,085
Taxes (other than income taxes)	62,160	59,455
Total operating expenses	1,220,634	1,017,945

Operating income	203,692	175,290

Other income, net	2,004	2,153
Allowance for funds used during construction — equity	5,264	10,262

Interest charges and financing costs
Interest charges — includes other financing costs of $1,593 and $1,486 respectively	47,452	45,114
Allowance for funds used during construction — debt	(2,455)	(4,589)
Total interest charges and financing costs	44,997	40,525

Income before income taxes	165,963	147,180
Income taxes	57,599	45,215
Net income	$108,364	$101,965

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2014	2013
Net income	$108,364	$101,965

Other comprehensive income (loss)

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $4 and $15, respectively	5	24

Derivative instruments:
Net fair value (decrease) increase, net of tax of $(3) and $8, respectively	(4)	5
Reclassification of losses to net income, net of tax of $134 and $135, respectively	193	193
	189	198
Marketable securities:
Net fair value increase (decrease), net of tax of $25 and $(22), respectively	37	(32)

Other comprehensive income	231	190
Comprehensive income	$108,595	$102,155

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2014	2013
Operating activities
Net income	$108,364	$101,965
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100,513	110,327
Nuclear fuel amortization	28,862	27,522
Deferred income taxes	46,792	53,338
Amortization of investment tax credits	(455)	(670)
Allowance for equity funds used during construction	(5,264)	(10,262)
Net realized and unrealized hedging and derivative transactions	3,377	(607)
Changes in operating assets and liabilities:
Accounts receivable	(141,607)	(25,251)
Accrued unbilled revenues	37,702	25,672
Inventories	71,897	33,946
Other current assets	(30,263)	(23,131)
Accounts payable	(21,756)	11,242
Net regulatory assets and liabilities	23,282	19,685
Other current liabilities	10,783	38,294
Pension and other employee benefit obligations	(51,582)	(69,407)
Change in other noncurrent assets	33,347	17,652
Change in other noncurrent liabilities	(18,709)	(3,900)
Net cash provided by operating activities	195,283	306,415

Investing activities
Utility capital/construction expenditures	(323,448)	(376,588)
Proceeds from insurance recoveries	4,260	23,500
Allowance for equity funds used during construction	5,264	10,262
Purchases of investments in external decommissioning fund	(229,548)	(586,239)
Proceeds from the sale of investments in external decommissioning fund	227,901	584,948
Investments in utility money pool arrangement	—	(20,000)
Repayments from utility money pool arrangement	—	20,000
Other, net	(1,077)	(2,284)
Net cash used in investing activities	(316,648)	(346,401)

Financing activities
Repayments of short-term borrowings, net	(1,000)	(176,000)
Borrowings under utility money pool arrangement	273,000	238,000
Repayments under utility money pool arrangement	(157,000)	(58,000)
Proceeds from issuance of long-term debt	—	52
Capital contributions from parent	95,000	120,000
Dividends paid to parent	(58,752)	(58,757)
Net cash provided by financing activities	151,248	65,295

Net change in cash and cash equivalents	29,883	25,309
Cash and cash equivalents at beginning of period	42,920	28,842
Cash and cash equivalents at end of period	$72,803	$54,151

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(63,766)	$(61,296)
Cash (paid) received for income taxes, net	(11,010)	31,362
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$126,685	$120,689

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2014	Dec. 31, 2013
Assets
Current assets
Cash and cash equivalents	$72,803	$42,920
Accounts receivable, net	424,823	284,532
Accounts receivable from affiliates	21,085	19,769
Accrued unbilled revenues	217,710	255,412
Inventories	208,018	279,915
Regulatory assets	239,876	207,467
Derivative instruments	54,248	66,726
Deferred income taxes	65,021	80,095
Prepayments and other	125,144	118,036
Total current assets	1,428,728	1,354,872

Property, plant and equipment, net	10,712,957	10,589,522

Other assets
Nuclear decommissioning fund and other investments	1,692,801	1,655,356
Regulatory assets	960,543	990,204
Derivative instruments	21,959	36,881
Other	34,469	68,060
Total other assets	2,709,772	2,750,501
Total assets	$14,851,457	$14,694,895

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$14	$2
Short-term debt	130,000	131,000
Borrowings under utility money pool arrangement	150,000	34,000
Accounts payable	414,971	554,265
Accounts payable to affiliates	76,262	65,941
Regulatory liabilities	100,091	101,795
Taxes accrued	242,172	195,734
Accrued interest	40,242	59,846
Dividends payable to parent	59,740	58,752
Derivative instruments	12,927	13,066
Other	109,595	104,544
Total current liabilities	1,336,014	1,318,945

Deferred credits and other liabilities
Deferred income taxes	2,274,247	2,253,915
Deferred investment tax credits	28,747	29,202
Regulatory liabilities	438,871	430,999
Asset retirement obligations	1,754,875	1,732,763
Derivative instruments	144,194	151,651
Pension and employee benefit obligations	255,691	307,282
Other	105,253	100,614
Total deferred credits and other liabilities	5,001,878	5,006,426

Commitments and contingencies
Capitalization
Long-term debt	3,888,916	3,888,730
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at March 31, 2014 and Dec. 31, 2013, respectively	10	10
Additional paid in capital	2,961,603	2,866,603
Retained earnings	1,684,534	1,635,910
Accumulated other comprehensive loss	(21,498)	(21,729)
Total common stockholder’s equity	4,624,649	4,480,794
Total liabilities and equity	$14,851,457	$14,694,895
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2014 and Dec. 31, 2013; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2014 and 2013; and its cash flows for the three months ended March 31, 2014 and 2013. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2014 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2013 balance sheet information has been derived from the audited 2013 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013, filed with the SEC on Feb. 24, 2014. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently issued accounting pronouncements that have been adopted in the current period did not materially impact the consolidated financial statements, and no material impact is expected from accounting pronouncements issued and pending implementation.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2014	Dec. 31, 2013
Accounts receivable, net
Accounts receivable	$446,179	$304,748
Less allowance for bad debts	(21,356)	(20,216)
	$424,823	$284,532

(Thousands of Dollars)	March 31, 2014	Dec. 31, 2013
Inventories
Materials and supplies	$145,905	$144,140
Fuel	56,061	81,971
Natural gas	6,052	53,804
	$208,018	$279,915

(Thousands of Dollars)	March 31, 2014	Dec. 31, 2013
Property, plant and equipment, net
Electric plant	$13,579,169	$13,530,767
Natural gas plant	1,097,599	1,092,314
Common and other property	504,720	503,168
Construction work in progress	1,032,567	902,820
Total property, plant and equipment	16,214,055	16,029,069
Less accumulated depreciation	(5,823,092)	(5,783,658)
Nuclear fuel	2,193,544	2,186,799
Less accumulated amortization	(1,871,550)	(1,842,688)
	$10,712,957	$10,589,522

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 6 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Tax Loss Carryback Claims — In 2012 and 2013, NSP-Minnesota identified certain expenses related to 2009, 2010, 2011 and 2013 that qualify for an extended carryback beyond the typical two-year carryback period. As a result of a higher tax rate in prior years, NSP-Minnesota recognized a tax benefit of approximately $15 million in 2012 and $12 million in 2013.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2014, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $10 million of income tax expense for the 2009 through 2011 claims and the anticipated claim for 2013. Xcel Energy is continuing to work through the audit process, but the outcome and timing of a resolution is uncertain.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2014, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2014	Dec. 31, 2013
Unrecognized tax benefit — Permanent tax positions	$5.5	$8.5
Unrecognized tax benefit — Temporary tax positions	16.4	16.7
Total unrecognized tax benefit	$21.9	$25.2

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2014	Dec. 31, 2013
NOL and tax credit carryforwards	$(12.5)	$(12.4)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $6 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2014 and Dec. 31, 2013 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2014 or Dec. 31, 2013.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Minnesota 2014 Multi-Year Electric Rate Case — In November 2013, NSP-Minnesota filed a two-year electric rate case with the MPUC. The rate case is based on a requested return on equity (ROE) of 10.25 percent, a 52.5 percent equity ratio, a 2014 average electric rate base of $6.67 billion and an additional average rate base of $412 million in 2015.

The NSP-Minnesota electric rate case reflects an overall increase in revenues of approximately $193 million or 6.9 percent in 2014 and an additional $98 million or 3.5 percent in 2015. The request includes a proposed rate moderation plan for 2014 and 2015. After reflecting interim rate adjustments, NSP-Minnesota is requesting a rate increase of $127 million or 4.6 percent in 2014 and an incremental rate increase of $164 million or 5.6 percent in 2015.

NSP-Minnesota’s moderation plan includes the acceleration of the eight-year amortization of the excess depreciation reserve which the MPUC approved in NSP-Minnesota’s last electric rate case and the use of expected funds from the U.S. Department of Energy (DOE) for settlement of certain claims. These DOE refunds would be in excess of amounts needed to fund NSP-Minnesota’s decommissioning expense. The interim rate adjustments are primarily associated with ROE, Monticello life cycle management (LCM)/extended power uprate (EPU) project costs and NSP-Minnesota’s request to amortize amounts associated with the canceled Prairie Island EPU project. NSP-Minnesota may file a petition for deferred accounting regarding these Monticello costs later in 2014.

The rate request, moderation plan, interim rate adjustments, customer bill impacts and certain impacts on expenses are detailed in the table below:

(Millions of Dollars)	2014	Percentage Increase	2015	Percentage Increase
Pre-moderation deficiency	$274		$81
Moderation change compared to prior year:
Depreciation reserve	(81)		53
DOE settlement proceeds	—		(36)
Filed rate request	193	6.9%	98	3.5%
Interim rate adjustments	(66)		66
Impact on customer bill	127	4.6%	164	5.6%
Potential expense deferral	16		—
Depreciation expense - reduction/(increase)	81		(46)
Recognition of DOE settlement proceeds	—		36
Pre-tax impact on operating income	$224		$154

In December 2013, the MPUC approved interim rates of $127 million effective Jan. 3, 2014, subject to refund. The MPUC determined that the costs of Sherco Unit 3 would be allowed in interim rates, and that NSP-Minnesota’s request to accelerate the depreciation reserve amortization was a permissible adjustment to its interim rate request.

The next steps in the procedural schedule are expected to be as follows:

•	Direct Testimony — June 5, 2014;

•	Rebuttal Testimony — July 7, 2014;

•	Surrebuttal Testimony — Aug. 4, 2014;

•	Evidentiary Hearing — Aug. 11-18, 2014;

•	Reply Brief — Oct. 14, 2014; and

•	Administrative Law Judge (ALJ) Report — Dec. 22, 2014.

A final MPUC decision is anticipated in March 2015.

NSP-Minnesota Nuclear Project Prudence Investigation — The MPUC has initiated an investigation to determine whether the costs in excess of the $320 million included in the certificate of need (CON) for NSP-Minnesota’s Monticello LCM/EPU project were prudent. The final costs for the Monticello LCM/EPU project were approximately $665 million.

In October 2013, NSP-Minnesota filed a report to further support the change and prudence of the incurred costs. The filing indicated the increase in costs was primarily attributable to three factors: (1) the original estimate was based on a high level conceptual design and the project scope increased as the actual conditions of the plant were incorporated into the design; (2) implementation difficulties, including the amount of work that occurred in confined and radioactive or electrically sensitive spaces and NSP-Minnesota’s and its vendors’ ability to attract and retain experienced workers; and (3) additional Nuclear Regulatory Commission (NRC) licensing related requests over the five-plus year application process. NSP-Minnesota has provided information that the cost deviation is in line with similar upgrade projects undertaken by other utilities and the project remains economically beneficial to customers. NSP-Minnesota has received all necessary licenses from the NRC for the Monticello EPU, and has begun the process to comply with the license requirements for higher power levels, subject to NRC oversight and review.

At the direction of the MPUC, the Minnesota Department of Commerce (DOC) has retained a consultant to assist in their review. The consultant, Global Energy and Water Consulting, LLC is covering the cost split between LCM and EPU; reasons for the cost increases; project management and oversight; and the prudence of scope changes among others. The results and any recommendations from the conclusion of this prudence proceeding are expected to be considered by the MPUC in NSP-Minnesota’s 2014 Minnesota electric rate case. The next steps in the procedural schedule are expected to be as follows:

•	Direct Testimony — July 2, 2014;

•	Rebuttal Testimony — Aug. 26, 2014;

•	Surrebuttal Testimony — Sept. 19, 2014;

•	Hearing — Sept. 29 - Oct. 3, 2014;

•	Reply Brief — Nov. 21, 2014; and

•	ALJ Report — Dec. 31, 2014.

A final MPUC decision is anticipated in the first quarter of 2015.

Recently Concluded Regulatory Proceedings — North Dakota Public Service Commission (NDPSC)

North Dakota 2013 Electric Rate Case — In December 2012, NSP-Minnesota filed a request with the NDPSC to increase annual retail electric rates approximately $16.9 million, or 9.25 percent. The rate filing was based on a 2013 forecast test year, a requested ROE of 10.6 percent, an electric rate base of approximately $377.6 million and an equity ratio of 52.56 percent. In January 2013, the NDPSC approved an interim electric increase of $14.7 million, effective Feb. 16, 2013, subject to refund.

In February 2014, the NDPSC approved a four-year rate plan settlement. The approved plan will provide increased revenues of approximately $7.4 million, $9.4 million and $10.1 million, an annual rate increase of 4.9 percent for 2013, 2014 and 2015 respectively, with no increase in 2016. Additionally, the rate plan includes a gradually increasing ROE of 9.75, 10.0, 10.0 and 10.25 percent for 2013 through 2016, respectively. Final rates for 2013 and the 2014 rate increase went into effect May 1, 2014. The 2015 rate increase will take effect Jan. 1, 2015.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013 appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

Purchased Power Agreements (PPAs)

Under certain PPAs, NSP-Minnesota purchases power from independent power producing entities for which NSP-Minnesota is required to reimburse natural gas or biomass fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated independent power producing entity.

NSP-Minnesota had approximately 1,069 megawatts (MW) of capacity under long-term purchased power agreements as of March 31, 2014 and Dec. 31, 2013 with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through the year 2028.

Guarantees — Under certain railcar lease agreements accounted for as operating leases, NSP-Minnesota guarantees the lessor’s proceeds from sale of the leased assets at the end of the lease term will at least equal the guaranteed residual value. The guarantees issued by NSP-Minnesota limit their exposure to a maximum amount stated in the guarantees; however, NSP-Minnesota expects sale proceeds to exceed the guaranteed amounts. These lease agreements expire in 2014 and 2019.

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	March 31, 2014	Dec. 31, 2013
Guarantees issued and outstanding	$8.1	$9.2

Environmental Contingencies

Environmental Requirements

Water and waste
Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In June 2013, the U.S. Environmental Protection Agency (EPA) published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. The final rule is now expected in September 2015. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017 but no later than July 2022. The impact of this rule on NSP-Minnesota is uncertain at this time.

Federal CWA Section 316 (b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. In 2011, the EPA published the proposed rule that sets standards for minimization of aquatic species impingement, but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office. A final rule is anticipated in May 2014. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the uncertainty of the final regulatory requirements.

NSP-Minnesota submitted its Black Dog CWA compliance plan for the Minnesota Pollution Control Agency’s (MPCA) review and approval in 2010. The MPCA is currently reviewing the proposal in consultation with the EPA.

Air
Cross-State Air Pollution Rule (CSAPR) — In 2011, the EPA issued the CSAPR to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States, including Minnesota. The CSAPR would set more stringent requirements than the proposed Clean Air Transport Rule. The rule would also create an emissions trading program.

In August 2012, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Court held that the EPA’s rule design did not violate the Clean Air Act and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that will now need to be considered on remand. Because it is not yet known how the litigation over the remaining issues will be resolved, it is not yet known what requirements may be imposed in the future, or their timing.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. The CAIR does not currently apply to Minnesota.

Regional Haze Rules — In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze state implementation plan (SIP), Minnesota identified the NSP-Minnesota facilities that will have to reduce SO2, NOx and PM emissions under BART and set emissions limits for those facilities.

In 2009, the MPCA approved a SIP and submitted it to the EPA for approval. The MPCA’s source-specific BART limits for Sherco Units 1 and 2 require combustion controls for NOx and scrubber upgrades for SO2. The MPCA concluded selective catalytic reduction (SCRs) should not be required because the minor visibility benefits derived from SCRs do not outweigh the substantial costs. The combustion controls have been installed and the scrubber upgrades, to be completed by January 2015, are underway. These emission controls are projected to cost approximately $50 million, of which $42.5 million has already been spent. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

After the CSAPR was adopted in 2011, the MPCA supplemented its SIP, determining that CSAPR meets BART requirements, but also implementing its source-specific BART determination for Sherco Units 1 and 2 from the 2009 SIP. In June 2012, the EPA approved the SIP for electric generating units and also approved the source-specific emission limits for Sherco Units 1 and 2 as strengthening the SIP, but avoided characterizing them as BART limits.

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA’s approval of the Minnesota SIP to the U.S. Court of Appeals for the Eighth Circuit. NSP-Minnesota and other regulated parties were denied intervention. In June 2013, the Court ordered this case to be held in abeyance until the U.S. Supreme Court decides on the CSAPR. It is not yet known how the U.S. Supreme Court’s April 2014 decision on the CSAPR will impact the Eighth Circuit’s proceedings on the SIP. If this litigation ultimately results in further EPA proceedings concerning the SIP, such proceedings may consider whether SCRs should be required for Sherco Units 1 and 2.

Reasonably Attributable Visibility Impairment (RAVI) — Additional visibility rules relate to a program called the RAVI program. In 2009, the U.S. Department of the Interior (DOI) certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from Sherco Units 1 and 2. The EPA is required to make its own determination as to whether Sherco Units 1 and 2 cause or contribute to RAVI and, if so, whether the level of controls required by the MPCA is appropriate. The EPA has stated it plans to issue a separate notice on the issue of BART for Sherco Units 1 and 2 under the RAVI program. It is not yet known when the EPA will publish a proposal under RAVI or what that proposal will entail.

In December 2012, a lawsuit against the EPA was filed in the U.S. District Court for the District of Minnesota by the following organizations: National Parks Conservation Association, Minnesota Center for Environmental Advocacy, Friends of the Boundary Waters Wilderness, Voyageurs National Park Association, Fresh Energy and Sierra Club. The lawsuit alleges the EPA has failed to perform a nondiscretionary duty to determine BART for Sherco Units 1 and 2 under the RAVI program. The EPA filed an answer denying the allegations. The Court denied NSP-Minnesota’s motion to intervene in July 2013. NSP-Minnesota appealed this decision to the U.S. Court of Appeals for the Eighth Circuit. Oral arguments were held in March 2014. The court is expected to issue an opinion in the next few months.

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

Biomass Fuel Handling Reimbursement — NSP-Minnesota has a PPA through which it procures energy from Fibrominn, LLC (Fibrominn). Under this agreement, NSP-Minnesota is charged for certain costs of transporting biomass fuels that are delivered to Fibrominn’s generation facility. Fibrominn has demanded that NSP-Minnesota provide additional cost reimbursement for the period from September 2007 through March 2014, totaling approximately $19 million. NSP-Minnesota has evaluated Fibrominn’s claim and based on the terms of the PPA with Fibrominn and its current understanding of the facts, NSP-Minnesota disputes the validity of Fibrominn’s claim, on the ground that, among other things, it seeks to impose contractual obligations on NSP-Minnesota that are neither supported by the terms nor the intent of the PPA. NSP-Minnesota has concluded that a loss is reasonably possible with respect to this matter; however, given the surrounding uncertainties, NSP-Minnesota is currently unable to determine the amount of reasonably possible loss. If a loss were sustained, NSP-Minnesota would attempt to recover these fuel-related costs. No accrual has been recorded for this matter.

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

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million. In January 2014, the United States proposed, and NSP-Minnesota accepted, an extension to the settlement agreement which will allow NSP-Minnesota to recover spent fuel storage costs through 2016. The extension does not address costs for used fuel storage after 2016; such costs could be the subject of future litigation. NSP-Minnesota has received a total of $181.9 million of settlement proceeds as of March 31, 2014. Amounts received from the installments will be subsequently credited to customers, except for approved reductions such as legal costs and amounts set aside to be credited through another regulatory mechanism.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$250	$250
Amount outstanding at period end	150	34
Average amount outstanding	47	42
Maximum amount outstanding	150	211
Weighted average interest rate, computed on a daily basis	0.21%	0.14%
Weighted average interest rate at period end	0.21	0.25

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$500	$500
Amount outstanding at period end	130	131
Average amount outstanding	249	97
Maximum amount outstanding	397	347
Weighted average interest rate, computed on a daily basis	0.25%	0.34%
Weighted average interest rate at period end	0.24	0.25

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2014 and Dec. 31, 2013, there were $18.9 million and $15.9 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2014, NSP-Minnesota had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$500.0	$148.9	$351.1

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2014 and Dec. 31, 2013.

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

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds, international equity funds, private equity investments and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per-share market value. The investments in commingled funds and international equity funds may be redeemed for net asset value with proper notice. Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity. Based on NSP-Minnesota’s evaluation of its redemption rights, fair value measurements for private equity and real estate investments have been assigned a Level 3.

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments purchased from Midcontinent Independent Transmission System Operator, Inc. (MISO), PJM Interconnection, LLC (PJM), Electric Reliability Council of Texas, Southwest Power Pool, Inc. (SPP) and New York Independent System Operator, generally referred to as financial transmission rights (FTRs). FTRs purchased from a regional transmission organization (RTO) are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. NSP-Minnesota’s valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

Unrealized gains for the nuclear decommissioning fund were $258.6 million and $240.3 million at March 31, 2014 and Dec. 31, 2013, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $45.8 million and $58.5 million at March 31, 2014 and Dec. 31, 2013, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements, in the nuclear decommissioning fund, at March 31, 2014 and Dec. 31, 2013:

	March 31, 2014
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$15,854	$15,854	$—	$—	$15,854
Commingled funds	476,011	—	483,409	—	483,409
International equity funds	78,812	—	82,710	—	82,710
Private equity investments	60,912	—	—	73,801	73,801
Real estate	49,224	—	—	62,954	62,954
Debt securities:
Government securities	34,176	—	28,822	—	28,822
U.S. corporate bonds	78,362	—	81,827	—	81,827
International corporate bonds	15,223	—	15,685	—	15,685
Municipal bonds	261,106	—	260,044	—	260,044
Equity securities:
Common stock	380,896	558,289	—	—	558,289
Total	$1,450,576	$574,143	$952,497	$136,755	$1,663,395

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $29.4 million of miscellaneous investments.

	Dec. 31, 2013
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33,281	$33,281	$—	$—	$33,281
Commingled funds	457,986	—	452,227	—	452,227
International equity funds	78,812	—	81,671	—	81,671
Private equity investments	52,143	—	—	62,696	62,696
Real estate	45,564	—	—	57,368	57,368
Debt securities:
Government securities	34,304	—	27,628	—	27,628
U.S. corporate bonds	80,275	—	83,538	—	83,538
International corporate bonds	15,025	—	15,358	—	15,358
Municipal bonds	241,112	—	232,016	—	232,016
Equity securities:
Common stock	406,695	581,243	—	—	581,243
Total	$1,445,197	$614,524	$892,438	$120,064	$1,627,026

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $28.3 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three months ended March 31, 2014 and 2013:

(Thousands of Dollars)	Jan. 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Assets	Transfers Out of Level 3	March 31, 2014
Private equity investments	$62,696	$8,769	$—	$2,336	$—	$73,801
Real estate	57,368	3,660	—	1,926	—	62,954
Total	$120,064	$12,429	$—	$4,262	$—	$136,755

(Thousands of Dollars)	Jan. 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Assets	Transfers Out of Level 3(a)	March 31, 2013
Private equity investments	$33,250	$1,256	$—	$—	$—	$34,506
Real estate	39,074	4,786	(4,299)	845	—	40,406
Asset-backed securities	2,067	—	—	—	(2,067)	—
Mortgage-backed securities	30,209	—	—	—	(30,209)	—
Total	$104,600	$6,042	$(4,299)	$845	$(32,276)	$74,912

(a)	Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at March 31, 2014:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$28,822	$28,822
U.S. corporate bonds	311	15,816	64,341	1,359	81,827
International corporate bonds	—	3,762	11,923	—	15,685
Municipal bonds	3,088	25,410	38,770	192,776	260,044
Debt securities	$3,399	$44,988	$115,034	$222,957	$386,378

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

At March 31, 2014, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

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

Commodity Derivatives — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale, FTRs and vehicle fuel.

At March 31, 2014, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2014 and 2013.

At March 31, 2014, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at March 31, 2014 and Dec. 31, 2013:

(Amounts in Thousands) (a)(b)	March 31, 2014	Dec. 31, 2013
Megawatt hours of electricity	28,381	52,107
Million British thermal units of natural gas	—	2,470
Gallons of vehicle fuel	238	265

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended March 31, 2014 and 2013 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended March 31, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$342	(a)	$—		$—
Vehicle fuel and other commodity	(7)	—	(15)	(b)	—		—
Total	$(7)	$—	$327		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(2,253)	(c)
Electric commodity	—	4,899	—		(17,926)	(d)	—
Natural gas commodity	—	7,901	—		(9,306)	(e)	(580)	(e)
Total	$—	$12,800	$—		$(27,232)		$(2,833)

	Three Months Ended March 31, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$342	(a)	$—		$—
Vehicle fuel and other commodity	13	—	(14)	(b)	—		—
Total	$13	$—	$328		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,776	(c)
Electric commodity	—	6,419	—		(15,229)	(d)	—
Natural gas commodity	—	2	—		—		—
Total	$—	$6,421	$—		$(15,229)		$2,776

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2014 and 2013. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At March 31, 2014, seven of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $21.0 million or 25 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. The remaining three significant counterparties, comprising $10.3 million or 12 percent of this credit exposure, were not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale (NPNS) contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. At March 31, 2014 and Dec. 31, 2013, no derivative instruments in a liability position would have required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2014 and Dec. 31, 2013.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2014:

	March 31, 2014
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$32	$—	$32	$—	$32
Other derivative instruments:
Commodity trading	—	19,827	944	20,771	(5,917)	14,854
Electric commodity	—	—	16,207	16,207	(265)	15,942
Total current derivative assets	$—	$19,859	$17,151	$37,010	$(6,182)	30,828
PPAs (a)						23,420
Current derivative instruments						$54,248
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$10	$—	$10	$—	$10
Other derivative instruments:
Commodity trading	—	15,718	1,932	17,650	(407)	17,243
Total noncurrent derivative assets	$—	$15,728	$1,932	$17,660	$(407)	17,253
PPAs (a)						4,706
Noncurrent derivative instruments						$21,959
Current derivative liabilities
Derivatives designated as cash flow hedges:
Other derivative instruments:
Commodity trading	$—	$10,875	$392	$11,267	$(11,267)	$—
Electric commodity	—	—	265	265	(265)	—
Total current derivative liabilities	$—	$10,875	$657	$11,532	$(11,532)	—
PPAs (a)						12,927
Current derivative instruments						$12,927
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$1,707	$—	$1,707	$(1,596)	$111
Total noncurrent derivative liabilities	$—	$1,707	$—	$1,707	$(1,596)	111
PPAs (a)						144,083
Noncurrent derivative instruments						$144,194

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2014. At March 31, 2014, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $6.5 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2013:

	Dec. 31, 2013
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$48	$—	$48	$—	$48
Other derivative instruments:
Commodity trading	—	17,854	1,167	19,021	(6,718)	12,303
Electric commodity	—	—	30,692	30,692	(1,723)	28,969
Natural gas commodity	$—	$1,986	$—	$1,986	$—	1,986
Total current derivative assets	$—	$19,888	$31,859	$51,747	$(8,441)	43,306
PPAs (a)						23,420
Current derivative instruments						$66,726
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$16	$—	$16	$(16)	$—
Other derivative instruments:
Commodity trading	—	32,074	3,395	35,469	(9,071)	26,398
Total noncurrent derivative assets	$—	$32,090	$3,395	$35,485	$(9,087)	26,398
PPAs (a)						10,483
Noncurrent derivative instruments						$36,881
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$8,108	$1,804	$9,912	$(9,912)	$—
Electric commodity	—	—	1,723	1,723	(1,723)	—
Total current derivative liabilities	$—	$8,108	$3,527	$11,635	$(11,635)	—
PPAs (a)						13,066
Current derivative instruments						$13,066
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$14,382	$—	$14,382	$(10,137)	$4,245
Total noncurrent derivative liabilities	$—	$14,382	$—	$14,382	$(10,137)	4,245
PPAs (a)						147,406
Noncurrent derivative instruments						$151,651

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

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31
(Thousands of Dollars)	2014	2013
Balance at Jan. 1	$31,727	$16,649
Purchases	—	—
Settlements	(52,708)	(12,449)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	999	(62)
Gains recognized as regulatory assets and liabilities	38,408	3,504
Balance at March 31	$18,426	$7,642

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2014 and 2013.

Fair Value of Long-Term Debt

As of March 31, 2014 and Dec. 31, 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2014		Dec. 31, 2013
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,888,930	$4,258,313	$3,888,732	$4,099,745

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2014 and Dec. 31, 2013, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2014	2013
Interest income	$2,709	$3,398
Other nonoperating income	368	277
Insurance policy expense	(1,073)	(1,522)
Other income, net	$2,004	$2,153

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2014
Operating revenues (a)(b)	$1,068,340	$349,532	$6,454	$—	$1,424,326
Intersegment revenues	164	276	—	(440)	—
Total revenues	$1,068,504	$349,808	$6,454	$(440)	$1,424,326
Net income	$78,255	$27,059	$3,050	$—	$108,364

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2013
Operating revenues (a)(b)	$951,314	$235,286	$6,635	$—	$1,193,235
Intersegment revenues	135	145	—	(280)	—
Total revenues	$951,449	$235,431	$6,635	$(280)	$1,193,235
Net income	$69,998	$21,138	$10,829	$—	$101,965

(a)	Operating revenues include $122 million and $110 million of intercompany electric revenue for the three months ended March 31, 2014 and 2013, respectively.

(b)	Operating revenues include an immaterial amount of intercompany gas revenue for the three months ended March 31, 2014 and 2013, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,425	$8,292	$47	$30
Interest cost	11,827	10,934	1,248	1,225
Expected return on plan assets	(15,730)	(15,788)	(75)	(104)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credit)	234	514	(759)	(759)
Amortization of net loss	11,196	13,247	854	1,318
Net periodic benefit cost	14,952	17,199	1,315	1,718
Costs not recognized due to the effects of regulation	(7,759)	(6,772)	—	—
Net benefit cost recognized for financial reporting	$7,193	$10,427	$1,315	$1,718

In January 2014, contributions of $130.0 million were made across three of Xcel Energy’s pension plans, of which $52.1 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2014.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive gain (loss), net of tax, for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive gain (loss) at Jan. 1	$(20,609)	$73	$(1,193)	$(21,729)
Other comprehensive gain (loss) before reclassifications	(4)	37	—	33
Losses reclassified from net accumulated other comprehensive loss	193	—	5	198
Net current period other comprehensive income	189	37	5	231
Accumulated other comprehensive gain (loss) at March 31	$(20,420)	$110	$(1,188)	$(21,498)

	Three Months Ended March 31, 2013
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21,393)	$(99)	$(1,707)	$(23,199)
Other comprehensive gain (loss) before reclassifications	5	(32)	—	(27)
Losses reclassified from net accumulated other comprehensive loss	193	—	24	217
Net current period other comprehensive income (loss)	198	(32)	24	190
Accumulated other comprehensive loss at March 31	$(21,195)	$(131)	$(1,683)	$(23,009)

Reclassifications from accumulated other comprehensive gain (loss) for the three months ended March 31, 2014 and 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Gain (Loss)
(Thousands of Dollars)	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$342	(a)	$342	(a)
Vehicle fuel derivatives	(15)	(b)	(14)	(b)
Total, pre-tax	327		328
Tax benefit	(134)		(135)
Total, net of tax	193		193
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	58	(c)	85	(c)
Prior service credit	(49)	(c)	(47)	(c)
Transition obligation	—	(c)	1	(c)
Total, pre-tax	9		39
Tax benefit	(4)		(15)
Total, net of tax	5		24
Total amounts reclassified, net of tax	$198		$217

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2013, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

Results of Operations

NSP-Minnesota’s net income was approximately $108.4 million for the three months ended March 31, 2014, compared with approximately $102.0 million for the same period in 2013. Colder weather, final electric rate increases in North Dakota and interim electric rates in Minnesota (subject to refund) were offset by higher O&M expenses and lower allowance for funds used during construction (AFUDC). In addition, results for the first quarter of 2013 reflect interim rates in Minnesota, which were recorded at a level higher than the final rates implemented later in 2013.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin. The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2014	2013
Electric revenues	$1,068	$951
Electric fuel and purchased power	(458)	(389)
Electric margin	$610	$562

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2014 vs. 2013
Fuel and purchased power cost recovery	$42
Retail rate increases (a)	17
Trading revenue	15
Estimated impact of weather	13
Transmission revenue	12
Interchange revenues from NSP-Wisconsin	12
Conservation program revenue (offset by expenses)	11
Retail sales growth (excluding weather impact)	3
Other, net	(8)
Total increase in electric revenues	$117

Electric Margin

(Millions of Dollars)	2014 vs. 2013
Retail rate increases (a)	$17
Estimated impact of weather	13
Conservation program revenue (offset by expenses)	11
Transmission revenue, net of costs	5
Retail sales growth (excluding weather impact)	3
Other, net	(1)
Total increase in electric margin	$48

(a)
The retail rate increases include final rates in North Dakota and interim rates in Minnesota (subject to refund). See Note 5 to the consolidated financial statements for further discussion of rates and regulation.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2014	2013
Natural gas revenues	$350	$235
Cost of natural gas sold and transported	(263)	(159)
Natural gas margin	$87	$76

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2014 vs. 2013
Purchased natural gas adjustment clause recovery	$101
Estimated impact of weather	7
Conservation program revenue (offset by expenses) and incentives	2
Retail sales growth	1
Other, net	4
Total increase in natural gas revenues	$115

Natural Gas Margin

(Millions of Dollars)	2014 vs. 2013
Estimated impact of weather	$7
Conservation program revenue (offset by expenses) and incentives	2
Retail sales growth	1
Other, net	1
Total increase in natural gas margin	$11

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $24.3 million, or 8.9 percent, for the three months ended March 31, 2014 compared with the same period in 2013. The increase in O&M expenses for the first quarter reflects timing issues and overall increases in expense levels, as summarized in the table below for the three months ended March 31:

(Millions of Dollars)	2014 vs. 2013
Nuclear plant operations and amortization	$12
Electric and gas distribution expenses	4
Transmission costs	1
Generation costs	1
Other, net	6
Total increase in O&M expenses	$24

•	Nuclear cost increases were related to the amortization of prior outages and initiatives designed to improve the operational efficiencies of the plants; and

•	Electric and gas distribution expenses were primarily driven by increased maintenance activities attributable to weather and storm related costs, vegetation management and repairs.

Conservation Program Expenses — Conservation program expenses increased $11.7 million, or 47.2 percent, for the three months ended March 31, 2014 compared with the same period in 2013. The higher expenses were primarily attributable to higher rider rates and higher volume for recovery of electric conservation program expenses. Conservation costs are recovered from customers and expensed on a kilowatt hour basis, so increased sales due to cold winter temperatures or hot summer temperatures will increase revenue and expense. Conservation program expenses are generally recovered concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense decreased $9.9 million, or 9.1 percent, for the three months ended March 31, 2014 compared with the same period in 2013. As part of the 2013 and pending 2014 Minnesota electric rate cases, depreciation expense during the first quarter of 2014 was reduced by $31.3 million, and reflects the acceleration of the amortization of the excess depreciation reserve. This decrease was partially offset by depreciation and amortization associated with normal system expansion. See Note 5 to the consolidated financial statements for further discussion of the Minnesota 2014 Multi-Year Electric Rate Case.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $2.7 million, or 4.5 percent, for the three months ended March 31, 2014 compared with the same period in 2013. The increase was due to higher property taxes primarily in Minnesota.

AFUDC, Equity and Debt — AFUDC decreased $7.1 million for the three months ended March 31, 2014 compared with the same period in 2013. The decrease was primarily due to the Monticello EPU and Prairie Island Unit 2 Steam Generator projects which went into service in 2013.

Interest Charges — Interest charges increased $2.3 million, or 5.2 percent, for the three months ended March 31, 2014 compared with the same period in 2013. The increase was primarily due to higher long-term debt levels. This was partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense increased $12.4 million for the three months ended March 31, 2014 compared with the same period in 2013. The increase in income tax expense was primarily due to higher pre-tax earnings in 2014, increased permanent plant-related adjustments in 2013, recognition of research and experimentation credits in 2013 due to the passage of the American Taxpayer Relief Act and a tax benefit for a carryback claim related to 2013. These were partially offset by the successful resolution of a 2010-2011 IRS audit issue in 2014.

The ETR was 34.7 percent for the three months ended March 31, 2014 compared with 30.7 percent for the same period in 2013. The lower ETR for 2013 was primarily due to the adjustments referenced above.

Public Utility Regulation

NSP System Resource Plans — In March 2013, the MPUC approved NSP-Minnesota’s Resource Plan and ordered a competitive acquisition process with the goal of adding approximately 500 MW of generation to the NSP System by 2019.

In September 2013, NSP-Minnesota recommended a self-build, 215 MW natural gas combustion turbine at its Black Dog site and a PPA with either Calpine’s Mankato combined cycle natural gas project or Invenergy’s Cannon Falls combustion turbine natural gas project. In October 2013, the DOC recommended the MPUC approve NSP-Minnesota’s proposal.

In December 2013, the ALJ recommended the MPUC select a combination of a 100 MW solar proposal by Geronimo Energy, LLC and capacity credits offered by Great River Energy.

At a hearing in March 2014, the MPUC appeared to favor the Geronimo Energy (solar) proposal and instructed NSP-Minnesota to negotiate PPAs. In addition, the MPUC directed NSP-Minnesota to negotiate PPAs with Calpine (combined cycle) and Invenergy (combustion turbine) and develop pricing for the Black Dog site. NSP-Minnesota is awaiting a written order. A MPUC decision is anticipated in late 2014. The next Minnesota resource plan is expected to be filed in January 2015.

In early 2013, NSP-Minnesota also issued a request for proposal (RFP) for wind generation and subsequently sought commission approval for four wind projects.

•	A 200 MW ownership project for the Pleasant Valley wind farm in Minnesota;

•	A 150 MW ownership project for the Border Winds wind farm in North Dakota;

•	A 200 MW PPA with Geronimo Energy, LLC for the Odell wind farm in Minnesota; and

•	A 200 MW PPA with Geronimo Energy, LLC for the Courtenay wind farm in North Dakota.

In October 2013, the MPUC approved the four wind projects. In 2014, the NDPSC approved the prudence of the Border Winds project as part of the rate case settlement and determined it will address the Pleasant Valley project at a later date. The feasibility of the Border Winds and Pleasant Valley projects are also dependent on the finalization of estimated transmission costs, which MISO is expected to determine in 2014.

On April 22, 2014, NSP-Minnesota filed a RFP for up to 100 MW’s of solar generation resources. Proposals will be accepted through June 2014. NSP-Minnesota will evaluate bids from that time until mid-August and anticipates filing selected bids with the MPUC in October 2014.

CapX2020 — In 2009, the MPUC granted CONs to construct one 230 kilovolt (KV) electric transmission line and three 345 KV electric transmission lines as part of the CapX2020 project. The estimated cost of the five major CapX2020 transmission projects below is $2.1 billion. NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.2 billion of the total investment. As of March 31, 2014, a total of $715 million has been spent on the five CapX2020 transmission projects.

Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 345 KV transmission line
In May 2012, the MPUC issued a route permit for the Minnesota portion of the project and the Public Service Commission of Wisconsin approved a certificate of public convenience and necessity (CPCN) for the Wisconsin portion of the project. Federal approval of the project was granted in January 2013. All avenues of appeal for the grant of project permits have now been exhausted. In July 2013, the Federal Energy Regulatory Commission (FERC) denied a complaint filed by two citizen groups in March 2013 against the project. Construction on the project started in Minnesota in January 2013 and the project is expected to go into service in 2015.

Monticello, Minn. to Fargo, N.D. 345 KV transmission line
In December 2011, the Monticello, Minn. to St. Cloud, Minn. portion of the Monticello, Minn. to Fargo, N.D. project was placed in service. The MPUC issued a route permit for the Minnesota portion of the St. Cloud, Minn. to Fargo, N.D. section in June 2011. Construction started on the Minnesota portion of the St. Cloud, Minn. to Fargo, N.D. segment in January 2012. In April 2014, the St. Cloud, Minn. to Alexandria, Minn. portion of the project was placed in service. The NDPSC granted a CPCN in January 2011 and a certificate of corridor compatibility and route permit for the portion of the line in North Dakota in September 2012. In January 2013, construction started on the project in North Dakota. The final phase of the project, Alexandria, Minn. to Fargo, N.D. is expected to go into service in 2015.

Brookings County, S.D. to Hampton, Minn. 345 KV transmission line
The MPUC route permit approvals for the Minnesota segments were obtained in 2010 and 2011. In June 2011, the South Dakota Public Utilities Commission (SDPUC) approved a facility permit for the South Dakota segment. In December 2011, MISO granted the final approval of the project as a multi-value project (MVP). Construction started on the project in Minnesota in May 2012. The project is expected to go fully into service in 2015, although segments will be placed in service as they are completed.

Bemidji, Minn. to Grand Rapids, Minn. 230 KV transmission line
The Bemidji, Minn. to Grand Rapids, Minn. line was placed in service in September 2012.

Big Stone South to Brookings County, S.D. 345 KV transmission line
In December 2011, MISO granted final approval of the project as a MVP. In March 2014, the SDPUC approved a permit for construction of the project’s southern portion. Construction is anticipated to begin in late 2015, with completion in 2017.

Minnesota Solar Legislation — In May 2013, a law was passed requiring that 1.5 percent of a public utility’s total electric retail sales to retail customers be generated using solar energy by 2020. Of the 1.5 percent, 10 percent must come from systems sized less than 20 kilowatts. The legislation also authorized NSP-Minnesota to offer two new solar programs: a community solar garden program that will provide bill credits to participating solar garden subscribers and a new solar energy incentive program for solar energy systems equal to or less than 20 kilowatts that authorizes the spending of $5.0 million over five years for production incentive payments. NSP-Minnesota is continuing to work toward bringing solar energy generation on line in support of these solar programs and legislative requirements. NSP-Minnesota submitted its proposal for a community solar garden program to the MPUC in September 2013. The legislation also provides for an alternative tariff based on a distributed solar value or “Value of Solar” methodology. In January 2014, the DOC filed a Value of Solar methodology with the MPUC in compliance with legislative requirements. In March 2014, the MPUC approved the DOC’s Value of Solar methodology. On April 21, 2014, NSP-Minnesota filed a motion to reconsider the Value of Solar methodology.

Minneapolis, Minn. Franchise Agreement — The franchise agreement with the City of Minneapolis expires on Dec. 31, 2014.  In March 2014, the City of Minneapolis disclosed the findings of a $250,000 exploratory study aimed at examining the various paths the City of Minneapolis could take to achieve its energy goals, including potential utility partnerships, changes to how the City of Minneapolis uses energy utility franchise fees and the potential for municipalization of one or both energy utilities. The study concluded that the most viable current alternatives for the City of Minneapolis to achieve its goals are to simultaneously negotiate enhanced franchise agreements of shorter duration and enter into clean energy partnership agreements with the utilities. One conclusion of the study was that municipalization would be a very costly and lengthy process for the City of Minneapolis. NSP-Minnesota continues to meet with the City of Minneapolis and is engaged in on-going conversations to explore mutually agreeable outcomes.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 14 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 for further discussion regarding the nuclear generating plants.

NRC Regulation — The NRC regulates the nuclear operations of NSP-Minnesota. Decisions by the NRC can significantly impact the operations of the nuclear generating plants. The event at the nuclear generating plant in Fukushima, Japan in 2011 has resulted in additional regulation regarding plant readiness to safely manage severe events, which is expected to require additional capital expenditures and operating expenses.

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

The NRC continues to review its requirements for mitigating the risks of external events on nuclear plants. In April 2014, the NRC issued a draft of proposed regulatory guidance for risk mitigation of tornado missiles (projectiles impacting the plant). This draft guidance is subject to public comments, further NRC review and possibly public meetings prior to finalization. NSP-Minnesota expects the costs associated with compliance with new NRC regulatory guidance for missile protection to be capital in nature and recoverable from customers. However, at this time NSP-Minnesota is still evaluating the proposed new requirements and has not yet estimated their financial impact.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In 2011, the FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively. In Order 1000, the FERC required utilities to develop tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region. In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation. A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area. Various parties appealed Order 1000 final rules to the D.C. Circuit Court of Appeals. NSP-Minnesota and NSP-Wisconsin are participating in the appeals in coordination with other MISO transmission owners and utilities who oppose certain aspects of the rules, including the ROFR prohibition. The date for a Court decision in the appeal is uncertain.

The removal of a federal ROFR would eliminate rights that NSP-Minnesota and NSP-Wisconsin currently have under the MISO tariff to build certain transmission projects within their footprints. Rather, the FERC required that the opportunity to build such projects would extend to competitive transmission developers. Compliance with Order 1000 for NSP-Minnesota and NSP-Wisconsin will occur through changes to the MISO tariff. MISO made its initial compliance filings to incorporate new provisions into its tariffs regarding regional planning and cost allocation.

Transmission-only subsidiaries (TransCo)
Xcel Energy has formed a TransCo that could bid for projects subject to a competitive bidding process in MISO. The MISO Board of Directors accepted a membership application for the TransCo on April 24, 2014.

NSP System
In 2012, Minnesota enacted legislation that preserves ROFR rights for Minnesota utilities at the state level. This legislation is similar to legislation previously passed in North Dakota and South Dakota. Wisconsin has not developed such legislation. The FERC’s initial order on MISO’s compliance filing required MISO to remove proposed tariff provisions that would have recognized state ROFR rights and allowed state regulators to select the developer of a transmission project. Xcel Energy has requested rehearing of this issue. The rehearing request is pending the FERC’s action. The FERC has accepted changes to MISO’s transmission cost allocation procedures that will protect the ROFR for projects needed for system reliability. MISO has proposed that the Order 1000 compliance tariffs be effective in 2015.

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature. If a project qualifies as a MVP, the costs would be fully allocated to all loads in the MISO region. MVP eligibility is generally obtained for higher voltage (345 KV and higher) projects expected to serve multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving. Certain parties appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit). In June 2013, the Seventh Circuit upheld the FERC MVP tariff orders allocating MVP project costs regionally, but remanded the FERC decision to not apply the regional charge to transmission service transactions crossing into the PJM RTO. U.S. Supreme Court review of the Seventh Circuit decision was requested; in March 2014, the U.S. Supreme Court denied the appeal. Appeals of the regional allocation issue have thus been exhausted. The FERC has not yet taken action on the remand of the PJM allocation issue. The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery. Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities. The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

NERC Critical Infrastructure Protection (CIP) Requirements — The FERC has approved version 5 of NERC’s CIP standards. Requirements must be applied to high and medium impact assets by April 1, 2016 and to low impact assets by April 1, 2017. Xcel Energy is currently in the process of evaluating the new requirements and identifying initiatives needed to meet the compliance deadlines. Compliance is anticipated to require activities across the organization, including Business Systems, Transmission, Energy Supply and Security Services.

On March 7, 2014, FERC issued an order directing NERC to develop a new critical infrastructure protection standard related to physical security. The order directs NERC to file this standard for approval with FERC within 90 days. NERC has prepared a draft of the proposed standard for industry review and comment. The NERC Board of Trustees will consider industry input and votes on the standards and submit a final standard to FERC no later than June 5, 2014. Xcel Energy is participating in the standard development process and will submit its comments on the proposal to NERC. Xcel Energy is also in the process of evaluating the potential impact on the company as the standard is being developed.

SPP and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO have a longstanding dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagree over MISO’s authority to transmit power over SPP transmission facilities between the traditional MISO region in the Midwest and the Entergy system. Several cases have been filed with the FERC by MISO and SPP. In March 2014, FERC issued an order setting all of the cases for settlement judge proceedings, or hearings if settlement fails. The Xcel Energy utilities have intervened in the various dockets, arguing that non-firm use by MISO should not be subject to SPP transmission charges. If SPP is successful in charging MISO for use of the SPP system, the NSP System would experience higher costs from MISO, which could be material, but SPS would collect revenues from SPP. The outcome of the JOA disputes, and the potential impact on the NSP System, are uncertain at this time. The settlement judge process began in April 2014.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2014, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2013, which is incorporated herein by reference.

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
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

May 5, 2014	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director