Form 10-Q
period 2014-06-30
NORTHERN STATES POWER CO
filed 2014-08-01
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 1, 2014
Common Stock, $0.01 par value	1,000,000 shares
Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Northern States Power Company, a Minnesota corporation (NSP-Minnesota). NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. Xcel Energy Inc. wholly owns the following subsidiaries: NSP-Minnesota; Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin); Public Service Company of Colorado (PSCo); and Southwestern Public Service Company (SPS). NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are also referred to collectively as utility subsidiaries. The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin, which is operated on an integrated basis and is managed by NSP-Minnesota, is referred to collectively as the NSP System. Additional information on Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) is available on various filings with the Securities and Exchange Commission (SEC).

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Operating revenues
Electric, non-affiliates	$884,339	$860,234	$1,830,874	$1,701,410
Electric, affiliates	116,518	110,997	238,323	221,135
Natural gas	116,381	107,451	465,913	342,737
Other	7,521	6,163	13,975	12,798
Total operating revenues	1,124,759	1,084,845	2,549,085	2,278,080

Operating expenses
Electric fuel and purchased power	395,130	416,178	853,213	805,079
Cost of natural gas sold and transported	74,427	64,767	337,308	223,537
Cost of sales — other	4,174	3,839	8,301	7,414
Operating and maintenance expenses	308,520	286,422	606,101	559,702
Conservation program expenses	30,291	21,178	66,908	46,057
Depreciation and amortization	101,906	103,735	201,091	212,820
Taxes (other than income taxes)	55,015	46,680	117,175	106,135
Total operating expenses	969,463	942,799	2,190,097	1,960,744

Operating income	155,296	142,046	358,988	317,336

Other (expense) income, net	(471)	(1,003)	1,533	1,150
Allowance for funds used during construction — equity	5,995	12,339	11,259	22,601

Interest charges and financing costs
Interest charges — includes other financing costs of $1,619, $1,552 ,$3,212 and $3,038 respectively	49,089	46,477	96,541	91,591
Allowance for funds used during construction — debt	(2,730)	(5,407)	(5,185)	(9,996)
Total interest charges and financing costs	46,359	41,070	91,356	81,595

Income before income taxes	114,461	112,312	280,424	259,492
Income taxes	39,195	34,611	96,794	79,826
Net income	$75,266	$77,701	$183,630	$179,666

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$75,266	$77,701	$183,630	$179,666

Other comprehensive income (loss)

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $4, $17, $8 and $32, respectively	6	21	11	45

Derivative instruments:
Net fair value increase (decrease), net of tax of $7, $(17), $4 and $(8), respectively	10	(24)	6	(19)
Reclassification of losses to net income, net of tax of $138, $142, $271 and $277, respectively	200	195	393	388
	210	171	399	369
Marketable securities:
Net fair value increase (decrease), net of tax of $0, $0, $26 and $(22), respectively	—	—	37	(32)

Other comprehensive income	216	192	447	382
Comprehensive income	$75,482	$77,893	$184,077	$180,048

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2014	2013
Operating activities
Net income	$183,630	$179,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	203,803	215,375
Nuclear fuel amortization	60,466	49,485
Deferred income taxes	75,185	86,471
Amortization of investment tax credits	(910)	(1,339)
Allowance for equity funds used during construction	(11,259)	(22,601)
Net realized and unrealized hedging and derivative transactions	(1,132)	761
Changes in operating assets and liabilities:
Accounts receivable	(42,406)	(61,455)
Accrued unbilled revenues	46,614	6,608
Inventories	39,086	3,551
Other current assets	(7,177)	44,212
Accounts payable	(88,173)	(14,054)
Net regulatory assets and liabilities	67,529	29,939
Other current liabilities	(33,407)	10,159
Pension and other employee benefit obligations	(47,456)	(66,292)
Change in other noncurrent assets	33,355	15,662
Change in other noncurrent liabilities	(21,633)	(9,698)
Net cash provided by operating activities	456,115	466,450

Investing activities
Utility capital/construction expenditures	(590,432)	(763,109)
Proceeds from insurance recoveries	6,000	50,000
Allowance for equity funds used during construction	11,259	22,601
Purchases of investments in external decommissioning fund	(404,780)	(890,700)
Proceeds from the sale of investments in external decommissioning fund	401,488	887,500
Investments in utility money pool arrangement	(236,000)	(20,000)
Repayments from utility money pool arrangement	236,000	20,000
Other, net	(1,267)	(1,198)
Net cash used in investing activities	(577,732)	(694,906)

Financing activities
Repayments of short-term borrowings, net	(104,000)	(196,000)
Borrowings under utility money pool arrangement	313,000	526,000
Repayments under utility money pool arrangement	(347,000)	(506,000)
Proceeds from issuance of long-term debt	295,534	395,150
Capital contributions from parent	95,000	120,000
Dividends paid to parent	(118,492)	(117,447)
Net cash provided by financing activities	134,042	221,703

Net change in cash and cash equivalents	12,425	(6,753)
Cash and cash equivalents at beginning of period	42,920	28,842
Cash and cash equivalents at end of period	$55,345	$22,089

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(87,595)	$(77,865)
Cash (paid) received for income taxes, net	(8,355)	33,262
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$143,407	$155,462

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2014	Dec. 31, 2013
Assets
Current assets
Cash and cash equivalents	$55,345	$42,920
Accounts receivable, net	325,160	284,532
Accounts receivable from affiliates	21,547	19,769
Accrued unbilled revenues	208,798	255,412
Inventories	240,829	279,915
Regulatory assets	233,241	207,467
Derivative instruments	107,336	66,726
Deferred income taxes	75,762	80,095
Prepayments and other	110,898	118,036
Total current assets	1,378,916	1,354,872

Property, plant and equipment, net	10,846,776	10,589,522

Other assets
Nuclear decommissioning fund and other investments	1,739,314	1,655,356
Regulatory assets	920,596	990,204
Derivative instruments	16,572	36,881
Other	37,367	68,060
Total other assets	2,713,849	2,750,501
Total assets	$14,939,541	$14,694,895

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$13	$2
Short-term debt	27,000	131,000
Borrowings under utility money pool arrangement	—	34,000
Accounts payable	378,470	554,265
Accounts payable to affiliates	63,061	65,941
Regulatory liabilities	159,356	101,795
Taxes accrued	158,256	195,734
Accrued interest	61,325	59,846
Dividends payable to parent	73,749	58,752
Derivative instruments	12,040	13,066
Other	120,213	104,544
Total current liabilities	1,053,483	1,318,945

Deferred credits and other liabilities
Deferred income taxes	2,330,685	2,253,915
Deferred investment tax credits	28,292	29,202
Regulatory liabilities	430,755	430,999
Asset retirement obligations	1,777,271	1,732,763
Derivative instruments	141,330	151,651
Pension and employee benefit obligations	259,807	307,282
Other	103,288	100,614
Total deferred credits and other liabilities	5,071,428	5,006,426

Commitments and contingencies
Capitalization
Long-term debt	4,188,248	3,888,730
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at June 30, 2014 and Dec. 31, 2013, respectively	10	10
Additional paid in capital	2,961,603	2,866,603
Retained earnings	1,686,051	1,635,910
Accumulated other comprehensive loss	(21,282)	(21,729)
Total common stockholder’s equity	4,626,382	4,480,794
Total liabilities and equity	$14,939,541	$14,694,895
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2014 and Dec. 31, 2013; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2014 and 2013; and its cash flows for the six months ended June 30, 2014 and 2013. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2014 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2013 balance sheet information has been derived from the audited 2013 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013, filed with the SEC on Feb. 24, 2014. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, will be effective for interim and annual reporting periods beginning after Dec. 15, 2016. NSP-Minnesota is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2014	Dec. 31, 2013
Accounts receivable, net
Accounts receivable	$344,185	$304,748
Less allowance for bad debts	(19,025)	(20,216)
	$325,160	$284,532

(Thousands of Dollars)	June 30, 2014	Dec. 31, 2013
Inventories
Materials and supplies	$149,574	$144,140
Fuel	67,746	81,971
Natural gas	23,509	53,804
	$240,829	$279,915

(Thousands of Dollars)	June 30, 2014	Dec. 31, 2013
Property, plant and equipment, net
Electric plant	$14,021,511	$13,530,767
Natural gas plant	1,104,839	1,092,314
Common and other property	506,552	503,168
Construction work in progress	802,571	902,820
Total property, plant and equipment	16,435,473	16,029,069
Less accumulated depreciation	(5,886,077)	(5,783,658)
Nuclear fuel	2,200,534	2,186,799
Less accumulated amortization	(1,903,154)	(1,842,688)
	$10,846,776	$10,589,522

4.	Income Taxes

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

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of June 30, 2014, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $10 million of income tax expense for the 2009 through 2011 claims and the anticipated claim for 2013. Xcel Energy is continuing to work through the audit process, but the outcome and timing of a resolution is uncertain.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2014, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2014	Dec. 31, 2013
Unrecognized tax benefit — Permanent tax positions	$5.6	$8.5
Unrecognized tax benefit — Temporary tax positions	16.3	16.7
Total unrecognized tax benefit	$21.9	$25.2

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2014	Dec. 31, 2013
NOL and tax credit carryforwards	$(12.5)	$(12.4)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $4 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2014 and Dec. 31, 2013 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2014 or Dec. 31, 2013.

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

The NSP-Minnesota electric rate case reflects an increase in revenues of approximately $193 million or 6.9 percent in 2014 and an additional $98 million or 3.5 percent in 2015. The request includes a proposed rate moderation plan for 2014 and 2015. After reflecting interim rate adjustments, NSP-Minnesota requested a rate increase of $127 million or 4.6 percent in 2014 and an incremental rate increase of $164 million or 5.6 percent in 2015.

NSP-Minnesota’s moderation plan includes the acceleration of the eight-year amortization of the excess depreciation reserve and the use of expected funds from the U.S. Department of Energy (DOE) for settlement of certain claims. These DOE refunds would be in excess of amounts needed to fund NSP-Minnesota’s decommissioning expense. The interim rate adjustments are primarily associated with ROE, Monticello life cycle management (LCM)/extended power uprate (EPU) project costs and NSP-Minnesota’s request to amortize amounts associated with the canceled Prairie Island (PI) EPU project.

In December 2013, the MPUC approved interim rates of $127 million effective Jan. 3, 2014, subject to refund. The MPUC determined that the costs of Sherco Unit 3 would be allowed in interim rates, and that NSP-Minnesota’s request to accelerate the depreciation reserve amortization was a permissible adjustment to its interim rate request.

In June 2014, intervening parties filed direct testimony proposing modifications to NSP-Minnesota’s rate request. The Minnesota Department of Commerce (DOC) recommended an increase of approximately $61.6 million in 2014 and a step increase of $54.9 million for 2015, based on a recommended ROE of 9.8 percent and an equity ratio of 52.5 percent. The DOC also recommended adoption of a full decoupling pilot for the residential and small commercial and industrial class, based on actual results (not weather-normalized) for three years and made rate design and cost allocation recommendations.

Several other intervenors also filed testimony and included the following recommendations:

•
One or more of these parties made recommendations seeking modifications to rate design, supporting, modifying or opposing decoupling, and proposing inclining block rates and advocating for modification and application of the excess nuclear depreciation reserve.

•
One or more of these parties also made revenue requirement adjustments, including some of the same adjustments recommended by the DOC, such as the exclusion of the Monticello EPU, sales forecast and modifying or eliminating PI EPU amortization.

•	Other key revenue adjustments include:

◦	Amortization of excess depreciation reserve for nuclear plant;

◦	Seeking to exclude two owned wind projects from the step rate increase;

◦	Denial of the Multi-Year Plan step rate increase;

◦	An ROE recommendation of 9 percent;

◦	Modification to the capital structure; and

◦	Exclusion of construction work in progress and allowance for funds used during construction (AFUDC) from rates and adjustments to AFUDC rates and application.

In July 2014, NSP-Minnesota filed rebuttal testimony and reduced its request to an increase in revenues of approximately $169.5 million or 6.2 percent in 2014 and an additional $95 million or 3.5 percent in 2015. The revision reflects an update to NSP-Minnesota’s 2014 sales forecast and narrowed the number of disputed issues in the case by agreeing to or partially agreeing to an outcome on several smaller issues. NSP-Minnesota continues to support its initial filed position, including cost recovery of the Monticello LCM/EPU project, an ROE of 10.25 percent and property taxes. For the 2015 increase, NSP-Minnesota reduced its request by $3.5 million in order to focus the request on specific capital projects.

The following table summarizes the DOC’s recommendations from NSP-Minnesota’s filed request:

(Millions of Dollars)	DOC Direct Testimony 2014	NSP-Minnesota Rebuttal Testimony 2014
Filed rate request	$192.7	$192.7
Monticello EPU cost recovery	(31.3)	—
Sales forecast	(29.5)	(15.8)
ROE	(26.9)	—
Health care, pension and other benefits	(21.9)	(0.8)
Property taxes	(13.5)	—
PI EPU	(5.8)	(3.8)
Other, net	(2.2)	(2.8)
Total recommendation 2014	$61.6	$169.5

(Millions of Dollars)	DOC Direct Testimony 2015 Step	NSP-Minnesota Rebuttal Testimony 2015 Step
Filed rate request	$98.5	$98.5
Depreciation	(17.5)	—
Property taxes	(14.5)	(3.3)
Production tax credits to be included in base rates	(11.1)	(11.1)
DOE settlement proceeds	(10.8)	10.1
Capital changes and disallowances	(5.6)	—
Nuclear outage amortization	(5.5)	—
Emission chemicals	(3.0)	(0.2)
Excess depreciation reserve adjustment	22.7	—
Other, net	1.7	1.0
Total recommendation 2015 step increase	54.9	95.0
Cumulative total for 2014 and 2015 step increase	$116.5	$264.5

NSP-Minnesota’s rebuttal rate request, moderation plan, interim rate adjustments and certain impacts on expenses are detailed in the table below:

(Millions of Dollars)	2014	Percentage Increase	2015	Percentage Increase
Rebuttal pre-moderation deficiency	$250		$68
Moderation change compared to prior year:
Depreciation reserve	(81)		53
DOE settlement proceeds	—		(26)
Rebuttal rate request	169	6.2%	95	3.5%
Interim rate adjustments	(66)		66
PI EPU	4		(4)
Revenue impact (a)	107		157
Depreciation expense - decrease/(increase)	81		(46)
Recognition of DOE settlement proceeds	—		26
Rebuttal pre-tax impact on operating income	$188		$137

(a)
NSP-Minnesota’s total revenue for 2014 is capped at the interim rate level of $127 million and pre-tax operating income is capped at $208 million. This table demonstrates the impact of reducing NSP-Minnesota’s rebuttal request.

NSP-Minnesota recorded a current regulatory liability representing the current best estimate of a refund obligation associated with interim rates of approximately $12.5 million as of June 30, 2014.

The next steps in the procedural schedule are expected to be as follows:

•	Surrebuttal Testimony — Aug. 4, 2014;

•	Evidentiary Hearing — Aug. 11-18, 2014;

•	Initial Brief — Sept. 23, 2014;

•	Reply Brief — Oct. 14, 2014; and

•	Administrative Law Judge (ALJ) Report — Dec. 22, 2014.

A final MPUC decision is anticipated in March 2015.

NSP-Minnesota – Nuclear Project Prudence Investigation — In 2013, the MPUC initiated an investigation to determine whether the final costs for the Monticello LCM/EPU project were prudent. Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes allowance for funds used during construction (AFUDC). Project expenditures were initially estimated at approximately $320 million, excluding AFUDC, in 2008 in NSP-Minnesota’s EPU certificate of need (CON) and plant life extension filings.

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

On July 2, 2014, the DOC filed testimony and recommended a disallowance of recovery of approximately $71.5 million of project costs, including expenditures and associated AFUDC, on a Minnesota jurisdictional basis. This equates to a total NSP System amount of approximately $94 million.

The DOC’s recommendation indicated that although the combined LCM/EPU project is cost effective, NSP-Minnesota should have done a better job of estimating initial project costs of the investments required to achieve 71 megawatts (MW) of additional capacity (i.e., EPU costs) as opposed to investments required to extend the life of the plant. They asserted that approximately 85 percent of the total $665 million in costs were associated with project components required solely to achieve the EPU.

The DOC’s recommendation, NSP-Minnesota’s response and comments of other parties are expected to be considered by an ALJ later this year, who in turn will make a report of recommendations to the MPUC. The results and any recommendations from the conclusion of this prudence proceeding are expected to be considered by the MPUC in NSP-Minnesota’s pending Minnesota 2014 Multi-Year electric rate case.

The next steps in the procedural schedule are expected to be as follows:

•	Rebuttal Testimony — Aug. 26, 2014;

•	Surrebuttal Testimony — Sept. 19, 2014;

•	Hearing — Sept. 25 - Sept. 30, 2014;

•	Reply Brief — Nov. 21, 2014; and

•	ALJ Report — Dec. 31, 2014.

A final MPUC decision is anticipated in the first quarter of 2015.

Electric, Purchased Gas and Resource Adjustment Clauses

NSP-Minnesota - Gas Utility Infrastructure Cost (GUIC) Rider — In August 2014, NSP-Minnesota plans to file a GUIC rider with the MPUC for approval to recover the cost of natural gas infrastructure investments in Minnesota to improve safety and reliability. Costs include funding for pipeline assessment and system upgrades in 2015 and beyond, as well as deferred costs from NSP-Minnesota’s existing sewer separation and pipeline integrity management programs. Sewer separation costs stem from the inspection of sewer lines and the redirection of gas pipes in the event their paths are in conflict. NSP-Minnesota is requesting recovery of approximately $14.9 million from Minnesota gas utility customers beginning Jan.1, 2015, including $4.8 million of deferred sewer separation and integrity management costs. An MPUC decision is anticipated by the end of 2014.

Pending Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

South Dakota 2015 Electric Rate Case — In June 2014, NSP-Minnesota filed a request with the SDPUC to increase South Dakota electric rates by $15.6 million annually, or 8.0 percent, effective Jan. 1, 2015. The request is based on a 2013 historic test year adjusted for certain known and measurable changes for 2014 and 2015, a requested ROE of 10.25 percent, an average rate base of $433.2 million and an equity ratio of 53.86 percent. This request reflects NSP-Minnesota’s proposal to move recovery of approximately $9.0 million for certain Transmission Cost Recovery (TCR) rider and Infrastructure rider projects to base rates.

The major components of the request are as follows:

(Millions of Dollars)	Request
Nuclear investments and operating costs	$13.4
Other production, transmission and distribution	5.0
Technology improvements	2.1
Pension and operating and maintenance (O&M) expenses	1.6
Wind generation facilities	1.4
Capital structure	1.1
Incremental increase to base rates	$24.6

Infrastructure rider to be included in base rates	$(8.4)
TCR rider to be included in base rates	(0.6)
Net request	$15.6

A procedural schedule is anticipated to be established in the second half of 2014. Final rates are expected to be effective in the first quarter of 2015.

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaint — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners, including NSP-Minnesota and NSP-Wisconsin. The complaint argues for a reduction in the ROE applicable to transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for regional transmission organization (RTO) membership and being an independent transmission company), effective Nov. 12, 2013.

In January 2014, Xcel Energy filed an answer to the complaint asserting that the 9.15 percent ROE would be unreasonable and that the complainants failed to demonstrate the NSP System equity capital structure was unreasonable. The MISO transmission owners separately answered the complaint, arguing the complainants do not have standing to challenge the MISO Tariff provisions, have not met their burden of proof to demonstrate that the current FERC-approved ROE, capital structure and other incentives are unjust and unreasonable, and the complaint should be dismissed. Other parties filed comments supporting a reduction in the MISO regional ROE, the equity capital structure limitations, and limits on ROE incentives, and supported the proposed effective date. In January 2014, the complainants filed an answer to the MISO transmission owners’ motion to dismiss. The complaint is pending FERC action.

In June 2014, the FERC issued an order in a different ROE proceeding adopting a new ROE methodology for electric utilities. The new ROE methodology requires electric utilities to use a two-step discounted cash flow analysis to estimate cost of equity that incorporates both short-term and long-term growth projections, instead of only short-term growth. The FERC set the issue of the appropriate long-term growth rate for further hearing procedures. The FERC could order settlement judge procedures, and if necessary a hearing, to apply the new methodology to MISO transmission owners. The new FERC ROE methodology is expected to reduce transmission revenue, net of expense, between $5 million and $7 million annually for NSP-Minnesota and NSP-Wisconsin.

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

NSP-Minnesota had approximately 1,069 MW of capacity under long-term PPAs as of June 30, 2014 and Dec. 31, 2013 with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2028.

Guarantees — Under NSP-Minnesota’s railcar lease agreement, accounted for as an operating lease, NSP-Minnesota guarantees the lessor proceeds from sale of the leased assets at the end of the lease term will at least equal the guaranteed residual value. The guarantee issued by NSP-Minnesota limits their exposure to a maximum amount stated in the guarantee; however, NSP-Minnesota expects sale proceeds to exceed the guaranteed amount. This lease agreement expires in 2019.

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	June 30, 2014	Dec. 31, 2013
Guarantees issued and outstanding	$4.9	$9.2

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

Federal CWA Section 316 (b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. In 2011, the EPA published the proposed rule that sets standards for minimization of aquatic species impingement, but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office. A final rule was signed by the EPA in May 2014. The timing of compliance with the requirements will vary from plant-to-plant since the new rules do not have a final compliance deadline. Since some of the compliance requirements depend on site-specific determinations by state regulators, the exact cost is somewhat uncertain. NSP-Minnesota estimates the most likely cost for compliance is approximately $44 million and anticipates these costs will be fully recoverable in rates.

Federal CWA Waters of the United States Rule — In April 2014, the EPA and the U.S. Army Corps of Engineers issued a proposed rule that significantly expands the types of water bodies regulated under the CWA. If finalized as proposed, this rule could delay the siting of new pipelines, transmission lines and distribution lines, increase project costs and expand permitting and reporting requirements. The ultimate impact of the proposed rule will depend on the specific requirements of the final rule and cannot be determined at this time. A final rule is not anticipated before the first quarter of 2015.

Air
EPA Greenhouse Gas (GHG) Permitting — In 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which were applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold. These rules were upheld by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), but in June 2014 the U.S. Supreme Court reversed the EPA’s GHG emission thresholds for this program. The Supreme Court decided the EPA could not adopt GHG thresholds that would require permitting for new and modified large stationary sources. However, the Supreme Court also decided if a new or modified stationary source becomes subject to the permitting requirements by exceeding emission thresholds for other pollutants, then GHG emissions may be evaluated as part of the permitting process. NSP-Minnesota is unable to determine the cost of compliance with these new EPA requirements as it is not clear whether these requirements will apply to future changes at NSP-Minnesota’s power plants.

GHG Emission Standard for Existing Sources — In June 2014, the EPA published its proposed rule on GHG emission standards for existing power plants. Comments are due to the EPA on Oct. 16, 2014 and a final rule is anticipated in June 2015. Following adoption of the final rule, states must develop implementation plans by June 2016, with the possibility of an extension to June 2017 (June 2018 if submitting a joint plan with other states). Among other things, the proposed rule would require that state plans include enforceable measures to ensure emissions from existing power plants in the state achieve the EPA’s state-specific interim (2020-2029) and final (2030 and thereafter) emission performance targets. The plan will likely require additional emission reductions in states in which NSP-Minnesota operates. It is not possible to evaluate the impact of existing source standards until the EPA promulgates a final rule and states have adopted their applicable state plans.

GHG New Source Performance Standard (NSPS) Proposal — In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which would set performance standards (maximum carbon dioxide emission rates) for coal- and natural gas-fired power plants. For coal power plants, the NSPS requires an emissions level equivalent to partial carbon capture and storage (CCS) technology; for gas-fired power plants, the NSPS reflects emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

GHG NSPS for Modified and Reconstructed Power Plants — In June 2014, the EPA published a proposed NSPS that would apply to GHG emissions from power plants that are modified or reconstructed. Comments are due to the EPA on Oct. 16, 2014 and a final rule is anticipated in June 2015. A modification is a change to an existing source that increases the maximum achievable hourly rate of emissions. A reconstruction involves the replacement of components at a unit to the extent that the capital cost of the new components exceeds 50 percent of the capital cost of an entirely new comparable unit. The proposed standards are not based on and would not require installation of CCS technology. Instead, the proposed standard for coal-fired power plants would require a combination of best operating practices and equipment upgrades. The proposal for gas-fired power plants would require emissions standards based on efficient combined cycle technology. It is not possible to evaluate the impact of these proposed standards until the final requirements are known. In addition, it is not clear whether these requirements, once adopted, would apply to future changes at NSP-Minnesota’s power plants.

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

In August 2012, the D.C. Circuit vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that will now need to be considered on remand. In June 2014, the EPA filed a motion with the D.C. Circuit asking it to lift the stay of the CSAPR. The EPA requested CSAPR’s 2012 compliance obligations be imposed starting in January 2015. The D.C. Circuit has not yet ruled on the motion to lift the stay. Because it is not yet known how the litigation over the remaining issues will be resolved or how the D.C. Circuit will rule on the motion to lift the stay, it is not yet known what requirements may be imposed in the future, or their timing.

CAIR — In 2005, the EPA issued the CAIR to further regulate SO2 and NOx emissions. The CAIR does not currently apply to Minnesota.

Regional Haze Rules — The regional haze program is designed to address widespread, regionally homogeneous haze that results from emissions from a multitude of sources. In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze state implementation plan (SIP), Minnesota identified the NSP-Minnesota facilities that will have to reduce SO2, NOx and PM emissions under BART and set emissions limits for those facilities.

In 2009, the Minnesota Pollution Control Agency (MPCA) approved a SIP and submitted it to the EPA for approval. The MPCA’s source-specific BART limits for Sherco Units 1 and 2 require combustion controls for NOx and scrubber upgrades for SO2. The MPCA concluded selective catalytic reduction (SCRs) should not be required because the minor visibility benefits derived from SCRs do not outweigh the substantial costs. The combustion controls have been installed and the scrubber upgrades, to be completed by January 2015, are underway. These emission controls are projected to cost approximately $50 million, of which $44.4 million has already been spent. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

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

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA’s approval of the SIP to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). NSP-Minnesota and other regulated parties were denied intervention. In June 2013, the Eighth Circuit ordered this case to be held in abeyance until the U.S. Supreme Court decided the CSAPR case. It is not yet known how the U.S. Supreme Court’s April 2014 decision on the CSAPR, or the EPA’s June 2014 motion requesting the D.C. Circuit lift its stay of the CSAPR, will impact the Eighth Circuit’s proceedings on the SIP. Since the Court’s ruling on CSAPR, the parties to this case have filed motions that continue to hold the case in abeyance while they determine how to proceed. The Eighth Circuit granted these motions and the case is in abeyance until at least Aug. 15, 2014. If this litigation ultimately results in further EPA proceedings concerning the SIP, such proceedings may consider whether SCRs should be required for Sherco Units 1 and 2.

Reasonably Attributable Visibility Impairment (RAVI) — RAVI is intended to address observable impairment from a specific source such as distinct, identifiable plumes from a source’s stack to a national park. In 2009, the U.S. Department of the Interior (DOI) certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from Sherco Units 1 and 2. The EPA is required to make its own determination whether there is RAVI-type impairment in these parks and examine which sources may cause or contribute to any RAVI impact that is identified. After studying the national parks and evaluating multiple sources, if the EPA finds that Sherco Units 1 and 2 cause or contribute to RAVI in the national parks, the EPA would then evaluate whether the level of controls required by the MPCA is appropriate. The EPA has stated it plans to issue a separate notice on the issue of BART for Sherco Units 1 and 2 under the RAVI program.

In December 2012, a lawsuit against the EPA was filed in the U.S. District Court for the District of Minnesota by the following organizations: National Parks Conservation Association, Minnesota Center for Environmental Advocacy, Friends of the Boundary Waters Wilderness, Voyageurs National Park Association, Fresh Energy and Sierra Club. The lawsuit alleges the EPA has failed to perform a nondiscretionary duty to determine BART for Sherco Units 1 and 2 under the RAVI program. The EPA filed an answer denying the allegations. The District Court denied NSP-Minnesota’s motion to intervene in July 2013. NSP-Minnesota appealed this decision to the Eighth Circuit, which on July 23, 2014, reversed the District Court and found that NSP-Minnesota has standing and a right to intervene.

In June 2014, the EPA and the plaintiffs lodged a consent decree with the District Court. The consent decree recites it will be subject to public comment. The EPA will then evaluate comments and determine whether to enter the consent decree with the District Court. The consent decree establishes a schedule whereby the EPA would issue a proposal on Feb. 27, 2015, determining whether visibility impairment in the national parks is reasonably attributable to Sherco Units 1 and 2. If the EPA determines that it is, the consent decree requires the EPA to make a final RAVI BART determination for these units by Aug. 31, 2015. If the EPA determines that it is not, the EPA would not determine BART for Sherco Units 1 and 2. NSP-Minnesota will contest the proposed consent decree and object to its entry given NSP-Minnesota’s right to intervene in the litigation and thus participate in the negotiation of any purported settlement of the case.

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

Employment, Tort and Commercial Litigation

Merricourt Wind Project Litigation — In April 2011, NSP-Minnesota terminated its agreements with enXco Development Corporation (enXco) for the development of a 150 MW wind project in southeastern North Dakota. NSP-Minnesota’s decision to terminate the agreements was based in large part on the adverse impact this project could have on endangered or threatened species protected by federal law and the uncertainty in cost and timing in mitigating this impact. NSP-Minnesota also terminated the agreements due to enXco’s nonperformance of certain other conditions, including failure to obtain a Certificate of Site Compatibility and the failure to close on the contracts by an agreed upon date of March 31, 2011. NSP-Minnesota recorded a $101 million deposit in the first quarter of 2011, which was collected in April 2011. In May 2011, NSP-Minnesota filed a declaratory judgment action in the U.S. District Court in Minnesota to obtain a determination that it acted properly in terminating the agreements. enXco also filed a separate lawsuit in the same court seeking approximately $240 million for an alleged breach of contract. NSP-Minnesota believes enXco’s lawsuit is without merit. In October 2012, NSP-Minnesota filed a motion for summary judgment. In April 2013, the U.S. District Court granted NSP-Minnesota’s motion and entered judgment in its favor. In April 2013, enXco filed a notice of appeal to the Eighth Circuit. In July 2014, the Eighth Circuit issued a decision that affirmed the U.S. District Court’s dismissal of the lawsuit filed by enXco. It is uncertain at this time whether enXco will challenge this decision. Although Xcel Energy believes the likelihood of loss is remote based on existing case law and the U.S. District Court’s April 2013 decision, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter. No accrual has been recorded for this matter.

Biomass Fuel Handling Reimbursement — NSP-Minnesota has a PPA through which it procures energy from Fibrominn, LLC (Fibrominn). Under this agreement, NSP-Minnesota is charged for certain costs of transporting biomass fuels that are delivered to Fibrominn’s generation facility. Fibrominn has demanded additional cost reimbursement for certain transportation costs incurred since 2007, as well as reimbursement for similar costs in future periods. Fibrominn claims that it is entitled to reimbursement from NSP-Minnesota for past transportation costs of approximately $20 million. NSP-Minnesota has evaluated Fibrominn’s claim and based on the terms of the PPA with Fibrominn and its current understanding of the facts, NSP-Minnesota disputes the validity of Fibrominn’s claim, on the ground that, among other things, it seeks to impose contractual obligations on NSP-Minnesota that are neither supported by the terms nor the intent of the PPA. NSP-Minnesota has concluded that a loss is reasonably possible with respect to this matter; however, given the surrounding uncertainties, NSP-Minnesota is currently unable to determine the amount of reasonably possible loss. If a loss were sustained, NSP-Minnesota would attempt to recover these fuel-related costs in rates. No accrual has been recorded for this matter.

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

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million. In January 2014, the United States proposed, and NSP-Minnesota accepted, an extension to the settlement agreement which will allow NSP-Minnesota to recover spent fuel storage costs through 2016. The extension does not address costs for used fuel storage after 2016; such costs could be the subject of future litigation. NSP-Minnesota has received a total of $181.9 million of settlement proceeds as of June 30, 2014. NSP-Minnesota’s next claim submission, in the amount of $33.6 million, was filed May 15, 2014, for costs incurred in 2013. The DOE has until Sept. 1, 2014 to accept or deny the claim, in whole or in part. Amounts received from the installments, except for approved reductions such as legal costs, will be subsequently returned to customers through a reduction of future rate increases or credited through another regulatory mechanism.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$250	$250
Amount outstanding at period end	—	34
Average amount outstanding	1	42
Maximum amount outstanding	17	211
Weighted average interest rate, computed on a daily basis	0.21%	0.14%
Weighted average interest rate at period end	N/A	0.25

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$500	$500
Amount outstanding at period end	27	131
Average amount outstanding	108	97
Maximum amount outstanding	280	347
Weighted average interest rate, computed on a daily basis	0.24%	0.34%
Weighted average interest rate at period end	0.24	0.25

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2014 and Dec. 31, 2013, there were $23.9 million and $15.9 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2014, NSP-Minnesota had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$500.0	$50.9	$449.1

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2014 and Dec. 31, 2013.

Long-Term Borrowings

In May 2014, NSP-Minnesota issued $300 million of 4.125 percent first mortgage bonds due May 15, 2044.

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments purchased from MISO, PJM Interconnection, LLC (PJM), Electric Reliability Council of Texas, Southwest Power Pool, Inc. (SPP) and New York Independent System Operator, generally referred to as financial transmission rights (FTRs). FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. NSP-Minnesota’s valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

Non-Derivative Instruments Fair Value Measurements

The NRC requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning the Monticello and PI nuclear generating plants. The fund contains cash equivalents, debt securities, equity securities and other investments – all classified as available-for-sale. NSP-Minnesota plans to reinvest matured securities until decommissioning begins. NSP-Minnesota uses the MPUC approved asset allocation for the escrow and investment targets by asset class for both the escrow and qualified trust.

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

Unrealized gains for the nuclear decommissioning fund were $295.7 million and $240.3 million at June 30, 2014 and Dec. 31, 2013, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $39.3 million and $58.5 million at June 30, 2014 and Dec. 31, 2013, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements, in the nuclear decommissioning fund, at June 30, 2014 and Dec. 31, 2013:

	June 30, 2014
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$26,344	$26,344	$—	$—	$26,344
Commingled funds	469,692	—	483,482	—	483,482
International equity funds	78,812	—	87,748	—	87,748
Private equity investments	63,096	—	—	81,123	81,123
Real estate	49,421	—	—	65,658	65,658
Debt securities:
Government securities	34,393	—	30,545	—	30,545
U.S. corporate bonds	80,647	—	84,230	—	84,230
International corporate bonds	15,919	—	16,432	—	16,432
Municipal bonds	225,508	—	228,506	—	228,506
Asset-backed securities	9,218	—	9,334	—	9,334
Mortgage-backed securities	24,097	—	24,250	—	24,250
Equity securities:
Common stock	376,214	572,065	—	—	572,065
Total	$1,453,361	$598,409	$964,527	$146,781	$1,709,717

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $29.6 million of miscellaneous investments.

	Dec. 31, 2013
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33,281	$33,281	$—	$—	$33,281
Commingled funds	457,986	—	452,227	—	452,227
International equity funds	78,812	—	81,671	—	81,671
Private equity investments	52,143	—	—	62,696	62,696
Real estate	45,564	—	—	57,368	57,368
Debt securities:
Government securities	34,304	—	27,628	—	27,628
U.S. corporate bonds	80,275	—	83,538	—	83,538
International corporate bonds	15,025	—	15,358	—	15,358
Municipal bonds	241,112	—	232,016	—	232,016
Equity securities:
Common stock	406,695	581,243	—	—	581,243
Total	$1,445,197	$614,524	$892,438	$120,064	$1,627,026

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $28.3 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three and six months ended June 30, 2014 and 2013:

(Thousands of Dollars)	April 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	June 30, 2014
Private equity investments	$73,801	$2,184	$—	$5,138	$—	$81,123
Real estate	62,954	197	—	2,507	—	65,658
Total	$136,755	$2,381	$—	$7,645	$—	$146,781

(Thousands of Dollars)	April 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	June 30, 2013
Private equity investments	$34,506	$7,298	$—	$3,786	$—	$45,590
Real estate	40,406	2,032	(4,723)	425	—	38,140
Total	$74,912	$9,330	$(4,723)	$4,211	$—	$83,730

(Thousands of Dollars)	Jan. 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	June 30, 2014
Private equity investments	$62,696	$10,953	$—	$7,474	$—	$81,123
Real estate	57,368	3,856	—	4,434	—	65,658
Total	$120,064	$14,809	$—	$11,908	$—	$146,781

(Thousands of Dollars)	Jan. 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3 (a)	June 30, 2013
Private equity investments	$33,250	$8,554	$—	$3,786	$—	$45,590
Real estate	39,074	6,818	(9,022)	1,270	—	38,140
Asset-backed securities	2,067	—	—	—	(2,067)	—
Mortgage-backed securities	30,209	—	—	—	(30,209)	—
Total	$104,600	$15,372	$(9,022)	$5,056	$(32,276)	$83,730

(a)	Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at June 30, 2014:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$30,545	$30,545
U.S. corporate bonds	307	15,358	66,131	2,434	84,230
International corporate bonds	—	3,854	12,578	—	16,432
Municipal bonds	2,608	26,902	36,195	162,801	228,506
Asset-backed securities	—	—	3,540	5,794	9,334
Mortgage-backed securities	—	—	—	24,250	24,250
Debt securities	$2,915	$46,114	$118,444	$225,824	$393,297

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

At June 30, 2014, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

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

At June 30, 2014, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2014 and 2013.

At June 30, 2014, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at June 30, 2014 and Dec. 31, 2013:

(Amounts in Thousands) (a)(b)	June 30, 2014	Dec. 31, 2013
Megawatt hours of electricity	82,769	52,107
Million British thermal units of natural gas	2,258	2,470
Gallons of vehicle fuel	210	265

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2014 and 2013 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$346	(a)	$—		$—
Vehicle fuel and other commodity	17	—	(8)	(b)	—		—
Total	$17	$—	$338		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$5,175	(c)
Electric commodity	—	(16,347)	—		(6,461)	(d)	—
Natural gas commodity	—	(493)	—		—		—
Other commodity	—	—	—		—		643	(c)
Total	$—	$(16,840)	$—		$(6,461)		$5,818

	Six Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$688	(a)	$—		$—
Vehicle fuel and other commodity	10	—	(24)	(b)	—		—
Total	$10	$—	$664		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,922	(c)
Electric commodity	—	(11,448)	—		(24,387)	(d)	—
Natural gas commodity	—	7,408	—		(9,306)	(e)	(580)	(e)
Other commodity	—	—	—		—		643	(c)
Total	$—	$(4,040)	$—		$(33,693)		$2,985

	Three Months Ended June 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$346	(a)	$—		$—
Vehicle fuel and other commodity	(41)	—	(9)	(b)	—		—
Total	$(41)	$—	$337		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(498)	(c)
Electric commodity	—	53,974	—		(13,764)	(d)	—
Total	$—	$53,974	$—		$(13,764)		$(498)

	Six Months Ended June 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$688	(a)	$—		$—
Vehicle fuel and other commodity	(27)	—	(23)	(b)	—		—
Total	$(27)	$—	$665		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,278	(c)
Electric commodity	—	60,393	—		(28,993)	(d)	—
Natural gas commodity	—	2	—		—		—
Total	$—	$60,395	$—		$(28,993)		$2,278

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2014 and 2013. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At June 30, 2014, nine of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $26.5 million or 27 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. The remaining one significant counterparty, comprising $2.1 million or 2 percent of this credit exposure, was not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale (NPNS) contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. At June 30, 2014 and Dec. 31, 2013, there were no derivative instruments in a liability position that would have required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2014 and Dec. 31, 2013.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at June 30, 2014:

	June 30, 2014
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$33	$—	$33	$—	$33
Other derivative instruments:
Commodity trading	—	21,311	7,586	28,897	(9,225)	19,672
Electric commodity	—	—	68,047	68,047	(2,709)	65,338
Natural gas commodity	—	1,593	—	1,593	—	1,593
Other commodity	—	—	643	643	—	643
Total current derivative assets	$—	$22,937	$76,276	$99,213	$(11,934)	87,279
PPAs (a)						20,057
Current derivative instruments						$107,336
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$19	$—	$19	$—	$19
Other derivative instruments:
Commodity trading	—	17,792	180	17,972	(3,399)	14,573
Total noncurrent derivative assets	$—	$17,811	$180	$17,991	$(3,399)	14,592
PPAs (a)						1,980
Noncurrent derivative instruments						$16,572
Current derivative liabilities
Derivatives designated as cash flow hedges:
Other derivative instruments:
Commodity trading	$—	$12,076	$2,295	$14,371	$(14,371)	$—
Electric commodity	—	—	2,709	2,709	(2,709)	—
Total current derivative liabilities	$—	$12,076	$5,004	$17,080	$(17,080)	—
PPAs (a)						12,040
Current derivative instruments						$12,040
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$5,562	$—	$5,562	$(5,474)	$88
Total noncurrent derivative liabilities	$—	$5,562	$—	$5,562	$(5,474)	88
PPAs (a)						141,242
Noncurrent derivative instruments						$141,330

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2014. At June 30, 2014, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $7.2 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2013. At Dec. 31, 2013, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $4.2 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30
(Thousands of Dollars)	2014	2013
Balance at April 1	$18,426	$7,642
Purchases	81,689	51,386
Settlements	(20,056)	(8,503)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	6,438	(217)
Losses recognized as regulatory assets and liabilities	(15,045)	(3,090)
Balance at June 30	$71,452	$47,218

	Six Months Ended June 30
(Thousands of Dollars)	2014	2013
Balance at Jan. 1	$31,727	$16,649
Purchases	81,689	51,386
Settlements	(72,764)	(20,952)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	7,437	(279)
Gains recognized as regulatory assets and liabilities	23,363	414
Balance at June 30	$71,452	$47,218

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2014 and 2013.

Fair Value of Long-Term Debt

As of June 30, 2014 and Dec. 31, 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2014		Dec. 31, 2013
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,188,261	$4,654,697	$3,888,732	$4,099,745

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2014 and Dec. 31, 2013, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2014	2013	2014	2013
Interest income	$1,045	$254	$3,754	$3,652
Other nonoperating income (expense)	38	(156)	406	121
Insurance policy expense	(1,554)	(1,101)	(2,627)	(2,623)
Other (expense) income, net	$(471)	$(1,003)	$1,533	$1,150

10.	Segment Information

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

•
NSP-Minnesota’s regulated electric utility segment generates, transmits and distributes electricity primarily in portions of Minnesota, North Dakota and South Dakota. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. Regulated electric utility also includes NSP-Minnesota’s commodity trading operations.

•	NSP-Minnesota’s regulated natural gas utility segment transports, stores and distributes natural gas primarily in portions of Minnesota and North Dakota.

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2014
Operating revenues (a)(b)	$1,000,857	$116,381	$7,521	$—	$1,124,759
Intersegment revenues	252	220	—	(472)	—
Total revenues	$1,001,109	$116,601	$7,521	$(472)	$1,124,759
Net income	$70,811	$41	$4,414	$—	$75,266

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2013
Operating revenues (a)(b)	$971,231	$107,451	$6,163	$—	$1,084,845
Intersegment revenues	164	254	—	(418)	—
Total revenues	$971,395	$107,705	$6,163	$(418)	$1,084,845
Net income (loss)	$78,195	$2,595	$(3,089)	$—	$77,701

(a)	Operating revenues include $117 million and $111 million of affiliate electric revenue for the three months ended June 30, 2014 and 2013, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended June 30, 2014 and 2013.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2014
Operating revenues (a)(b)	$2,069,197	$465,913	$13,975	$—	$2,549,085
Intersegment revenues	416	496	—	(912)	—
Total revenues	$2,069,613	$466,409	$13,975	$(912)	$2,549,085
Net income	$149,066	$27,100	$7,464	$—	$183,630

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2013
Operating revenues (a)(b)	$1,922,545	$342,737	$12,798	$—	$2,278,080
Intersegment revenues	299	399	—	(698)	—
Total revenues	$1,922,844	$343,136	$12,798	$(698)	$2,278,080
Net income	$148,193	$23,733	$7,740	$—	$179,666

(a)	Operating revenues include $238 million and $221 million of affiliate electric revenue for the six months ended June 30, 2014 and 2013, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the six months ended June 30, 2014 and 2013, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,425	$8,291	$46	$30
Interest cost	11,827	10,933	1,249	1,225
Expected return on plan assets	(15,730)	(15,788)	(76)	(104)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credit)	234	514	(759)	(759)
Amortization of net loss	11,196	13,247	854	1,318
Net periodic benefit cost	14,952	17,197	1,314	1,718
Costs not recognized due to the effects of regulation	(7,312)	(6,772)	—	—
Net benefit cost recognized for financial reporting	$7,640	$10,425	$1,314	$1,718

	Six Months Ended June 30
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$14,850	$16,583	$93	$60
Interest cost	23,654	21,867	2,497	2,450
Expected return on plan assets	(31,460)	(31,576)	(151)	(208)
Amortization of transition obligation	—	—	—	16
Amortization of prior service cost (credit)	468	1,028	(1,518)	(1,518)
Amortization of net loss	22,392	26,494	1,708	2,636
Net periodic benefit cost	29,904	34,396	2,629	3,436
Costs not recognized due to the effects of regulation	(15,071)	(13,544)	—	—
Net benefit cost recognized for financial reporting	$14,833	$20,852	$2,629	$3,436

In January 2014, contributions of $130.0 million were made across three of Xcel Energy’s pension plans, of which $52.1 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2014.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive gain (loss), net of tax, for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) gain at April 1	$(20,420)	$110	$(1,188)	$(21,498)
Other comprehensive gain before reclassifications	10	—	—	10
Losses reclassified from net accumulated other comprehensive loss	200	—	6	206
Net current period other comprehensive income	210	—	6	216
Accumulated other comprehensive (loss) gain at June 30	$(20,210)	$110	$(1,182)	$(21,282)

	Three Months Ended June 30, 2013
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(21,195)	$(131)	$(1,683)	$(23,009)
Other comprehensive loss before reclassifications	(24)	—	—	(24)
Losses reclassified from net accumulated other comprehensive loss	195	—	21	216
Net current period other comprehensive income	171	—	21	192
Accumulated other comprehensive loss at June 30	$(21,024)	$(131)	$(1,662)	$(22,817)

	Six Months Ended June 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) gain at Jan. 1	$(20,609)	$73	$(1,193)	$(21,729)
Other comprehensive gain before reclassifications	6	37	—	43
Losses reclassified from net accumulated other comprehensive loss	393	—	11	404
Net current period other comprehensive income	399	37	11	447
Accumulated other comprehensive (loss) gain at June 30	$(20,210)	$110	$(1,182)	$(21,282)

	Six Months Ended June 30, 2013
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21,393)	$(99)	$(1,707)	$(23,199)
Other comprehensive loss before reclassifications	(19)	(32)	—	(51)
Losses reclassified from net accumulated other comprehensive loss	388	—	45	433
Net current period other comprehensive income (loss)	369	(32)	45	382
Accumulated other comprehensive loss at June 30	$(21,024)	$(131)	$(1,662)	$(22,817)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Gain (Loss)
(Thousands of Dollars)	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$346	(a)	$346	(a)
Vehicle fuel derivatives	(8)	(b)	(9)	(b)
Total, pre-tax	338		337
Tax benefit	(138)		(142)
Total, net of tax	200		195
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	58	(c)	85	(c)
Prior service credit	(48)	(c)	(47)	(c)
Transition obligation	—	(c)	—	(c)
Total, pre-tax	10		38
Tax benefit	(4)		(17)
Total, net of tax	6		21
Total amounts reclassified, net of tax	$206		$216

	Amounts Reclassified from Accumulated Other Comprehensive Gain (Loss)
(Thousands of Dollars)	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$688	(a)	$688	(a)
Vehicle fuel derivatives	(24)	(b)	(23)	(b)
Total, pre-tax	664		665
Tax benefit	(271)		(277)
Total, net of tax	393		388
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	116	(c)	170	(c)
Prior service credit	(97)	(c)	(94)	(c)
Transition obligation	—	(c)	1	(c)
Total, pre-tax	19		77
Tax benefit	(8)		(32)
Total, net of tax	11		45
Total amounts reclassified, net of tax	$404		$433

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2013, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Results of Operations

NSP-Minnesota’s net income was approximately $183.6 million for the six months ended June 30, 2014, compared with approximately $179.7 million for the same period in 2013. Electric rate increases in Minnesota (interim, subject to refund) and North Dakota, lower depreciation expense, weather-normalized sales growth (which is adjusted against a 30-year average of actual historical weather conditions) and the favorable year-over-year impact of weather were partially offset by higher O&M expenses, lower AFUDC and higher property taxes.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin. The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2014	2013
Electric revenues	$2,069	$1,923
Electric fuel and purchased power	(853)	(805)
Electric margin	$1,216	$1,118

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2014 vs. 2013
Retail rate increases (a)	$29
Trading revenue	26
Conservation program revenue (offset by expenses)	20
Non-fuel riders	17
Interchange revenues from NSP-Wisconsin	17
Transmission revenue	16
Estimated impact of weather	10
Fuel and purchased power cost recovery	7
Retail sales growth (excluding weather impact)	7
Other, net	(3)
Total increase in electric revenues	$146

Electric Margin

(Millions of Dollars)	2014 vs. 2013
Retail rate increases (a)	$29
Conservation program revenue (offset by expenses)	20
Non-fuel riders	17
Interchange revenues from NSP-Wisconsin	14
Estimated impact of weather	10
Retail sales growth (excluding weather impact)	7
Transmission revenue, net of costs	6
Other, net	(5)
Total increase in electric margin	$98

(a)
Retail rates implemented in 2014 include interim rates in Minnesota, subject to refund, and final rates for North Dakota. See Note 5 to the consolidated financial statements for further discussion of rates and regulation.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2014	2013
Natural gas revenues	$466	$343
Cost of natural gas sold and transported	(337)	(224)
Natural gas margin	$129	$119

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2014 vs. 2013
Purchased natural gas adjustment clause recovery	$110
Estimated impact of weather	6
Conservation program revenue (offset by expenses) and incentives	2
Other, net	5
Total increase in natural gas revenues	$123

Natural Gas Margin

(Millions of Dollars)	2014 vs. 2013
Estimated impact of weather	$6
Conservation program revenue (offset by expenses) and incentives	2
Other, net	2
Total increase in natural gas margin	$10

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $46.4 million, or 8.3 percent, for the six months ended June 30, 2014. The increase in O&M expense is partially due to the timing of a prior year nuclear outage (i.e., amortization of the 2013 Monticello outage began in July 2013), as summarized in the table below for the six months ended June 30:

(Millions of Dollars)	2014 vs. 2013
Nuclear plant operations and amortization	$27
Electric and gas distribution expenses	4
Interchange agreement billing with NSP-Wisconsin	4
Transmission costs	3
Generation costs	3
Employee benefits	(2)
Other, net	7
Total increase in O&M expenses	$46

•
Nuclear plant operations and amortization cost increases were primarily related to the amortization of the 2013 Monticello outage costs, as well as initiatives designed to improve the operational efficiencies of the plants.

Conservation Program Expenses — Conservation program expenses increased $20.9 million, or 45.3 percent, for the six months ended June 30, 2014. This increase was primarily attributable to higher electric recovery rates. Conservation costs are recovered from customers and expensed on a kilowatt hour (KWh) basis. As such, increased sales due to cold winter temperatures or hot summer temperatures will increase revenues and expenses.

Depreciation and Amortization — Depreciation and amortization expense decreased $11.7 million, or 5.5 percent, year-to-date. The decrease was primarily attributed to additional accelerated amortization of the excess depreciation reserve associated with certain Minnesota assets, partially offset by normal system expansion. See further discussion within Note 5 to the consolidated financial statements.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $11.0 million, or 10.4 percent, for the six months ended June 30, 2014. The increase was due to higher property taxes primarily in Minnesota.

AFUDC, Equity and Debt — AFUDC decreased $16.2 million year-to-date. The decrease was due to the reduction caused by the portion of the Monticello LCM/EPU placed in service in July 2013, partially offset by construction related to the expansion of transmission facilities.

Interest Charges — Interest charges increased $5.0 million, or 5.4 percent, for the six months ended June 30, 2014. The increase was primarily due to higher long-term debt levels in the current period, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense increased $17.0 million for the six months ended June 30, 2014. The increase in income tax expense was primarily due to higher pretax earnings in 2014, decreased permanent plant-related adjustments in 2014, recognition of research and experimentation credits in 2013 due to the passage of the American Taxpayer Relief Act and a tax benefit for a carryback claim related to 2013. These were partially offset by the successful resolution of a 2010-2011 IRS audit issue in 2014 and increased wind production tax credits in 2014. The ETR was 34.5 percent for the first six months of 2014, compared with 30.8 percent for the first six months of 2013 due to these adjustments.

Public Utility Regulation

NSP System Resource Plans — In March 2013, the MPUC approved NSP-Minnesota’s Resource Plan and ordered a competitive acquisition process with the goal of adding approximately 500 MW of generation to the NSP System by 2019.

In May 2014, the MPUC issued its order directing NSP-Minnesota to negotiate a 100 MW solar PPA with Geronimo Energy, a natural gas, combined-cycle PPA with Calpine, a natural gas, combustion turbine PPA with Invenergy and to file these agreements later this fall. The MPUC also directed NSP-Minnesota to present its final pricing terms for its 215 MW natural gas combustion turbine, self-build option at the Black Dog site. The MPUC is expected to rule on the four options later this year.

In early 2013, NSP-Minnesota also issued a request for proposal (RFP) for wind generation and subsequently sought commission approval of the following four wind projects:

•	A 200 MW ownership project for the Pleasant Valley wind farm in Minnesota;

•	A 150 MW ownership project for the Border Winds wind farm in North Dakota;

•	A 200 MW PPA with Geronimo Energy, LLC for the Odell wind farm in Minnesota; and

•	A 200 MW PPA with Geronimo Energy, LLC for the Courtenay wind farm in North Dakota.

In October 2013, the MPUC approved the four wind projects. In 2014, the North Dakota Public Service Commission (NDPSC) approved the prudence of the Border Winds project as part of the rate case settlement and determined it will address the Pleasant Valley project at a later date. In June and July of 2014, NSP-Minnesota finalized agreements with Renewable Energy Systems Americas, Inc. for the Pleasant Valley and Border Winds projects and anticipates both projects going into service in 2015.

In April 2014, NSP-Minnesota issued a RFP for up to 100 MWs of solar generation resources. Proposals were received in June 2014. NSP-Minnesota is evaluating such bids and plans to submit recommendations regarding selected bids with the MPUC in October 2014.

CapX2020 — In 2009, the MPUC granted CONs to construct one 230 kilovolt (KV) electric transmission line and three 345 KV electric transmission lines as part of the CapX2020 project. The estimated cost of the five major CapX2020 transmission projects listed below is $2.1 billion. NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.2 billion of the total investment. As of June 30, 2014, Xcel Energy has invested $821 million of its $1.2 billion share of the five CapX2020 transmission projects.

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

Minnesota Solar — Minnesota legislation requires 1.5 percent of a public utility’s total electric retail sales to retail customers be generated using solar energy by 2020. Of the 1.5 percent, 10 percent must come from systems sized less than 20 kilowatts. There are two new solar programs approved: a community solar garden program that will provide bill credits to participating subscribers and a production incentive program for solar energy systems equal to or less than 20 kilowatts with authorized payments of $5.0 million over five years. The legislation also provides for an alternative tariff based on a distributed solar value or Value of Solar (VOS) methodology.

In March 2014, the DOC’s proposed VOS methodology was approved by the MPUC however, NSP-Minnesota disagrees with including the VOS in the community solar garden program. In June 2014, NSP-Minnesota submitted reply comments and a recalculation of the VOS rate to recognize lower costs and incorporate DOC assumptions. If the MPUC requires the VOS rate, and NSP-Minnesota’s VOS rate calculation is approved, production from solar gardens would earn 9.4 cents per KWh, adjusted annually for inflation. If the VOS rate is not required by the MPUC, it may approve a retail rate based credit ranging from 9.5 to 15 cents per KWh. The actual bill credit amount is dependent on tariff service the customer receives as well as their willingness to transfer the renewable energy credit (REC) to NSP-Minnesota. An MPUC decision on community solar gardens, including the bill credit rate, is expected in the third quarter of 2014.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 14 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2013 for further discussion regarding the nuclear generating plants.

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

NSP-Minnesota expects that complying with these external event requirements will cost approximately $80 to $100 million at the Monticello and PI plants. The majority of these costs are expected to be capital in nature and are included in NSP-Minnesota’s capital expenditure forecasts. NSP-Minnesota believes the costs associated with compliance would be recoverable from customers through regulatory mechanisms and does not expect a material impact on its results of operations, financial position, or cash flows.

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

The removal of a federal ROFR would eliminate rights that NSP-Minnesota has under the MISO tariffs to build certain transmission projects within its footprint. In Order 1000, FERC instead required that the opportunity to build such projects would extend to competitive transmission developers. MISO made their initial compliance filings to incorporate new provisions into their tariffs regarding regional planning and cost allocation. Various parties appealed Order 1000 final rules to the D.C. Circuit. The date for a Court decision in the appeal is uncertain.

The FERC ruled on the initial regional compliance filings for MISO, directing further compliance changes. The FERC ruling prohibits ROFR provisions in the MISO tariff and Transmission Owners Agreement (TOA), except for consideration of state statutes. The MISO Transmission Owners filed an appeal of this decision. Initial filings to address interregional planning and cost allocation requirements with other regions were made by MISO and are pending action by the FERC.

Minnesota, North Dakota and South Dakota legislation preserves ROFR rights. Wisconsin has not developed such legislation. The FERC’s initial order on MISO’s compliance filing required MISO to remove proposed tariff provisions that would have recognized state ROFR rights and allowed state regulators to select the developer of a transmission project. Xcel Energy requested rehearing of this issue. The FERC has also accepted changes to MISO’s transmission cost allocation procedures that will protect the ROFR for projects needed for system reliability. MISO has proposed that the Order 1000 compliance tariffs be effective for projects approved in December 2014.

MISO Transmission Pricing — The MISO Tariff presently provides for different allocation methods for the costs of new transmission investments depending on whether the project is primarily local or regional in nature. If a project qualifies as a MVP, the costs would be fully allocated to all loads in the MISO region. MVP eligibility is generally obtained for higher voltage (345 KV and higher) projects expected to serve multiple purposes, such as improved reliability, reduced congestion, transmission for renewable energy, and load serving. Certain parties appealed the FERC MVP tariff orders to the U.S. Court of Appeals for the Seventh Circuit (Seventh Circuit). In June 2013, the Seventh Circuit upheld the FERC MVP tariff orders allocating MVP project costs regionally, but remanded the FERC decision to not apply the regional charge to transmission service transactions crossing into the PJM RTO. U.S. Supreme Court review of the Seventh Circuit decision was requested. In March 2014, the U.S. Supreme Court denied the appeal. Appeals of the regional allocation issue have thus been exhausted. The FERC has not yet taken action on the remand of the PJM allocation issue. The NSP System has certain new transmission facilities for which other customers in MISO contribute to cost recovery. Likewise, the NSP System also pays a share of the costs of projects constructed by other transmission owning entities. The transmission revenues received by the NSP System from MISO, and the transmission charges paid to MISO, associated with projects subject to regional cost allocation could be significant in future periods.

NERC Critical Infrastructure Protection (CIP) Requirements — The FERC has approved version 5 of NERC’s CIP standards. Requirements must be applied to high and medium impact assets by April 1, 2016 and to low impact assets by April 1, 2017. NSP-Minnesota is currently in the process of evaluating the new requirements and identifying initiatives needed to meet the compliance deadlines.

NERC Physical Security Requirements — In July 2014, the FERC issued a notice of proposed rulemaking (NOPR) generally proposing to adopt NERC’s proposed CIP standard related to physical security for bulk electric system facilities. However, the FERC proposed a modification to the standard that would allow certain governmental authorities, including FERC, to revise an entity’s list of critical facilities. The new standard would likely be effective in 2015. NSP-Minnesota is currently in the process of evaluating and identifying the critical facilities impacted to better determine the cost of protections necessary to meet the standard. The additional cost for compliance is anticipated to be recoverable through rates.

SPP and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO have a longstanding dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagree over MISO’s authority to transmit power over SPP transmission facilities between the traditional MISO region in the Midwest and the Entergy system. Several cases have been filed with the FERC by MISO and SPP. In March 2014, FERC issued an order setting all of the cases for settlement judge proceedings, or hearings if settlement fails. The Xcel Energy utilities have intervened in the various dockets, arguing that non-firm use by MISO should not be subject to SPP transmission charges. If SPP is successful in charging MISO for use of the SPP system, the NSP System would experience higher costs from MISO, which could be material, but SPS would collect revenues from SPP. The outcome of the JOA disputes, and the potential impact on Xcel Energy, are uncertain at this time. In June 2014, the FERC accepted a proposed tariff change by MISO to recover transmission charges imposed by SPP retroactive to Jan. 29, 2014, and set the issues for settlement judge and hearing procedures.

FERC Order 745 Vacated, Demand Response Compensation in Organized Wholesale Energy Markets (Order 745) — In 2011, the FERC issued a final rule requiring that demand resources participating in organized wholesale markets (such as MISO) be paid the locational marginal price for avoided energy consumption. Numerous parties objected to the rule. On appeal, the D.C. Circuit Court of Appeals vacated and remanded FERC’s order. The Court found that the order was an impermissible intrusion by the FERC into retail electric matters reserved to the states. The FERC has requested rehearing en banc (review by the entire appeals court panel) and that request remains pending. After issuance of the Court’s decision, FirstEnergy Service Company (FirstEnergy) filed a complaint requesting FERC to require PJM to remove all portions of the PJM Tariff allowing or requiring PJM to include demand response as suppliers to PJM’s wholesale markets. This complaint also remains pending. Neither the Court’s vacatur of Order 745 nor FirstEnergy’s complaint against PJM have material implications for NSP-Minnesota and NSP-Wisconsin at this time. However, these actions create uncertainty regarding future participation of demand resources in the MISO wholesale organized market.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2014, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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
4.01*
Supplemental Trust Indenture dated as of May 1, 2014 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300 million principal amount of 4.125 percent First Mortgage Bonds, Series due May 15, 2044. (Exhibit 4.01 to NSP-Minnesota’s Form 8-K dated May 13, 2014 (file no. 001-31387)).

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
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

Aug. 1, 2014	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director