Form 10-Q
period 2014-09-30
NORTHERN STATES POWER CO
filed 2014-10-31
CIK 1123852

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 31, 2014
Common Stock, $0.01 par value	1,000,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
Operating revenues
Electric, non-affiliates	$1,004,863	$1,077,545	$2,835,737	$2,778,954
Electric, affiliates	116,192	79,589	354,515	300,725
Natural gas	62,339	53,724	528,252	396,461
Other	6,819	6,618	20,794	19,416
Total operating revenues	1,190,213	1,217,476	3,739,298	3,495,556

Operating expenses
Electric fuel and purchased power	411,621	465,106	1,264,834	1,270,185
Cost of natural gas sold and transported	31,416	23,481	368,724	247,018
Cost of sales — other	4,435	4,122	12,736	11,536
Operating and maintenance expenses	296,707	294,831	902,808	854,533
Conservation program expenses	32,589	23,699	99,497	69,756
Depreciation and amortization	102,841	89,228	303,932	302,048
Taxes (other than income taxes)	57,859	52,489	175,034	158,624
Total operating expenses	937,468	952,956	3,127,565	2,913,700

Operating income	252,745	264,520	611,733	581,856

Other (expense) income, net	(484)	(1,147)	1,049	3
Allowance for funds used during construction — equity	6,296	9,291	17,555	31,892

Interest charges and financing costs
Interest charges — includes other financing costs of $1,651, $1,649, $4,863 and $4,687 respectively	51,183	50,307	147,724	141,898
Allowance for funds used during construction — debt	(2,808)	(4,331)	(7,993)	(14,327)
Total interest charges and financing costs	48,375	45,976	139,731	127,571

Income before income taxes	210,182	226,688	490,606	486,180
Income taxes	75,713	71,582	172,507	151,408
Net income	$134,469	$155,106	$318,099	$334,772

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2014	2013	2014	2013
Net income	$134,469	$155,106	$318,099	$334,772

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $5, $16, $13 and $48, respectively	5	22	16	67

Derivative instruments:
Net fair value (decrease) increase, net of tax of $(17), $6, $(13) and $(2), respectively	(25)	14	(19)	(5)
Reclassification of losses to net income, net of tax of $154, $145, $425 and $421, respectively	187	192	580	580
	162	206	561	575
Marketable securities:
Net fair value increase, net of tax of $1, $77, $27 and $55, respectively	2	112	39	80

Other comprehensive income	169	340	616	722
Comprehensive income	$134,638	$155,446	$318,715	$335,494

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2014	2013
Operating activities
Net income	$318,099	$334,772
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	308,058	306,003
Nuclear fuel amortization	92,278	76,447
Deferred income taxes	141,331	106,619
Amortization of investment tax credits	(1,368)	(2,010)
Allowance for equity funds used during construction	(17,555)	(31,892)
Net realized and unrealized hedging and derivative transactions	3,667	(4,856)
Changes in operating assets and liabilities:
Accounts receivable	(50,666)	(73,538)
Accrued unbilled revenues	62,776	22,053
Inventories	(19,841)	(32,950)
Other current assets	(10,669)	29,509
Accounts payable	(73,307)	33,623
Net regulatory assets and liabilities	95,605	27,368
Other current liabilities	51,371	126,474
Pension and other employee benefit obligations	(46,727)	(63,513)
Change in other noncurrent assets	34,138	13,886
Change in other noncurrent liabilities	(16,190)	(5,795)
Net cash provided by operating activities	871,000	862,200

Investing activities
Utility capital/construction expenditures	(864,501)	(1,157,110)
Proceeds from insurance recoveries	6,000	90,000
Allowance for equity funds used during construction	17,555	31,892
Purchases of investments in external decommissioning fund	(499,493)	(1,177,398)
Proceeds from the sale of investments in external decommissioning fund	494,554	1,172,597
Investments in utility money pool arrangement	(397,000)	(29,000)
Repayments from utility money pool arrangement	389,000	29,000
Other, net	(893)	(1,000)
Net cash used in investing activities	(854,778)	(1,041,019)

Financing activities
Repayments of short-term borrowings, net	(131,000)	(188,000)
Borrowings under utility money pool arrangement	333,000	718,000
Repayments under utility money pool arrangement	(367,000)	(663,000)
Proceeds from issuance of long-term debt	295,356	394,806
Capital contributions from parent	95,028	110,102
Dividends paid to parent	(192,241)	(176,755)
Net cash provided by financing activities	33,143	195,153

Net change in cash and cash equivalents	49,365	16,334
Cash and cash equivalents at beginning of period	42,920	28,842
Cash and cash equivalents at end of period	$92,285	$45,176

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(151,002)	$(141,916)
Cash paid for income taxes, net	(16,087)	(10,190)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$206,549	$142,359

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2014	Dec. 31, 2013
Assets
Current assets
Cash and cash equivalents	$92,285	$42,920
Accounts receivable, net	342,459	284,532
Accounts receivable from affiliates	12,508	19,769
Investments in utility money pool arrangement	8,000	—
Accrued unbilled revenues	192,636	255,412
Inventories	299,803	279,915
Regulatory assets	222,082	207,467
Derivative instruments	82,565	66,726
Deferred income taxes	91,723	80,095
Prepayments and other	120,008	118,036
Total current assets	1,464,069	1,354,872

Property, plant and equipment, net	11,059,789	10,589,522

Other assets
Nuclear decommissioning fund and other investments	1,718,664	1,655,356
Regulatory assets	955,427	990,204
Derivative instruments	12,835	36,881
Other	36,055	68,060
Total other assets	2,722,981	2,750,501
Total assets	$15,246,839	$14,694,895

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250,013	$2
Short-term debt	—	131,000
Borrowings under utility money pool arrangement	—	34,000
Accounts payable	453,495	554,265
Accounts payable to affiliates	65,972	65,941
Regulatory liabilities	159,888	101,795
Taxes accrued	212,571	195,734
Accrued interest	45,045	59,846
Dividends payable to parent	67,210	58,752
Derivative instruments	14,169	13,066
Other	149,761	104,544
Total current liabilities	1,418,124	1,318,945

Deferred credits and other liabilities
Deferred income taxes	2,418,018	2,253,915
Deferred investment tax credits	27,934	29,202
Regulatory liabilities	441,312	430,999
Asset retirement obligations	1,799,955	1,732,763
Derivative instruments	136,364	151,651
Pension and employee benefit obligations	260,527	307,282
Other	112,309	100,614
Total deferred credits and other liabilities	5,196,419	5,006,426

Commitments and contingencies
Capitalization
Long-term debt	3,938,458	3,888,730
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2014 and Dec. 31, 2013, respectively	10	10
Additional paid in capital	2,961,632	2,866,603
Retained earnings	1,753,309	1,635,910
Accumulated other comprehensive loss	(21,113)	(21,729)
Total common stockholder’s equity	4,693,838	4,480,794
Total liabilities and equity	$15,246,839	$14,694,895
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2014 and Dec. 31, 2013; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2014 and 2013; and its cash flows for the nine months ended Sept. 30, 2014 and 2013. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2014 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2013 balance sheet information has been derived from the audited 2013 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2013, filed with the SEC on Feb. 24, 2014. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2014	Dec. 31, 2013
Accounts receivable, net
Accounts receivable	$363,392	$304,748
Less allowance for bad debts	(20,933)	(20,216)
	$342,459	$284,532

(Thousands of Dollars)	Sept. 30, 2014	Dec. 31, 2013
Inventories
Materials and supplies	$155,743	$144,140
Fuel	84,113	81,971
Natural gas	59,947	53,804
	$299,803	$279,915

(Thousands of Dollars)	Sept. 30, 2014	Dec. 31, 2013
Property, plant and equipment, net
Electric plant	$14,176,125	$13,530,767
Natural gas plant	1,119,309	1,092,314
Common and other property	509,956	503,168
Construction work in progress	893,581	902,820
Total property, plant and equipment	16,698,971	16,029,069
Less accumulated depreciation	(5,954,356)	(5,783,658)
Nuclear fuel	2,250,140	2,186,799
Less accumulated amortization	(1,934,966)	(1,842,688)
	$11,059,789	$10,589,522

4.	Income Taxes

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

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Sept. 30, 2014, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $10 million of income tax expense for the 2009 through 2011 claims and the anticipated claim for 2013. Xcel Energy is continuing to work through the audit process, but the outcome and timing of a resolution is uncertain.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2014	Dec. 31, 2013
Unrecognized tax benefit — Permanent tax positions	$5.3	$8.5
Unrecognized tax benefit — Temporary tax positions	16.1	16.7
Total unrecognized tax benefit	$21.4	$25.2

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2014	Dec. 31, 2013
NOL and tax credit carryforwards	$(12.6)	$(12.4)

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

The NSP-Minnesota electric rate case initially reflected a requested increase in revenues of approximately $193 million or 6.9 percent in 2014 and an additional $98 million or 3.5 percent in 2015. The request includes a proposed rate moderation plan for 2014 and 2015. After reflecting interim rate adjustments, NSP-Minnesota requested a rate increase of $127 million or 4.6 percent in 2014 and an incremental rate increase of $164 million or 5.6 percent in 2015.

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

In December 2013, the MPUC approved interim rates of $127 million, effective Jan. 3, 2014, subject to refund. The MPUC determined that the costs of Sherco Unit 3 would be allowed in interim rates, and that NSP-Minnesota’s request to accelerate the depreciation reserve amortization was a permissible adjustment to its interim rate request.

In August 2014, the evidentiary hearing was completed. As a result of discussions between NSP-Minnesota and intervening parties, the outstanding issues were further narrowed and the following were agreed upon:

•	NSP-Minnesota and the Minnesota Department of Commerce (DOC) have agreed to true-up the sales forecast to 12 months of actual weather normalized sales for 2014.

•
NSP-Minnesota and the DOC agreed to a property tax adjustment of $9 million, based on an assumed 2014 property tax forecast of $141 million. The parties also agreed to a limited true-up mechanism in which NSP-Minnesota would recover actual 2014 property taxes up to $145 million.

•
NSP-Minnesota agreed with the Minnesota Chamber of Commerce recommendation regarding deferral of the 2014 Monticello EPU depreciation expense and amortization of the depreciation over the remaining life of the plant.

NSP-Minnesota revised its requested rate increase to $142.2 million for 2014 and to $106.0 million for 2015, for a total combined increase of $248.2 million.

The following table summarizes the DOC’s and NSP-Minnesota’s recommendations and includes the estimated impact of certain agreed-upon true-up adjustments:

2014 Rate Request (Millions of Dollars)	DOC	NSP-Minnesota
NSP-Minnesota’s filed rate request	$192.7	$192.7
Sales forecast	(43.2)	(15.8)
ROE	(36.2)	—
Monticello EPU cost recovery	(33.9)	—
Monticello EPU depreciation deferral	—	(12.2)
Property taxes	(9.0)	(9.0)
PI EPU	(5.1)	(5.1)
Health care, pension and other benefits	(11.4)	(1.9)
Other, net	(8.0)	(6.5)
Total recommendation 2014 — unadjusted	$45.9	$142.2
Estimated true-up adjustments:
Sales forecast	$18.3	$(9.1)
Property taxes	3.9	3.9
Total recommendation 2014 — adjusted	$68.1	$137.0

2015 Rate Request (Millions of Dollars)	DOC	NSP-Minnesota
NSP-Minnesota’s filed rate request	$98.5	$98.5
Monticello EPU cost recovery	29.1	—
Monticello EPU cost disallowance (a)	(10.2)	—
Excess depreciation reserve adjustment (b)	(22.7)	—
Depreciation	(17.5)	—
Monticello EPU depreciation deferral	—	1.6
Monticello EPU step increase	—	10.1
Property taxes	(3.3)	(3.3)
Production tax credits to be included in base rates	(11.1)	(11.1)
DOE settlement proceeds	10.1	10.1
Emission chemicals	(1.6)	(1.6)
Other, net	(4.8)	1.7
Total recommendation 2015 step increase	$66.5	$106.0

Unadjusted cumulative total for 2014 and 2015 step increase	$112.4	$248.2

Estimated adjusted cumulative total for 2014 and 2015 step increase	$134.6	$243.0

(a)
In July 2014, the DOC recommended a disallowance of recovery of approximately $71.5 million of project costs on a Minnesota jurisdictional basis. This equates to a total NSP System disallowance of approximately $94 million. This would reduce NSP-Minnesota’s revenue requirement by approximately $10.2 million in 2015.

(b)	Adjustment is due to timing differences and/or methodology of accelerating amortization of the excess depreciation reserve over three years.

NSP-Minnesota’s revised rate request, moderation plan, interim rate adjustments and impacts on expenses are detailed below:

(Millions of Dollars)	2014	Percentage Increase	2015	Percentage Increase
Rebuttal pre-moderation deficiency	$250.6		$67.8
Evidentiary hearing adjustments	(27.3)		11.0
Revised pre-moderation deficiency	223.3		78.8
Moderation plan:
Excess depreciation reserve	(81.1)		52.9
DOE settlement proceeds	—		(25.7)
Revised rate request	142.2	5.1%	106.0	3.8%
Interim rate adjustments	(65.3)		65.3
PI EPU	4.8		(4.8)
Revenue impact (a)	81.7		166.5
Excess depreciation reserve	81.1		(45.7)
Sales forecast (b)	(9.1)		—
DOE settlement proceeds	—		25.7
Estimated impact of request on operating income	$153.7		$146.5

(a)
NSP-Minnesota’s total revenue for 2014 is capped at the interim rate level of $127 million and pre-tax operating income is capped at $208 million. This table demonstrates the impact of reducing NSP-Minnesota’s rebuttal request.

(b)
NSP-Minnesota and the DOC have agreed to a sales true-up based on weather normalized sales for 2014, using standard weather coefficients. NSP-Minnesota periodically adjusts the coefficients in periods of extreme weather conditions to enhance weather impact estimates. As a result of the difference in the two methodologies, currently, approximately $9.1 million of revenue that NSP-Minnesota attributed to weather would be considered normal sales growth using the standard weather coefficients. The refund for the full year could vary from the estimate as of Sept. 30, 2014, depending on weather conditions.

NSP-Minnesota recorded a current regulatory liability representing the current best estimate of a refund obligation associated with interim rates as of Sept. 30, 2014.

The next step in the procedural schedule is expected to be the Administrative Law Judge (ALJ) Report on Dec. 26, 2014. The MPUC is expected to deliberate on March 26, 2015. A final MPUC order is anticipated in the second quarter of 2015.

Nuclear Project Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello LCM/EPU project. The multi-year project extended the life of the facility and increased the capacity from 600 to 671 megawatts (MW). Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes allowance for funds used during construction (AFUDC). Project expenditures were initially estimated in 2008 at approximately $320 million, excluding AFUDC.

In 2013, the MPUC initiated an investigation to determine whether the final costs for the Monticello LCM/EPU project were prudent.

NSP-Minnesota filed a report to support the change and prudence of the incurred costs. The filing indicated the increase in costs was primarily attributable to three factors: (1) the original estimate was based on a high level conceptual design and the project scope increased as the actual conditions of the plant were incorporated into the design; (2) implementation difficulties, including the amount of work that occurred in confined and radioactive or electrically sensitive spaces and NSP-Minnesota’s and its vendors’ ability to attract and retain experienced workers; and (3) additional Nuclear Regulatory Commission (NRC) licensing related requests over the five-plus year application process.

The cost deviation is in line with similar nuclear upgrade projects undertaken by other utilities. In addition, the project remains economically beneficial to customers. NSP-Minnesota has received all necessary licenses from the NRC for the Monticello EPU, and has begun the process to comply with the license requirements for higher power levels, subject to NRC oversight and review. As part of the review process, in October 2014 NSP-Minnesota received approval for ascension to higher EPU levels which is expected to recommence during the fourth quarter.

In July 2014, the DOC filed testimony and recommended a disallowance of recovery of approximately $71.5 million of project costs on a Minnesota jurisdictional basis. This equates to a total NSP System disallowance of approximately $94 million.

The DOC’s recommendation indicated that although the combined LCM/EPU project is cost effective, NSP-Minnesota should have done a better job of estimating initial project costs of the investments required to achieve 71 MW of additional capacity (i.e., EPU costs) as opposed to investments required to extend the life of the plant. They asserted that approximately 85 percent of the total $665 million in costs were associated with project components required solely to achieve the EPU.

In August 2014, the Office of Attorney General (OAG) filed rebuttal testimony and recommended a disallowance of recovery of $321 million for the entire NSP System (based on a total capitalized cost of $748 million), and no return on $107 million. The recommended disallowance is primarily based on criticism of NSP-Minnesota’s management of the project.

NSP-Minnesota believes the costs of the project were prudent and its decisions and actions do not warrant a disallowance. NSP-Minnesota’s testimony is summarized as follows:

•	The plant is cost-effective for customers;

•	The project benefits include providing carbon-free generation through a life extension and uprate of the plant for an installed capacity of about $1,000 per kilowatt;

•	The DOC was incorrect in its analysis that 85 percent of the expenditures were associated with the uprate; and

•	NSP-Minnesota made prudent decisions based on the information available at the time the decisions were made.

The next steps in the procedural schedule are expected to be as follows:

•	Initial Briefs — Oct. 31, 2014;

•	Reply Briefs — Nov. 21, 2014;

•	ALJ Report — Dec. 31, 2014; and

•	MPUC Deliberation — March 6, 2015.

A final MPUC order is anticipated in the second quarter of 2015. The MPUC decision for the Monticello prudence review is expected to be reflected in the final results of NSP-Minnesota’s pending Minnesota 2014 Multi-Year electric rate case.

Electric, Purchased Gas and Resource Adjustment Clauses

Gas Utility Infrastructure Cost (GUIC) Rider — In August 2014, NSP-Minnesota filed a GUIC rider with the MPUC for approval to recover the cost of natural gas infrastructure investments in Minnesota to improve safety and reliability. Costs include funding for pipeline assessment and system upgrades in 2015 and beyond, as well as deferred costs from NSP-Minnesota’s existing sewer separation and pipeline integrity management programs. Sewer separation costs stem from the inspection of sewer lines and the redirection of gas pipes in the event their paths are in conflict. NSP-Minnesota is requesting recovery of approximately $14.9 million from Minnesota gas utility customers beginning Jan. 1, 2015, including $4.8 million of deferred sewer separation and integrity management costs which is the 2015 portion of a five year amortization. In October 2014, the DOC recommended approval of NSP-Minnesota’s request for recovery of the GUIC rider, using the capital structure and cost of capital proposed in the current electric case and a five year amortization period for the deferred costs. An MPUC decision is anticipated by the end of 2014.

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

At this time, the case is in the discovery phase and further procedure scheduling may be established during the fourth quarter of 2014. In November 2014, NSP-Minnesota plans to file a request with the SDPUC for interim rates, effective Jan. 1, 2015. Final rates are anticipated to be effective in the first quarter of 2015.

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

In January 2014, Xcel Energy filed an answer to the complaint asserting that the 9.15 percent ROE would be unreasonable and that the complainants failed to demonstrate the NSP System equity capital structure was unreasonable. The MISO transmission owners separately answered the complaint, arguing the complaint should be dismissed.

In June 2014, the FERC issued an order in a different ROE proceeding adopting a new ROE methodology for electric utilities. The new ROE methodology requires electric utilities to use a two-step discounted cash flow analysis to estimate cost of equity that incorporates both short-term and long-term growth projections.

In October 2014, the FERC upheld the determination of the long term growth rate to be used together with a short term growth rate in its new ROE methodology. The FERC separately set the ROE complaint against the MISO transmission owners for settlement judge and hearing procedures, which are expected to begin later this year. The FERC directed parties to apply this methodology, but denied the complaints related to equity capital structures and ROE adders. The FERC established a Nov. 12, 2013 refund effective date. NSP-Minnesota recorded a current regulatory liability representing the current best estimate of a refund obligation associated with the new ROE as of Sept. 30, 2014. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $5 million and $7 million annually for NSP-Minnesota and NSP-Wisconsin.

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

NSP-Minnesota had approximately 1,069 MW of capacity under long-term PPAs as of Sept. 30, 2014 and Dec. 31, 2013 with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2028.

Guarantees — Under NSP-Minnesota’s railcar lease agreement, accounted for as an operating lease, NSP-Minnesota guarantees the lessor proceeds from sale of the leased assets at the end of the lease term will at least equal the guaranteed residual value. The guarantee issued by NSP-Minnesota limits its exposure to a maximum amount stated in the guarantee; however, NSP-Minnesota expects sale proceeds to exceed the guaranteed amount. This lease agreement expires in 2019.

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	Sept. 30, 2014	Dec. 31, 2013
Guarantees issued and outstanding	$4.9	$9.2

Environmental Contingencies

Environmental Requirements

Water and waste
Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In June 2013, the U.S. Environmental Protection Agency (EPA) published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. The final rule is now expected in September 2015. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017, but no later than July 2022. The impact of this rule on NSP-Minnesota is uncertain at this time.

Federal CWA Section 316(b) — Section 316(b) of the federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. The EPA published the final 316(b) rule in August 2014. The rule prescribes technology for protecting fish that get stuck on plant intake screens (known as impingement) and describes a process for site-specific determinations by each state for sites that must protect the small aquatic organisms that pass through the intake screens into the plant cooling systems (known as entrainment). The timing of compliance with the requirements will vary from plant-to-plant since the new rule does not have a final compliance deadline. NSP-Minnesota estimates the likely cost for complying with impingement requirements is approximately $42 million. NSP-Minnesota believes at least four plants could be required by state regulators to make improvements to reduce entrainment. The exact cost of the entrainment improvements is uncertain, but could be up to $180 million depending on the outcome of certain entrainment studies and cost-benefit analyses. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

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

GHG Emission Standard for Existing Sources — In June 2014, the EPA published its proposed rule on GHG emission standards for existing power plants. Comments are due to the EPA on Dec. 1, 2014 and a final rule is anticipated in June 2015. Following adoption of the final rule, states must develop implementation plans by June 2016, with the possibility of an extension to June 2017 (June 2018 if submitting a joint plan with other states). Among other things, the proposed rule would require that state plans include enforceable measures to ensure emissions from existing power plants in the state achieve the EPA’s state-specific interim (2020-2029) and final (2030 and thereafter) emission performance targets. The plan will likely require additional emission reductions in states in which NSP-Minnesota operates. It is not possible to evaluate the impact of existing source standards until the EPA promulgates a final rule and states have adopted their applicable state plans.

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

GHG NSPS for Modified and Reconstructed Power Plants — In June 2014, the EPA published a proposed NSPS that would apply to GHG emissions from power plants that are modified or reconstructed. A final rule is anticipated in June 2015. A modification is a change to an existing source that increases the maximum achievable hourly rate of emissions. A reconstruction involves the replacement of components at a unit to the extent that the capital cost of the new components exceeds 50 percent of the capital cost of an entirely new comparable unit. The proposed standards would not require installation of CCS technology. Instead, the proposed standard for coal-fired power plants would require a combination of best operating practices and equipment upgrades. The proposal for gas-fired power plants would require emissions standards based on efficient combined cycle technology. It is not possible to evaluate the impact of these proposed standards until the final requirements are known. In addition, it is not clear whether these requirements, once adopted, would apply to future changes at NSP-Minnesota’s power plants.

Cross-State Air Pollution Rule (CSAPR) — In 2011, the EPA issued the CSAPR to address long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States, including Minnesota. The CSAPR set more stringent requirements than the proposed Clean Air Transport Rule. The rule also creates an emissions trading program.

In August 2012, the D.C. Circuit vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule (CAIR) pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that will now need to be considered on remand. In June 2014, the EPA filed a motion with the D.C. Circuit asking it to lift the stay of the CSAPR. The EPA requested the CSAPR’s 2012 compliance obligations be imposed starting in January 2015. The D.C. Circuit granted the EPA’s motion in October 2014. In addition, the D.C. Circuit set a briefing schedule and plans to hear arguments on the remaining issues in the case in March 2015.

NSP-Minnesota can operate within its CSAPR emission allowance allocations, particularly given the cessation of coal operations at Black Dog Units 3 and 4 in early 2015. CSAPR compliance in 2015 is not expected to have a material impact on the results of operations, financial position or cash flows. The EPA will begin to administer the CSAPR in 2015.

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

In 2009, the Minnesota Pollution Control Agency (MPCA) approved a SIP and submitted it to the EPA for approval. The MPCA’s source-specific BART limits for Sherco Units 1 and 2 require combustion controls for NOx and scrubber upgrades for SO2. The MPCA concluded selective catalytic reduction (SCRs) should not be required because the minor visibility benefits derived from SCRs do not outweigh the substantial costs. The combustion controls have been installed and the scrubber upgrades, to be completed by January 2015, are underway. These emission controls are projected to cost approximately $50 million, of which $45.8 million has already been spent. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

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

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA’s approval of the SIP to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). NSP-Minnesota and other regulated parties were denied intervention. In June 2013, the Eighth Circuit ordered this case to be held in abeyance until the U.S. Supreme Court decided the CSAPR case. In October 2014, the Eighth Circuit set a briefing schedule. The case will be briefed by early 2015. An argument date has not been set. If this litigation ultimately results in further EPA proceedings concerning the SIP, such proceedings may consider whether SCRs should be required for Sherco Units 1 and 2.

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

In June 2014, the EPA and the plaintiffs lodged a consent decree with the District Court. The consent decree recites it will be subject to public comment. The EPA will then evaluate comments and determine whether to enter the consent decree with the District Court. The consent decree establishes a schedule whereby the EPA would issue a proposal on Feb. 27, 2015, determining whether visibility impairment in the national parks is reasonably attributable to Sherco Units 1 and 2. If the EPA determines that it is, the consent decree requires the EPA to make a final RAVI BART determination for these units by Aug. 31, 2015. If the EPA determines that it is not, the EPA would not determine BART for Sherco Units 1 and 2. NSP-Minnesota filed comments opposing the proposed consent decree and will object to its entry given NSP-Minnesota’s right to intervene in the litigation and thus participate in the negotiation of any purported settlement of the case.

Revisions to National Ambient Air Quality Standards (NAAQS) for PM — In December 2012, the EPA lowered the primary health-based NAAQS for annual average fine PM and retained the current daily standard for fine PM. In areas where NSP-Minnesota operates power plants, current monitored air concentrations are below the level of the final annual primary standard. In August 2014, EPA issued its proposed designations, which did not include areas in any states in which NSP-Minnesota operates. The EPA is expected to finalize its designation of non-compliant locations by December 2014. States would then study the sources of the nonattainment and make emission reduction plans to attain the standards. It is not possible to evaluate the impact of this regulation further until the final designations have been made.

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

Employment, Tort and Commercial Litigation

Merricourt Wind Project Litigation — In April 2011, NSP-Minnesota terminated its agreements with enXco Development Corporation (enXco) for the development of a 150 MW wind project in southeastern North Dakota. NSP-Minnesota’s decision to terminate the agreements was based in part on enXco’s nonperformance of certain other conditions, including failure to obtain a Certificate of Site Compatibility and the failure to close on the contracts by an agreed upon date of March 31, 2011. In May 2011 enXco filed a lawsuit in the U.S. District Court in Minnesota seeking approximately $240 million for an alleged breach of contract. In April 2013, the U.S. District Court granted NSP-Minnesota’s motion for summary judgment and entered judgment in its favor. enXco subsequently appealed to the Eighth Circuit, which affirmed the U.S. District Court’s decision in July 2014. enXco has elected not to challenge this decision within the required time period which brings this matter to a close.

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

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million. In January 2014, the United States proposed, and NSP-Minnesota accepted, an extension to the settlement agreement which will allow NSP-Minnesota to recover spent fuel storage costs through 2016. The extension does not address costs for used fuel storage after 2016; such costs could be the subject of future litigation. NSP-Minnesota has received a total of $181.9 million of settlement proceeds as of Sept. 30, 2014. NSP-Minnesota’s next claim submission, in the amount of $33.6 million, was filed May 15, 2014, for costs incurred in 2013. In August 2014, the DOE accepted the claim for $32.8 million and NSP-Minnesota expects to receive payment in November 2014. Amounts received from the installments, except for approved reductions such as legal costs, will be subsequently returned to customers through a reduction of future rate increases or credited through another regulatory mechanism.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$250	$250
Amount outstanding at period end	—	34
Average amount outstanding	0.2	42
Maximum amount outstanding	20	211
Weighted average interest rate, computed on a daily basis	0.26%	0.14%
Weighted average interest rate at period end	N/A	0.25

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$500	$500
Amount outstanding at period end	—	131
Average amount outstanding	31	97
Maximum amount outstanding	96	347
Weighted average interest rate, computed on a daily basis	0.24%	0.34%
Weighted average interest rate at period end	N/A	0.25

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

Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Minnesota must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit facility. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At Sept. 30, 2014, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500.0	$23.9	$476.1

(a)	Credit facility has been amended to expire in October 2019.

(b)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at Sept. 30, 2014 and Dec. 31, 2013.

Amended Credit Agreement — On Oct. 14, 2014, NSP-Minnesota entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with an extension of maturity from July 2017 to October 2019. The borrowing limit for NSP-Minnesota remained at $500 million. The Eurodollar borrowing margin on the line of credit ranges from 87.5 to 175 basis points per year based on applicable long-term credit ratings. The commitment fee, calculated on the unused portion of the line of credit, ranges from 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

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

Unrealized gains for the nuclear decommissioning fund were $287.5 million and $240.3 million at Sept. 30, 2014 and Dec. 31, 2013, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $58.8 million and $58.5 million at Sept. 30, 2014 and Dec. 31, 2013, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at Sept. 30, 2014 and Dec. 31, 2013:

	Sept. 30, 2014
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$14,972	$14,972	$—	$—	$14,972
Commingled funds	469,608	—	471,388	—	471,388
International equity funds	78,812	—	85,856	—	85,856
Private equity investments	74,222	—	—	97,004	97,004
Real estate	45,075	—	—	63,973	63,973
Debt securities:
Government securities	34,379	—	29,726	—	29,726
U.S. corporate bonds	80,196	—	79,248	—	79,248
International corporate bonds	17,696	—	17,613	—	17,613
Municipal bonds	235,751	—	240,907	—	240,907
Asset-backed securities	9,226	—	9,347	—	9,347
Mortgage-backed securities	23,554	—	23,696	—	23,696
Equity securities:
Common stock	377,287	555,711	—	—	555,711
Total	$1,460,778	$570,683	$957,781	$160,977	$1,689,441

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $29.2 million of miscellaneous investments.

	Dec. 31, 2013
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33,281	$33,281	$—	$—	$33,281
Commingled funds	457,986	—	452,227	—	452,227
International equity funds	78,812	—	81,671	—	81,671
Private equity investments	52,143	—	—	62,696	62,696
Real estate	45,564	—	—	57,368	57,368
Debt securities:
Government securities	34,304	—	27,628	—	27,628
U.S. corporate bonds	80,275	—	83,538	—	83,538
International corporate bonds	15,025	—	15,358	—	15,358
Municipal bonds	241,112	—	232,016	—	232,016
Equity securities:
Common stock	406,695	581,243	—	—	581,243
Total	$1,445,197	$614,524	$892,438	$120,064	$1,627,026

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $28.3 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three and nine months ended Sept. 30, 2014 and 2013:

(Thousands of Dollars)	July 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	Sept. 30, 2014
Private equity investments	$81,123	$11,125	$—	$4,756	$—	$97,004
Real estate	65,658	1,530	(5,876)	2,661	—	63,973
Total	$146,781	$12,655	$(5,876)	$7,417	$—	$160,977

(Thousands of Dollars)	July 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	Sept. 30, 2013
Private equity investments	$45,590	$6,790	$—	$94	$—	$52,474
Real estate	38,140	11,288	—	1,928	—	51,356
Total	$83,730	$18,078	$—	$2,022	$—	$103,830

(Thousands of Dollars)	Jan. 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3	Sept. 30, 2014
Private equity investments	$62,696	$22,078	$—	$12,230	$—	$97,004
Real estate	57,368	5,386	(5,876)	7,095	—	63,973
Total	$120,064	$27,464	$(5,876)	$19,325	$—	$160,977

(Thousands of Dollars)	Jan. 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Liabilities	Transfers Out of Level 3 (a)	Sept. 30, 2013
Private equity investments	$33,250	$15,344	$—	$3,880	$—	$52,474
Real estate	39,074	18,106	(9,022)	3,198	—	51,356
Asset-backed securities	2,067	—	—	—	(2,067)	—
Mortgage-backed securities	30,209	—	—	—	(30,209)	—
Total	$104,600	$33,450	$(9,022)	$7,078	$(32,276)	$103,830

(a)	Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at Sept. 30, 2014:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$29,726	$29,726
U.S. corporate bonds	303	15,878	62,985	82	79,248
International corporate bonds	—	4,266	13,347	—	17,613
Municipal bonds	807	34,188	41,744	164,168	240,907
Asset-backed securities	—	—	3,546	5,801	9,347
Mortgage-backed securities	—	—	—	23,696	23,696
Debt securities	$1,110	$54,332	$121,622	$223,473	$400,537

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

Commodity Derivatives — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale, FTRs, vehicle fuel, and weather.

At Sept. 30, 2014, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2014 and 2013.

At Sept. 30, 2014, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at Sept. 30, 2014 and Dec. 31, 2013:

(Amounts in Thousands) (a)(b)	Sept. 30, 2014	Dec. 31, 2013
Megawatt hours of electricity	64,032	52,107
Million British thermal units of natural gas	5,702	2,470
Gallons of vehicle fuel	182	265

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2014 and 2013 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended Sept. 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$350	(a)	$—		$—
Vehicle fuel and other commodity	(42)	—	(9)	(b)	—		—
Total	$(42)	$—	$341		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(1,656)	(c)
Electric commodity	—	(2,212)	—		5,457	(d)	—
Natural gas commodity	—	(303)	—		—		—
Total	$—	$(2,515)	$—		$5,457		$(1,656)

	Nine Months Ended Sept. 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,038	(a)	$—		$—
Vehicle fuel and other commodity	(32)	—	(33)	(b)	—		—
Total	$(32)	$—	$1,005		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1,266	(c)
Electric commodity	—	(13,660)	—		(18,930)	(d)	—
Natural gas commodity	—	7,105	—		(9,306)	(e)	(580)	(e)
Other commodity	—	—	—		—		643	(c)
Total	$—	$(6,555)	$—		$(28,236)		$1,329

	Three Months Ended Sept. 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$350	(a)	$—		$—
Vehicle fuel and other commodity	20	—	(13)	(b)	—		—
Total	$20	$—	$337		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$7,094	(c)
Electric commodity	—	921	—		9,823	(d)	—
Natural gas commodity	—	(49)	—		—		—
Total	$—	$872	$—		$9,823		$7,094

	Nine Months Ended Sept. 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,038	(a)	$—		$—
Vehicle fuel and other commodity	(7)	—	(37)	(b)	—		—
Total	$(7)	$—	$1,001		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$9,371	(c)
Electric commodity	—	61,314	—		(38,816)	(d)	—
Natural gas commodity	—	(47)	—		—		—
Total	$—	$61,267	$—		$(38,816)		$9,371

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At Sept. 30, 2014, eight of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $21.4 million or 22 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. The remaining two significant counterparties, comprising $6.4 million or six percent of this credit exposure, was not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2014:

	Sept. 30, 2014
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$2	$—	$2	$(2)	$—
Other derivative instruments:
Commodity trading	—	18,912	4,609	23,521	(5,395)	18,126
Electric commodity	—	—	48,883	48,883	(2,099)	46,784
Natural gas commodity	—	3,736	—	3,736	—	3,736
Total current derivative assets	$—	$22,650	$53,492	$76,142	$(7,496)	68,646
PPAs (a)						13,919
Current derivative instruments						$82,565
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$13,269	$—	$13,269	$(2,408)	$10,861
Total noncurrent derivative assets	$—	$13,269	$—	$13,269	$(2,408)	10,861
PPAs (a)						1,974
Noncurrent derivative instruments						$12,835
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$2	$—	$2	$(2)	$—
Other derivative instruments:
Commodity trading	—	9,758	—	9,758	(9,336)	422
Electric commodity	—	—	2,099	2,099	(2,099)	—
Total current derivative liabilities	$—	$9,760	$2,099	$11,859	$(11,437)	422
PPAs (a)						13,747
Current derivative instruments						$14,169
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$3	$—	$3	$—	$3
Other derivative instruments:
Commodity trading	—	3,066	—	3,066	(2,408)	658
Total noncurrent derivative liabilities	$—	$3,069	$—	$3,069	$(2,408)	661
PPAs (a)						135,703
Noncurrent derivative instruments						$136,364

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2014. At Sept. 30, 2014, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $3.9 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2014 and 2013:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2014	2013
Balance at July 1	$71,452	$47,218
Purchases	1,159	155
Settlements	(11,685)	(9,342)
Transfers out of Level 3	(1,093)	—
Net transactions recorded during the period:
Gains recognized in earnings (a)	1,480	4,008
Losses recognized as regulatory assets and liabilities	(9,920)	(571)
Balance at Sept. 30	$51,393	$41,468

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2014	2013
Balance at Jan. 1	$31,727	$16,649
Purchases	82,848	51,541
Settlements	(84,449)	(30,294)
Transfers out of Level 3	(1,093)	—
Net transactions recorded during the period:
Gains recognized in earnings (a)	8,917	3,729
Gains (losses) recognized as regulatory assets and liabilities	13,443	(157)
Balance at Sept. 30	$51,393	$41,468

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. The transfer of amounts from Level 3 to Level 2 in the three and nine months ended Sept. 30, 2014 was due to the valuation of certain long-term derivative contracts for which observable commodity pricing forecasts became a more significant input during the period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2013.

Fair Value of Long-Term Debt

As of Sept. 30, 2014 and Dec. 31, 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2014		Dec. 31, 2013
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,188,471	$4,655,826	$3,888,732	$4,099,745

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

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2014	2013	2014	2013
Interest income	$247	$389	$4,001	$4,041
Other nonoperating income	25	17	431	138
Insurance policy expense	(756)	(1,553)	(3,383)	(4,176)
Other (expense) income, net	$(484)	$(1,147)	$1,049	$3

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2014
Operating revenues (a)(b)	$1,121,055	$62,339	$6,819	$—	$1,190,213
Intersegment revenues	284	143	—	(427)	—
Total revenues	$1,121,339	$62,482	$6,819	$(427)	$1,190,213
Net income (loss)	$134,969	$(5,545)	$5,045	$—	$134,469

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2013
Operating revenues (a)(b)	$1,157,134	$53,724	$6,618	$—	$1,217,476
Intersegment revenues	190	141	—	(331)	—
Total revenues	$1,157,324	$53,865	$6,618	$(331)	$1,217,476
Net income (loss)	$149,939	$(6,448)	$11,615	$—	$155,106

(a)	Operating revenues include $116 million and $80 million of affiliate electric revenue for the three months ended Sept. 30, 2014 and 2013, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2014 and 2013.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2014
Operating revenues (a)(b)	$3,190,252	$528,252	$20,794	$—	$3,739,298
Intersegment revenues	700	639	—	(1,339)	—
Total revenues	$3,190,952	$528,891	$20,794	$(1,339)	$3,739,298
Net income	$284,035	$21,555	$12,509	$—	$318,099

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2013
Operating revenues (a)(b)	$3,079,679	$396,461	$19,416	$—	$3,495,556
Intersegment revenues	489	539	—	(1,028)	—
Total revenues	$3,080,168	$397,000	$19,416	$(1,028)	$3,495,556
Net income	$298,133	$17,286	$19,353	$—	$334,772

(a)	Operating revenues include $355 million and $301 million of affiliate electric revenue for the nine months ended Sept. 30, 2014 and 2013, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the nine months ended Sept. 30, 2014 and 2013, respectively.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,425	$8,292	$47	$30
Interest cost	11,827	10,934	1,248	1,225
Expected return on plan assets	(15,730)	(15,788)	(75)	(104)
Amortization of transition obligation	—	—	—	8
Amortization of prior service cost (credit)	234	514	(759)	(759)
Amortization of net loss	11,196	13,247	854	1,318
Net periodic benefit cost	14,952	17,199	1,315	1,718
Costs not recognized due to the effects of regulation	(7,312)	(13,048)	—	—
Net benefit cost recognized for financial reporting	$7,640	$4,151	$1,315	$1,718

	Nine Months Ended Sept. 30
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$22,275	$24,875	$140	$90
Interest cost	35,481	32,801	3,745	3,675
Expected return on plan assets	(47,190)	(47,364)	(226)	(312)
Amortization of transition obligation	—	—	—	24
Amortization of prior service cost (credit)	702	1,542	(2,277)	(2,277)
Amortization of net loss	33,588	39,741	2,562	3,954
Net periodic benefit cost	44,856	51,595	3,944	5,154
Costs not recognized due to the effects of regulation	(22,383)	(26,592)	—	—
Net benefit cost recognized for financial reporting	$22,473	$25,003	$3,944	$5,154

In January 2014, contributions of $130.0 million were made across three of Xcel Energy’s pension plans, of which $52.1 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2014.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended Sept. 30, 2014 and 2013 were as follows:

	Three Months Ended Sept. 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at July 1	$(20,210)	$110	$(1,182)	$(21,282)
Other comprehensive (loss) income before reclassifications	(25)	2	—	(23)
Losses reclassified from net accumulated other comprehensive loss	187	—	5	192
Net current period other comprehensive income	162	2	5	169
Accumulated other comprehensive (loss) income at Sept. 30	$(20,048)	$112	$(1,177)	$(21,113)

	Three Months Ended Sept. 30, 2013
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(21,024)	$(131)	$(1,662)	$(22,817)
Other comprehensive loss before reclassifications	14	112	—	126
Losses reclassified from net accumulated other comprehensive loss	192	—	22	214
Net current period other comprehensive income	206	112	22	340
Accumulated other comprehensive loss at Sept. 30	$(20,818)	$(19)	$(1,640)	$(22,477)

	Nine Months Ended Sept. 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(20,609)	$73	$(1,193)	$(21,729)
Other comprehensive (loss) income before reclassifications	(19)	39	—	20
Losses reclassified from net accumulated other comprehensive loss	580	—	16	596
Net current period other comprehensive income	561	39	16	616
Accumulated other comprehensive (loss) income at Sept. 30	$(20,048)	$112	$(1,177)	$(21,113)

	Nine Months Ended Sept. 30, 2013
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21,393)	$(99)	$(1,707)	$(23,199)
Other comprehensive (loss) income before reclassifications	(5)	80	—	75
Losses reclassified from net accumulated other comprehensive loss	580	—	67	647
Net current period other comprehensive income	575	80	67	722
Accumulated other comprehensive loss at Sept. 30	$(20,818)	$(19)	$(1,640)	$(22,477)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2014 and 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2014		Three Months Ended Sept. 30, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$350	(a)	$350	(a)
Vehicle fuel derivatives	(9)	(b)	(13)	(b)
Total, pre-tax	341		337
Tax benefit	(154)		(145)
Total, net of tax	187		192
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	59	(c)	85	(c)
Prior service credit	(49)	(c)	(47)	(c)
Total, pre-tax	10		38
Tax benefit	(5)		(16)
Total, net of tax	5		22
Total amounts reclassified, net of tax	$192		$214

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2014		Nine Months Ended Sept. 30, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$1,038	(a)	$1,038	(a)
Vehicle fuel derivatives	(33)	(b)	(37)	(b)
Total, pre-tax	1,005		1,001
Tax benefit	(425)		(421)
Total, net of tax	580		580
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	175	(c)	255	(c)
Prior service credit	(146)	(c)	(141)	(c)
Transition obligation	—	(c)	1	(c)
Total, pre-tax	29		115
Tax benefit	(13)		(48)
Total, net of tax	16		67
Total amounts reclassified, net of tax	$596		$647

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2013, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2014.

Results of Operations

NSP-Minnesota’s net income was approximately $318.1 million for the nine months ended Sept. 30, 2014, compared with approximately $334.8 million for the same period in 2013. Electric rate increases in Minnesota (interim, subject to refund) and North Dakota and weather-normalized sales growth (which is adjusted against a 30-year average of actual weather conditions) were more than offset by the impact of unfavorable weather, lower AFUDC and increases in O&M expenses, property taxes and interest charges.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2014	2013
Electric revenues	$3,190	$3,080
Electric fuel and purchased power	(1,265)	(1,270)
Electric margin	$1,925	$1,810

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2014 vs. 2013
Retail rate increases (a)	$52
Conservation program revenue (offset by expenses)	29
Non-fuel riders	22
Transmission revenue	22
Trading	20
Interchange revenues from NSP-Wisconsin	18
Retail sales growth, excluding weather impact	9
Fuel and purchased power cost recovery	(39)
Estimated impact of weather	(21)
Other, net	(2)
Total increase in electric revenues	$110

Electric Margin

(Millions of Dollars)	2014 vs. 2013
Retail rate increases (a)	$52
Conservation program revenue (offset by expenses)	29
Non-fuel riders	22
Interchange revenues from NSP-Wisconsin	21
Transmission revenue, net of costs	11
Retail sales growth, excluding weather impact	9
Estimated impact of weather	(21)
Other, net	(8)
Total increase in electric margin	$115

(a)
The retail rate increases include final rates in Minnesota (2013) and North Dakota and interim rates in Minnesota (2014), subject to and net of estimated provision for refund. See Note 5 to the consolidated financial statements for further discussion of rates and regulation.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2014	2013
Natural gas revenues	$528	$396
Cost of natural gas sold and transported	(369)	(247)
Natural gas margin	$159	$149

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2014 vs. 2013
Purchased natural gas adjustment clause recovery	$117
Estimated impact of weather	7
Conservation program revenue (offset by expenses) and incentives	3
Retail sales growth	1
Other, net	4
Total increase in natural gas revenues	$132

Natural Gas Margin

(Millions of Dollars)	2014 vs. 2013
Estimated impact of weather	$7
Conservation program revenue (offset by expenses) and incentives	3
Retail sales growth	1
Other, net	(1)
Total increase in natural gas margin	$10

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $48.3 million, or 5.6 percent, for the nine months ended Sept. 30, 2014. The increase in O&M expense is partially due to the timing of a prior year nuclear outage (i.e., amortization of the Monticello outage began in July 2013), as summarized in the table below for the nine months ended Sept. 30:

(Millions of Dollars)	2014 vs. 2013
Nuclear plant operations and amortization	$25
Interchange agreement billing with NSP-Wisconsin	7
Electric and natural gas distribution expenses	4
Transmission costs	3
Generation costs	2
Other, net	7
Total increase in O&M expenses	$48

•
Nuclear plant operations and amortization cost increases were primarily related to the amortization of the 2013 Monticello outage costs, as well as initiatives designed to improve the operational efficiencies of the plants.

Conservation Program Expenses — Conservation program expenses increased $29.7 million, or 42.6 percent, for the nine months ended Sept. 30, 2014. The increase was primarily attributable to higher electric recovery rates in Minnesota.

Depreciation and Amortization — Depreciation and amortization expense increased $1.9 million, or 0.6 percent, year-to-date. The increase was primarily attributed to normal system expansion, partially offset by additional accelerated amortization of the excess depreciation reserve associated with certain Minnesota assets. See further discussion within Note 5 to the consolidated financial statements.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $16.4 million, or 10.3 percent, for the nine months ended Sept. 30, 2014. The increase was due to higher property taxes primarily in Minnesota.

AFUDC, Equity and Debt — AFUDC decreased $20.7 million year-to-date. The decrease was due to the reduction caused by the portion of the Monticello LCM/EPU placed in service in July 2013, partially offset by construction related to the expansion of transmission facilities.

Interest Charges — Interest charges increased $5.8 million, or 4.1 percent, for the nine months ended Sept. 30, 2014. The increase was primarily due to higher long-term debt levels in the current period, partially offset by refinancings at lower interest rates and lower interest charges incurred for customer refunds.

Income Taxes — Income tax expense increased $21.1 million for the nine months ended Sept. 30, 2014. The increase in income tax expense was primarily due to decreased permanent plant-related adjustments in 2014, recognition of research and experimentation credits in 2013 due to the passage of the American Taxpayer Relief Act and a tax benefit for a carryback claim related to 2013. These were partially offset by the successful resolution of a 2010-2011 IRS audit issue in 2014 and increased wind production tax credits in 2014. The ETR was 35.2 percent for the first nine months of 2014, compared with 31.1 percent for the first nine months of 2013 due to these adjustments.

Public Utility Regulation

NSP System Resource Plans — In March 2013, the MPUC approved NSP-Minnesota’s Resource Plan and ordered a competitive acquisition process with the goal of adding approximately 500 MW of generation to the NSP System by 2019.

In May 2014, the MPUC issued its order directing NSP-Minnesota to negotiate a 100 MW solar PPA with Geronimo Energy, a natural gas, combined-cycle PPA with Calpine, and a natural gas, combustion turbine PPA with Invenergy. The MPUC also directed NSP-Minnesota to present its final pricing terms for its 215 MW natural gas combustion turbine, self-build option at the Black Dog site.

In September 2014, NSP-Minnesota filed an updated assessment of generating resource needs which indicates that it will have surplus generating capacity through at least 2019. NSP-Minnesota requested to postpone negotiations of the thermal PPAs until spring 2015. NSP-Minnesota also expressed reservations about the significant price differences in the solar options resulting from solar request for proposals. NSP-Minnesota suggested the MPUC consolidate its determinations regarding the amount of solar to be added to the NSP System, as well as the specific mix of PPAs that will be best for NSP-Minnesota’s customers.

In October 2014, NSP-Minnesota filed a petition with the MPUC seeking approval of two to three solar PPAs, depending on the MPUC’s determination regarding the Geronimo Energy solar PPA. The MPUC is anticipated to act on NSP-Minnesota’s recommendations in December 2014.

NSP-Minnesota’s next Resource Plan is expected to be filed with the MPUC in January 2015.

CapX2020 — The estimated cost of the five major CapX2020 transmission projects listed below is $2.1 billion. NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.2 billion of the total investment. As of Sept. 30, 2014, Xcel Energy has invested $801 million of its $1.2 billion share of the five CapX2020 transmission projects.

Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 345 kilovolt (KV) transmission line
Construction on the project started in Minnesota in January 2013 and the project is expected to go into service in 2015, although segments will be placed in service as they are completed.

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

Minnesota Solar — Minnesota legislation requires 1.5 percent of a public utility’s total electric retail sales to retail customers be generated using solar energy by 2020. Of the 1.5 percent, 10 percent must come from systems sized less than 20 kilowatts. There are two solar programs authorized by the legislature: a community solar garden program that will provide bill credits to participating subscribers and a production incentive program for solar energy systems equal to or less than 20 kilowatts with authorized payments of $5.0 million per year over five years. The legislation also provides for an alternative tariff based on a distributed solar value or Value of Solar (VOS) methodology.

In March 2014, a VOS methodology was approved by the MPUC. However, in September 2014 the MPUC determined that the VOS is not in the public interest for use with community solar gardens. The MPUC instead approved a retail rate based credit ranging from 9.5 to 15 cents per kilowatt hour. The actual bill credit amount is dependent on customer class as well as customers’ willingness to transfer the renewable energy credit to NSP-Minnesota.

Minneapolis, Minn. Franchise Agreement — In October 2014, the City of Minneapolis and Xcel Energy signed a 10 year franchise agreement. The City of Minneapolis has the option to end the agreement any time after the first five years, provided that a 12 month notice is given to Xcel Energy, and the option to extend it to a maximum of 20 years if both parties agree. A separate clean energy partnership agreement with the City of Minneapolis was also signed, which establishes a board comprised of city and utility officials tasked with creating a work plan shaped by the city’s Climate Action Plan by promoting energy efficiency, the use of renewable energy, and the reduction of carbon emissions.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In October 2014, the FERC upheld the determination of the long term growth rate to be used in its new ROE methodology. Several parties sought rehearing of the June 2014 order and therefore the new FERC policy may be subject to additional changes.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In 2011, the FERC issued a final ruling, Order 1000, adopting new requirements for transmission planning, cost allocation and development to be effective prospectively. In Order 1000, the FERC required utilities to develop tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region. In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation. A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area. Various parties, including the MISO Transmission Owners, filed appeals of Order 1000 with the D.C. Circuit. In August 2014, the Court denied all appeals and upheld Order 1000 in its entirety. The Court indicated, however, that challenges to removal of federal ROFR provisions from individual contracts or tariffs could be considered in individual compliance filings.

The removal of a federal ROFR would eliminate rights that NSP-Minnesota has under the MISO tariffs to build certain transmission projects within its footprint. In Order 1000, FERC instead required that the opportunity to build such projects would extend to competitive transmission developers. MISO made their initial compliance filings to incorporate new provisions into their tariffs regarding regional planning and cost allocation. Subsequently, the FERC ruled on the initial regional compliance filings, directing further compliance changes. The MISO regional compliance filings remain pending further action by the FERC.

Initial filings to address Order 1000 interregional planning and cost allocation requirements with other regions were also made by MISO and are pending initial action by the FERC.

NSP System
Minnesota, North Dakota and South Dakota legislation preserves ROFR rights; however, Wisconsin does not have legislation protecting ROFR rights for incumbent utilities.

Regional planning and cost allocation
The FERC’s initial order on MISO’s compliance filing required MISO to remove pre-existing federal ROFR provisions in the MISO Transmission Owners Agreement (TOA) and tariff, and rejected proposed tariff provisions that would have recognized state ROFR rights and allowed state regulators to select the developer of a transmission project. NSP-Minnesota and other parties requested rehearing of this issue. In May 2014, FERC denied rehearing on the issue of whether ROFR provisions must be removed from the MISO TOA and MISO tariff, but ruled that MISO can consider state statutes when determining whether to approve an applicant for a competitive project. The MISO transmission owners filed an appeal of the FERC orders with the U.S. Court of Appeals for the Seventh Circuit; action on the appeal is pending. The FERC also accepted changes to MISO’s transmission cost allocation procedures that will protect the ROFR for projects needed for system reliability. MISO submitted a compliance filing to the May 2014 order on July 14, 2014, which is pending FERC action. MISO has proposed that the Order 1000 compliance tariffs be effective for projects approved in December 2014.

Interregional planning and cost allocation
MISO submitted its initial Order 1000 interregional compliance filing in July 2013. The filing is pending initial action by the FERC.

NERC Critical Infrastructure Protection (CIP) Requirements — The FERC has approved version 5 of NERC’s CIP standards. Requirements must be applied to high and medium impact assets by April 1, 2016 and to low impact assets by April 1, 2017. NSP-Minnesota is currently in the process of evaluating the new requirements and identifying initiatives needed to meet the compliance deadlines.

NERC Physical Security Requirements — In July 2014, the FERC issued a notice of proposed rulemaking generally proposing to adopt NERC’s proposed CIP standard related to physical security for bulk electric system facilities. However, the FERC proposed a modification to the standard that would allow certain governmental authorities, including FERC, to revise an entity’s list of critical facilities. NSP-Minnesota expects prompt action by FERC to finalize the rule with a likely effective date in 2015. NSP-Minnesota is currently in the process of evaluating and identifying the critical facilities impacted to better determine the cost of protections necessary to meet the standard. The additional cost for compliance is anticipated to be recoverable through rates.

SPP and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO have a longstanding dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagree over MISO’s authority to transmit power over SPP transmission facilities between the traditional MISO region in the Midwest and the Entergy system. Several cases have been filed with the FERC by MISO and SPP. In March 2014, FERC issued an order setting all of the cases for settlement judge proceedings, or hearings if settlement fails. If SPP is successful in charging MISO for use of the SPP system, the NSP System would experience higher costs from MISO, which could be material, but SPS would collect revenues from SPP. The outcome of the JOA disputes, and the potential impact on Xcel Energy, are uncertain at this time. In June 2014, the FERC accepted a proposed tariff change by MISO to recover transmission charges imposed by SPP retroactive to Jan. 29, 2014, and set the issues for settlement judge and hearing procedures which are still underway.

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

Item 1A — RISK FACTORS

NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2013, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
10.01*
Amended and Restated Credit Agreement, dated as of Oct. 14, 2014 among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Incorporated by reference to Exhibit 99.02 to Form 8-K, dated Oct. 14, 2014 (file no. 000-31387)).

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

Northern States Power Company (a Minnesota corporation)

Oct. 31, 2014	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director