Form 10-K
period 2014-12-31
NORTHERN STATES POWER CO
filed 2015-02-20
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No
As of Feb. 20, 2015, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
Xcel Energy Inc.’s Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.
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

PART I
Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NMC	Nuclear Management Company, LLC
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
ASLB	Atomic Safety and Licensing Board
CFTC	Commodity Futures Trading Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOI	United States Department of the Interior
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PSCW	Public Service Commission of Wisconsin
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
EIR	Environmental improvement rider
EPU	Extended power uprate
FCA	Fuel clause adjustment
PGA	Purchased gas adjustment
RDF	Renewable development fund
RES	Renewable energy standard
SEP	State energy policy
TCR	Transmission cost recovery adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
C&I	Commercial and Industrial
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CO2	Carbon dioxide
CON	Certificate of need
CPCN	Certificate of public convenience and necessity
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EGU	Electric generating unit
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
FTY	Forecast test year
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
JOA	Joint operating agreement
LCM	Life cycle management
LLW	Low-level radioactive waste
LNG	Liquefied natural gas
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
MVP	Multi-value project
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract.
NEI	Nuclear Energy Institute
NOL	Net operating loss
NOV	Notice of violation
NOx	Nitrogen oxide
NSPS	New source performance standard
NYISO	New York Independent System Operator
O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PFS	Private Fuel Storage, LLC
PI	Prairie Island nuclear generating plant
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
REC	Renewable energy credit

ROE	Return on equity
ROFR	Right of first refusal
RPS	Renewable portfolio standard
RSG	Revenue sufficiency guarantee
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

NSP-Minnesota was incorporated in 2000 under the laws of Minnesota. NSP-Minnesota is a utility primarily engaged in the generation, purchase, transmission, distribution and sale of electricity in Minnesota, North Dakota and South Dakota. The wholesale customers served by NSP-Minnesota comprised approximately seven percent of its total KWh sold in 2014. NSP-Minnesota also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in Minnesota and North Dakota. NSP-Minnesota provides electric utility service to approximately 1.4 million customers and natural gas utility service to approximately 0.5 million customers. Approximately 88 percent of NSP-Minnesota’s retail electric operating revenues were derived from operations in Minnesota during 2014. Although NSP-Minnesota’s large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of NSP-Minnesota’s large commercial and industrial electric sales include the following industries: petroleum, coal and food products. For small commercial and industrial customers, significant electric retail sales include the following industries: real estate and educational services. Generally, NSP-Minnesota’s earnings contribute approximately 35 percent to 45 percent of Xcel Energy’s consolidated net income.

The electric production and transmission costs of the entire NSP System are shared by NSP-Minnesota and NSP-Wisconsin. A FERC-approved Interchange Agreement between the two companies provides for the sharing of all generation and transmission costs of the NSP System. Generally, sales to NSP-Wisconsin through the Interchange Agreement account for approximately 10 percent of NSP-Minnesota’s consolidated revenues.

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

NSP-Minnesota’s corporate strategy focuses on four core objectives: improving utility performance; driving operational excellence; providing options and solutions to customers; and investing for the future.

ELECTRIC UTILITY OPERATIONS

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Minnesota’s operations are regulated by the MPUC, the NDPSC and the SDPUC within their respective states. The MPUC also has regulatory authority over security issuances, property transfers, mergers, dispositions of assets and transactions between NSP-Minnesota and its affiliates. In addition, the MPUC reviews and approves NSP-Minnesota’s electric resource plans for meeting customers’ future energy needs. The MPUC also certifies the need and siting for generating plants greater than 50 MW and transmission lines greater than 100 KV that will be located within the state. No large power plant or transmission line may be constructed in Minnesota except on a site or route designated by the MPUC. The NDPSC and SDPUC have regulatory authority over generation and transmission facilities, along with the siting and routing of new generation and transmission facilities in North Dakota and South Dakota, respectively.

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

Fuel, Purchased Energy and Conservation Cost-Recovery Mechanisms — NSP-Minnesota has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•	CIP — The CIP recovers the costs of conservation and demand-side management programs that help customers save energy.

•	EIR — The EIR recovers the costs of environmental improvement projects.

•	RDF — The RDF allocates money collected from retail customers to support the research and development of emerging renewable energy projects and technologies.

•	RES — The RES recovers the cost of new renewable generation.

•	SEP — The SEP recovers costs related to various energy policies approved by the Minnesota legislature.

•	TCR — The TCR recovers costs associated with new investments in electric transmission.

•	Infrastructure — The Infrastructure rider recovers costs associated with specific investments in generation and incremental property taxes.

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

Minnesota state law requires NSP-Minnesota to invest two percent of its state electric revenues in CIP. NSP-Minnesota was in compliance with this standard in 2014 and expects to be in compliance in 2015. These costs are recovered through an annual cost-recovery mechanism for electric conservation and energy management program expenditures.

CIP Triennial Plan — In 2012, the DOC approved NSP-Minnesota’s 2013 through 2015 CIP Triennial Plan, which increases the savings goals and budgets over the previous plan. The plan sets an electric goal of annually saving the equivalent of 1.5 percent of sales (calculated on a historical three-year average, excluding opt-out customers) and an annual natural gas goal of saving 1.0 percent of sales.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2015, assuming normal weather, is listed below.

	System Peak Demand (in MW)
	2012	2013	2014	2015 Forecast
NSP System	9,475	9,524	8,848	9,301

The peak demand for the NSP System typically occurs in the summer. The 2014 uninterrupted system peak demand for the NSP System occurred on July 21, 2014. The 2014 system peak demand was lower due to cooler summer weather. The 2015 forecast assumes normal peak day weather.

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

NSP-Minnesota’s Filing in Support of e21 Initiative — In December 2014, a collaborative report was issued in Minnesota by a diverse stakeholder group known as the e21 Initiative. The e21 report released a set of recommendations that are intended to act as a blueprint for a new customer-centric, performance-based regulatory approach.

Following the e21 report, NSP-Minnesota filed with the MPUC a plan for supporting the e21 Initiative, which includes the following key objectives:

•	Leading the effort to reduce carbon emissions 40 percent by 2030 from 2005 levels;

•	Advancing distribution grid modernization;

•	Providing our customers with a platform of innovative services and product offerings; and

•
Implementing a new regulatory framework that provides both predictable rates for customers and a more timely and nimble review while retaining key benefits of the existing process, thus freeing time for regulatory agencies, stakeholders and utilities to focus on achieving policy objectives.

NSP-Minnesota plans to work with the MPUC and various stakeholders during 2015 to continue the dialogue and implementation of the e21 Initiative and proposals presented by NSP-Minnesota.

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Resource Plan with the MPUC, proposing to achieve a 40 percent reduction in carbon emissions by 2030 from 2005 levels through the significant addition of renewables, continued commitment to specific CIP annual achievements, and the continued operation of its existing cost-effective thermal generation. The plan positions NSP-Minnesota to be responsive to future environmental requirements and market trends, builds on the significant investments already made in the NSP System, and acknowledges the divergence in state energy policies within the NSP System. Key points of the resource plan include:

•	Adding 600 MW of wind by 2020 and 1,200 MW by 2027, bringing total wind power on the NSP System to over 3,600 MW;

•
Adding 187 MW of large-scale solar energy by 2016 and an additional 1,700 MW of large-scale solar and 500 MW of customer-driven small-scale solar; bringing total solar power on the NSP System to approximately 2,400 MW;

•	Operating the Monticello and PI nuclear plants through their current licenses; and

•	Continuing to run Sherco Units 1 and 2 with gradually decreasing reliance through 2030.

In February 2015, the MPUC approved the Competitive Acquisition Plan (CAP), in which NSP-Minnesota is required to add capacity to its system to meet a resource need as follows:

•	Enter into an agreement for 100 MW of distributed solar with Geronimo Energy LLC;

•	Enter into an agreement with Calpine Corporation for a 345 MW expansion at its Mankato Energy Center; and

•	Construct a 215 MW Black Dog Unit 6 combustion turbine.

NSP-Minnesota also proposed use of a collaborative stakeholder process to guide its five-year action plan, and to facilitate the necessary update of its resource analysis to incorporate the CAP outcomes and significantly higher than expected response to its Community Solar Gardens program.

CapX2020 — The estimated cost of the five major CapX2020 transmission projects listed below is $2.0 billion. NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.1 billion of the total investment.

Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 345 KV transmission line
Construction on the project started in Minnesota in January 2013 and the project is expected to go into service in 2016, although segments are being placed in service as they are completed.

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

Brookings County, S.D. to Hampton, Minn. 345 KV transmission line
In December 2011, MISO granted the final approval of the project as a MVP. Construction started on the project in Minnesota in May 2012. The project is expected to go fully into service in 2015, although segments are being placed in service as they are completed.

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

Minnesota Solar — Minnesota legislation requires 1.5 percent of a public utility’s total electric retail sales to retail customers be generated using solar energy by 2020. Of the 1.5 percent, 10 percent must come from systems sized less than 20 kilowatts. There are two customer-facing solar programs authorized by the legislature: a community solar garden program that provides bill credits to participating subscribers, and a solar production incentive program for systems equal to or less than 20 kilowatts with authorized payments of $5.0 million per year over five years. NSP-Minnesota launched its Solar*Rewards Community program in December 2014.

The legislation also provides for an alternative tariff based on a distributed solar value or Value of Solar (VOS) methodology. In March 2014, a VOS methodology was approved by the MPUC. However, in September 2014 the MPUC determined that the VOS is not in the public interest for use with community solar gardens. The MPUC instead approved a retail rate based credit ranging from 9.5 to 15 cents per kilowatt hour. The actual bill credit amount is dependent on customer class as well as customers’ willingness to transfer the RECs to NSP-Minnesota.

Annual Automatic Adjustment (AAA) of Charges — In June 2013, the DOC proposed that the MPUC adopt a fuel clause incentive that would normalize FCA recovery using monthly patterns derived from averages of the prior three-year period, setting and fixing this level during a rate case with no adjustment between rate cases. NSP-Minnesota and other utilities opposed this proposal. The DOC proposal is pending MPUC action.

Additionally, the DOC has indicated it will review prudence of replacement power costs associated with the Sherco Unit 3 outage event within the 2013 AAA docket. The 2013 and 2012 AAA dockets remain pending.

Minneapolis, Minn. Franchise Agreement — In October 2014, the City of Minneapolis and Xcel Energy signed a 10 year franchise agreement. The City of Minneapolis has the option to end the agreement any time after the first five years and the option to extend it to a maximum of 20 years if both parties agree. A separate clean energy partnership agreement with the City of Minneapolis was also signed, which establishes a board comprised of city and utility officials tasked with creating a work plan to promote energy efficiency, the use of renewable energy, and the reduction of carbon emissions.

Nuclear Power Operations and Waste Disposal

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. Nuclear power plant operations produce gaseous, liquid and solid radioactive wastes which are controlled by federal regulation. High-level radioactive wastes primarily include used nuclear fuel. LLW consists primarily of demineralizer resins, paper, protective clothing, rags, tools and equipment that have become contaminated through use in a plant.

NRC Regulation — The NRC regulates the nuclear operations of NSP-Minnesota. Decisions by the NRC can significantly impact the operations of the nuclear generating plants.

The NRC imposed new requirements after events at the nuclear generating plant in Fukushima, Japan. In 2012, the NRC issued orders which included requirements for mitigation strategies for beyond-design-basis external events, requirements with regard to reliable spent fuel instrumentation and requirements with regard to reliable hardened containment vents, which are applicable to boiling water reactor containments at the Monticello plant. The NRC also requested additional information including requirements to perform walkdowns of seismic and flood protection, to evaluate seismic and flood hazards and to assess the emergency preparedness staffing and communications capabilities at each plant. Based on current refueling outage plans, the dates of the required compliance are expected to begin in 2015 with all units expected to be fully compliant by December 2016.

In 2013, the NRC issued a revised order with regard to reliable hardened containment vents. Phase 1 addresses severe accident conditions under which the existing hardened vent which comes off of the wet portion of the containment needs to operate. Phase 2 addresses a second hardened vent off of the dry portion of the containment, or a containment venting strategy that makes it unlikely that a licensee would need to vent from the dry portion of the containment. Compliance with the revised order will be completed during refueling outages in 2017-2019.

NSP-Minnesota expects that complying with these external event requirements will cost approximately $90 to $100 million at the Monticello and PI plants. The majority of these costs are expected to be capital in nature. NSP-Minnesota believes the costs associated with compliance would be recoverable from customers through regulatory mechanisms and does not expect a material impact on its results of operations, financial position, or cash flows.

The NRC continues to review its requirements for mitigating the risks of external events on nuclear plants. In 2014, the NRC issued a draft of proposed regulatory guidance for risk mitigation of tornado missiles (projectiles impacting the plant). NSP-Minnesota expects the costs associated with compliance with new NRC regulatory guidance for missile protection to be capital in nature and recoverable from customers. NSP-Minnesota is still evaluating the proposed new requirements and has not yet estimated their financial impact.

Nuclear Regulatory Performance — Since 2000, the NRC has had in place a Reactor Oversight Process (ROP) that classifies U.S. nuclear reactors into various categories (referred to as Columns, from 1 to 5) based on the significance of issues identified in performance indicators or inspection findings.  Such issues are evaluated as either green, white, yellow, or red based on their safety significance, with green representing the least safety concern and red representing the most concern.  At Dec. 31, 2014, PI Units 1 and 2 were in Column 1 (Licensee Response) with all green performance indicators and no greater than green findings or violations. Monticello was in Column 3 (Degraded Cornerstone) with all green performance indicators and a yellow finding related to flood control.  The NRC has completed their inspection that will allow the yellow finding to be closed out.  The NRC has notified Monticello that it has a potentially greater than green finding related to plant security which was immediately remedied.  Xcel Energy expects to be formally notified of the closeout of the yellow finding, a final determination of the significance of the security finding, and Monticello’s overall column status under the NRC’s ROP in the first half of 2015. Until the NRC makes its determination, we are unable to estimate the cost or impact of any responsive actions required.

LLW Disposal — LLW from NSP-Minnesota’s Monticello and PI nuclear plants is currently disposed at the Clive facility located in Utah and Waste Control Specialists facility located in Texas. If off-site LLW disposal facilities become unavailable, NSP-Minnesota has storage capacity available on-site at PI and Monticello that would allow both plants to continue to operate until the end of their current licensed lives.

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

Nuclear Geologic Repository - Yucca Mountain Project
In 2002, the U.S. Congress designated Yucca Mountain, Nevada as the first deep geologic repository. In 2008, the DOE submitted an application to construct a deep geologic repository at this site to the NRC. In 2010, the DOE announced its intention to stop the Yucca Mountain project and requested the NRC approve the withdrawal of the application. In 2010, the ASLB issued a ruling that the DOE could not withdraw the Yucca Mountain application.

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

In November 2013, the U.S. Court of Appeals ordered the DOE to suspend the collection of the nuclear waste fund fee from nuclear utilities and to recommend to Congress that the nuclear waste fund fee be set to zero. In January 2014, the DOE sent its court mandated proposal to adjust the current fee to zero, which Congress approved in May 2014.

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

Nuclear Spent Fuel Storage
NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and PI nuclear generating plants. As of Dec. 31, 2014, there were 38 casks loaded and stored at the PI plant and 15 canisters loaded and stored at the Monticello plant. An additional 26 casks for PI and 15 canisters for Monticello have been authorized by the State of Minnesota. This currently authorized storage capacity is sufficient to allow NSP-Minnesota to operate until the end of the operating licenses in 2030 for Monticello, 2033 for PI Unit 1, and 2034 for PI Unit 2. Authorizations for additional spent fuel storage capacity may be required at each site to support either continued operation or decommissioning if the federal government does not begin operation of a consolidated interim storage installation by the time frames established in the DOE’s Strategy for the Management and Disposal of Used Nuclear Fuel and High-Level Radioactive Waste issued in January 2013.

PFS — The eight partners of PFS, including NSP-Minnesota, have withdrawn their license termination request from the NRC and have stopped activities to dissolve the LLC. This action was taken when the NRC changed its fee rules to no longer require certain licensees like PFS to pay annual fees until their facility becomes operational. PFS is currently reviewing its plans for the future.

NRC Waste Confidence Decision (WCD) — In June 2012, the D.C. Circuit issued a ruling to vacate and remand the NRC’s WCD. The WCD assesses how long temporary on-site storage can remain safe and when facilities for the disposal of nuclear waste will become available. The D.C. Circuit remanded the WCD to the NRC and directed it to prepare an EIS if there are significant impacts or an environmental assessment to support a finding of no significant impact. In September 2014, the NRC published a Generic Environmental Impact Statement (GEIS) and revised WCD rule, now called the Continued Storage Rule (CSR) on the temporary on-site storage of spent nuclear fuel. Issuance of the CSR now allows the NRC to proceed with final license decisions regarding the new and renewal of plant and Independent Spent Fuel Storage Installation (ISFSI) operating licenses without the need to litigate contentions related to the continued storage of spent nuclear fuel on-site. This may facilitate potential future licensing needs for NSP-Minnesota.

See Notes 11 and 12 to the consolidated financial statements for further discussion regarding nuclear related items.

Nuclear Plant Power Uprates and Life Extension

PI ISFSI License Renewal — The current license to operate an ISFSI at PI expired in October 2013. An application to renew the ISFSI license for an additional 40 years until 2053 was submitted by NSP-Minnesota to the NRC in October 2011. As PI met the NRC’s criteria for timely renewal, it will be allowed to continue to operate under the current license until the NRC has rendered a decision on the license renewal application. The NRC’s ASLB will establish a schedule for the hearing which should be completed by the second half of 2015.

Monticello Nuclear Uprate Project — NSP-Minnesota has received all federal and state approvals that are necessary and has completed all of the plant modifications to achieve the 71 MW capacity Monticello Nuclear Uprate Project and is in the process of completing the power ascension testing required by the NRC. Operation at the full increased power level is expected in the first half of 2015. As of Dec. 31, 2014, Monticello was operating at 656 MW, which includes approximately 56 MW of the extended uprate capacity. See Note 10 to the consolidated financial statements for further discussion.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal (a)		Nuclear		Natural Gas		Weighted Average Owned Fuel Cost
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent
2014	$2.23	52%	$0.89	42%	$6.27	6%	$1.94
2013	2.20	49	0.95	40	5.08	11	2.03
2012	2.13	47	0.90	42	4.21	11	1.88

(a)	Includes refuse-derived fuel and wood.

The higher cost of natural gas was primarily due to higher market prices from increased demand because of cold weather in early 2014.

See Items 1A and 7 for further discussion of fuel supply and costs.

Fuel Sources

Coal — The NSP System normally maintains approximately 41 days of coal inventory. Coal supply inventories at Dec. 31, 2014 and 2013 were approximately 27 and 34 days usage, respectively. At Dec. 31, 2014, coal inventories were below optimal levels due to railcar congestion. NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Wyoming and Montana. During 2014 and 2013, coal requirements for the NSP System’s major coal-fired generating plants were approximately 9.3 million tons and 7.3 million tons, respectively. Coal requirements for 2014 were higher as Sherco Unit 3 was placed back in service. The estimated coal requirements for 2015 are approximately 8.7 million tons, which reflects the retirement of Black Dog Units 3 and 4.

NSP-Minnesota and NSP-Wisconsin have contracted for coal supplies to provide 88 percent of their estimated coal requirements in 2015, and a declining percentage of the requirements in subsequent years. The NSP System’s general coal purchasing objective is to contract for approximately 100 percent of requirements for the first year, 67 percent of requirements in year two, and 33 percent of requirements in year three. Remaining requirements will be filled through the procurement process or over-the-counter transactions.

NSP-Minnesota and NSP-Wisconsin have a number of coal transportation contracts that provide for delivery of 100 percent of their coal requirements in 2015 and 2016. Coal delivery may be subject to interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

Nuclear — NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its’ nuclear plants. The contract strategy involves a portfolio of spot purchases and medium and long-term contracts for uranium concentrates, conversion services and enrichment services with multiple producers and with a focus on diversification to minimize potential impacts caused by supply interruptions due to geographical and world political issues.

•	Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2018 and approximately 72 percent of the requirements for 2019 through 2027.

•	Current contracts for conversion services cover 100 percent of the requirements through 2021 and approximately 62 percent of the requirements for 2022 through 2027.

•	Current enrichment service contracts cover 100 percent of the requirements through 2021 and approximately 68 percent of the requirements for 2025 through 2027.

Fabrication services for Monticello and PI are 100 percent committed through 2030 and 2019, respectively.

NSP-Minnesota expects sufficient uranium concentrates, conversion services and enrichment services to be available for the total fuel requirements of its nuclear generating plants. Some exposure to spot market price volatility will remain due to index-based pricing structures contained in certain supply contracts.

Natural gas — The NSP System uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers. Natural gas supplies, transportation and storage services for power plants are procured under contracts to provide an adequate supply of fuel. However, as natural gas primarily serves intermediate and peak demand, remaining forecasted requirements are able to be procured through a liquid spot market. Generally, natural gas supply contracts have variable pricing that is tied to various natural gas indices. Most transportation contract pricing is based on FERC approved transportation tariff rates. Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2014 and 2013, the NSP System did not have any commitments related to gas supply contracts; however commitments related to gas transportation and storage contracts were approximately $349 million and $389 million, respectively. Commitments related to gas transportation and storage contracts expire in various years from 2015 to 2028.

The NSP System also has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

The NSP System’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2014, the NSP System was in compliance with mandated RPS, which require generation from renewable resources of 18 percent and 12.9 percent of NSP-Minnesota and NSP-Wisconsin electric retail sales, respectively.

•	Renewable energy comprised 24.2 percent and 22.9 percent of the NSP System’s total owned and purchased energy for 2014 and 2013, respectively.

•	Wind energy comprised 13.7 percent and 12.6 percent of the total owned and purchased energy on the NSP System for 2014 and 2013, respectively.

•	Hydroelectric energy comprised 7.8 percent and 7.4 percent of the total owned and purchased energy on the NSP System for 2014 and 2013, respectively.

•	Biomass and solar power comprised approximately 2.7 percent and 3.0 percent of the total owned and purchased energy on the NSP System for 2014 and 2013, respectively.

The NSP System also offers customer-focused renewable energy initiatives. Windsource® allows customers in Minnesota, Wisconsin, and Michigan to purchase a portion or all of their electricity from renewable sources. In 2014, the number of customers utilizing Windsource increased to approximately 43,000 from 37,000 in 2013. Windsource MWh sales increased from approximately 181,000 MWh in 2013 to 186,000 MWh in 2014.

Additionally, to encourage the growth of solar energy on the system, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program. Over 915 PV systems with approximately 11.1 MW of aggregate capacity and over 679 PV systems with approximately 7.3 MW of aggregate capacity have been installed in Minnesota under this program as of Dec. 31, 2014 and 2013, respectively.

As part of NSP-Minnesota’s North Dakota 2013 electric rate case settlement, NSP-Minnesota is required to file a system restack proposal in 2015 to ensure that additional costs for compliance with Minnesota renewable initiatives are not paid for by North Dakota customers.

Wind — The NSP System acquires the majority of its wind energy from PPAs with wind farm owners, primarily located in Southwestern Minnesota. Currently, the NSP System has more than 100 of these agreements in place, with facilities ranging in size from under one MW to more than 200 MW. The NSP System owns and operates two wind farms which have the capacity to generate 302 MWs. Collectively, the NSP System had approximately 1,860 MWs of wind energy on its system at the end of 2014 and 2013. In October 2013, the MPUC approved four new projects, which are anticipated to provide up to 750 MW of capacity, including two projects totaling 350 MW that will be owned by NSP-Minnesota. One additional 20 MW project was approved in 2014. All five projects are targeted to be operational in late 2015. With the new projects, the NSP System is anticipated to have approximately 2,630 MWs of wind power. In addition to receiving purchased wind energy under these agreements, the NSP System also typically receives wind RECs, which are used to meet state renewable resource requirements. The average cost per MWh of wind energy under the existing contracts was approximately $41 for 2014 and 2013. The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements, and the year of contract execution. Generally, contracts executed in 2014 continued to benefit from improvements in technology, excess capacity among manufacturers, and motivation to commence new construction prior to the expiration of the Federal PTCs in 2014, with certain projects qualifying into future years.

Hydroelectric — The NSP System acquires its hydroelectric energy from both owned generation and PPAs. The NSP System owns 20 hydroelectric plants throughout Wisconsin and Minnesota which provide 268 MW of capacity. For 2014, PPAs provided approximately 38 MW of hydroelectric capacity. Additionally, the NSP System purchases approximately 850 MW of generation from Manitoba Hydro which is sourced primarily from its fleet of hydroelectric facilities.

Wholesale Commodity Marketing Operations

NSP-Minnesota conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy and energy-related products. See Item 7 for further discussion.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of NERC mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 10 to the accompanying consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In October 2014, the FERC upheld the determination of the long-term growth rate to be used in its new ROE methodology. Several parties sought rehearing of the June 2014 order and therefore the new FERC policy may be subject to additional changes.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In 2011, the FERC issued a final ruling, Order 1000, adopting new requirements for transmission planning, cost allocation and development to be effective prospectively. Order 1000 requires:

•	The development of tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region;

•	The coordination between regions for the development of interregional plans for transmission planning and cost allocation;

•
Each public utility transmission provider to amend its Open Access Transmission Tariff to describe procedures that provide for the consideration of transmission needs driven by public policy requirements in the local and regional transmission planning processes; and

•
The removal of ROFR provisions from FERC-jurisdictional wholesale transmission contracts and tariffs that presently grant the incumbent transmission owner a federal ROFR to build certain types of transmission projects in its service area.

MISO has submitted multiple compliance filings with the FERC to implement the Order 1000 requirements. Some of the new compliance provisions that were filed have already been approved but others remain under review by the FERC.

In August 2014, the D.C. Circuit denied all appeals and upheld Order 1000 in its entirety and indicated that challenges to the removal of federal ROFR provisions from individual contracts or tariffs could be considered in individual compliance filings. The FERC’s decisions to remove federal ROFR provisions in certain MISO agreements were appealed to federal courts of appeal in 2014, and those appeals are pending. The removal of a federal ROFR would eliminate rights that NSP-Minnesota currently has under the MISO tariffs to build certain transmission projects within its footprint.

In 2014, MISO filed compliance plans that would allow the RTO to recognize state law ROFRs in any selection process for Order 1000 transmission projects.  The MPUC, NDPSC and SDPUC granted this request in 2014.  In 2015, the FERC issued orders on rehearing on the compliance filing that would continue to allow MISO the authority to recognize state ROFRs.  NSP-Minnesota has state ROFRs in Minnesota, North Dakota and South Dakota.

Order 1000 could create opportunities for third parties to build and own certain regional transmission projects that had previously been reserved for the MISO transmission owners, potentially reducing NSP-Minnesota’s financial return on new investments in electric transmission facilities. The ultimate impact of Order 1000 on future NSP-Minnesota transmission investment is not known at this time.

NERC Critical Infrastructure Protection Requirements — The FERC has approved version 5 of NERC’s critical infrastructure protection standards. Requirements must be applied to high and medium impact assets by April 1, 2016 and to low impact assets by April 1, 2017. NSP-Minnesota is currently in the process of evaluating the new requirements and identifying initiatives needed to meet the compliance deadlines.

NERC Physical Security Requirements — In November 2014, the FERC approved NERC’s proposed critical infrastructure protection standard related to physical security for bulk electric system facilities. The new standard will become enforceable in October 2015 with staggered milestone deliverable dates through 2016.  NSP-Minnesota is currently in the process of developing and performing the initial risk assessment in accordance with the requirements of the standard, which will provide a basis to estimate the cost of protections necessary to meet the standard.  The additional cost for compliance is anticipated to be recoverable through rates.

SPP and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO have a longstanding dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagree over MISO’s authority to transmit power over SPP transmission facilities between the traditional MISO region in the Midwest and the Entergy system. Several cases have been filed with the FERC by MISO and SPP. In June 2014, the FERC accepted a proposed tariff change by MISO to recover transmission charges imposed by SPP retroactive to January 2014, and set the issues for settlement judge and hearing procedures. If SPP is successful in charging MISO for use of the SPP system, the NSP System would experience higher costs from MISO, which could be material, but SPS would collect revenues from SPP. The outcome of the JOA disputes, and the potential impact on NSP-Minnesota, are uncertain at this time.

Xcel Energy Services Inc. and NSP-Wisconsin vs. ATC (La Crosse, Wis. to Madison, Wis. Transmission Line) — In February 2012, Xcel Energy Services Inc. and NSP-Wisconsin filed a complaint with the FERC concerning ownership of the proposed La Crosse, Wis. to Madison, Wis. 345 KV transmission line. In July 2012, the FERC ruled favorably on Xcel Energy Services Inc.’s and NSP-Wisconsin’s complaint, ruling that the responsibilities to construct the La Crosse, Wis. to Madison, Wis. transmission line, also known as the Badger Coulee line, belong equally to NSP-Wisconsin and ATC. In August 2012, ATC requested rehearing and requested that the FERC grant a stay of the ruling. ATC and NSP-Wisconsin jointly filed a CPCN application with the PSCW for the project in October 2013. In May 2014, the FERC issued an order denying the ATC request for rehearing and motion for stay. The 60 day period for ATC to appeal the FERC order lapsed, making the FERC ruling final.

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

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2014		2013		2012
Electric sales (Millions of KWh)
Residential	10,317		10,486		10,377
Large commercial and industrial	8,859		8,963		9,302
Small commercial and industrial	15,670		15,577		15,478
Public authorities and other	264		267		264
Total retail	35,110		35,293		35,421
Sales for resale	2,704		1,397		1,625
Total energy sold	37,814		36,690		37,046

Number of customers at end of period
Residential	1,274,182		1,263,575		1,252,589
Large commercial and industrial	466		483		496
Small commercial and industrial	153,988		152,769		151,978
Public authorities and other	7,015		6,869		6,699
Total retail	1,435,651		1,423,696		1,411,762
Wholesale	14		12		15
Total customers	1,435,665		1,423,708		1,411,777

Electric revenues (Thousands of Dollars)
Residential	$1,257,366		$1,244,712		$1,165,413
Large commercial and industrial	674,210		686,970		632,831
Small commercial and industrial	1,454,153		1,410,083		1,324,989
Public authorities and other	35,335		36,207		34,444
Total retail	3,421,064		3,377,972		3,157,677
Wholesale	92,326		47,511		42,748
Interchange revenues from NSP-Wisconsin	474,542		458,633		449,958
Other electric revenues	214,424		178,324		192,146
Total electric revenues	$4,202,356		$4,062,440		$3,842,529

KWh sales per retail customer	24,456		24,790		25,090
Revenue per retail customer	$2,383		$2,373		$2,237
Residential revenue per KWh	12.19	¢	11.87	¢	11.23	¢
Large commercial and industrial revenue per KWh	7.61		7.66		6.80
Small commercial and industrial revenue per KWh	9.28		9.05		8.56
Total retail revenue per KWh	9.74		9.57		8.91
Wholesale revenue per KWh	3.41		3.40		2.63

Energy Source Statistics

	Year Ended Dec. 31
	2014		2013		2012
NSP System	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	18,079	39%	15,844	36%	16,023	35%
Nuclear	13,434	29	12,161	28	13,231	29
Natural Gas	3,402	7	5,550	13	6,200	13
Wind (a)	6,243	14	5,481	13	5,443	12
Hydroelectric	3,560	8	3,223	7	3,193	7
Other (b)	1,417	3	1,323	3	1,617	4
Total	46,135	100%	43,582	100%	45,707	100%

Owned generation	33,641	73%	29,249	67%	31,365	69%
Purchased generation	12,494	27	14,333	33	14,342	31
Total	46,135	100%	43,582	100%	45,707	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. The NSP System uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)
Includes energy from other sources, including solar, biomass, oil and refuse. Distributed generation from the Solar*Rewards program is not included, and was approximately seven, eight, and six net million KWh for 2014, 2013, and 2012, respectively.

NATURAL GAS UTILITY OPERATIONS

Overview

The most significant developments in the natural gas operations of NSP-Minnesota are continued volatility in natural gas market prices, uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per residential customer, as a result of improved building construction technologies, higher appliance efficiencies and conservation. From 2000 to 2014, average annual sales to the typical residential customer declined 17 percent, while sales to the typical small C&I customer increased five percent, each on a weather-normalized basis. The increase in small C&I is due to new load growth. Although wholesale price increases do not directly affect earnings because of natural gas cost recovery mechanisms, high prices can encourage further efficiency efforts by customers.

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act, signed into law in January 2012 (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. The DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) will require operators to re-confirm the maximum allowable operating pressure if records are inadequate. This process could cause temporary or permanent limitations on throughput for affected pipelines. In addition, the Pipeline Safety Act requires PHMSA to issue reports and develop new regulations including: requiring use of automatic or remote-controlled shut-off valves; requiring testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $2 million per day for related violations. While NSP-Minnesota cannot predict the ultimate impact Pipeline Safety Act will have on its costs, operations or financial results, it is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective. NSP-Minnesota can generally recover costs to comply with the transmission and distribution integrity management programs through the GUIC rider.

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

NSP-Minnesota also recovers costs associated with transmission and distribution pipeline integrity management programs through its GUIC rider. Costs recoverable under the GUIC rider include funding for pipeline assessments as well as deferred costs from NSP-Minnesota’s existing sewer separation and pipeline integrity management programs. The MPUC and NDPSC have the authority to disallow recovery of certain costs if they find the utility was not prudent in its procurement activities.

Minnesota state law requires utilities to invest 0.5 percent of their state natural gas revenues in CIP. These costs are recovered through customer base rates and an annual cost-recovery mechanism for the CIP expenditures.

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply). The maximum daily send-out (firm and interruptible) for NSP-Minnesota was 752,931 MMBtu, which occurred on Jan. 2, 2014 and 767,636 MMBtu, which occurred on Jan. 21, 2013.

NSP-Minnesota purchases natural gas from independent suppliers, generally based on market indices that reflect current prices. The natural gas is delivered under transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of 610,048 MMBtu per day. In addition, NSP-Minnesota contracts with providers of underground natural gas storage services. These agreements provide storage for approximately 26 percent of winter natural gas requirements and 30 percent of peak day firm requirements of NSP-Minnesota.

NSP-Minnesota also owns and operates one LNG plant with a storage capacity of 2.0 Bcf equivalent and three propane-air plants with a storage capacity of 1.3 Bcf equivalent to help meet its peak requirements. These peak-shaving facilities have production capacity equivalent to 246,000 MMBtu of natural gas per day, or approximately 30 percent of peak day firm requirements. LNG and propane-air plants provide a cost-effective alternative to annual fixed pipeline transportation charges to meet the peaks caused by firm space heating demand on extremely cold winter days.

NSP-Minnesota is required to file for a change in natural gas supply contract levels to meet peak demand, to redistribute demand costs among classes, or to exchange one form of demand for another. In August 2014, the MPUC approved NSP-Minnesota’s contract demand levels for the years 2007 through 2013. Demand levels filed with the MPUC in 2014 are awaiting approval.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Minnesota’s regulated retail natural gas distribution business:

2014	$6.17
2013	4.53
2012	4.41

The higher cost of natural gas was primarily due to higher market prices from increased demand because of cold weather in early 2014.

NSP-Minnesota has firm natural gas transportation contracts with several pipelines, which expire in various years from 2015 through 2033.

NSP-Minnesota has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2014, NSP-Minnesota was committed to approximately $294 million in such obligations under these contracts.

NSP-Minnesota purchases firm natural gas supply utilizing long-term and short-term agreements from approximately 31 domestic and Canadian suppliers. This diversity of suppliers and contract lengths allows NSP-Minnesota to maintain competition from suppliers and minimize supply costs.

See Items 1A and 7 for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2014	2013	2012
Natural gas deliveries (Thousands of MMBtu)
Residential	45,044	42,446	32,817
Commercial and industrial	44,815	42,459	35,054
Total retail	89,859	84,905	67,871
Transportation and other	11,265	11,076	10,943
Total deliveries	101,124	95,981	78,814

Number of customers at end of period
Residential	456,191	450,958	446,677
Commercial and industrial	42,504	41,929	41,542
Total retail	498,695	492,887	488,219
Transportation and other	24	24	21
Total customers	498,719	492,911	488,240

Natural gas revenues (Thousands of Dollars)
Residential	$412,723	$329,810	$263,233
Commercial and industrial	331,069	249,620	199,097
Total retail	743,792	579,430	462,330
Transportation and other	13,903	11,587	9,435
Total natural gas revenues	$757,695	$591,017	$471,765

MMBtu sales per retail customer	180.19	172.26	139.02
Revenue per retail customer	$1,491	$1,176	$947
Residential revenue per MMBtu	9.16	7.77	8.02
Commercial and industrial revenue per MMBtu	7.39	5.88	5.68
Transportation and other revenue per MMBtu	1.23	1.05	0.86

GENERAL

Seasonality

The demand for electric power and natural gas is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer months, and peak sales of natural gas occur in the winter months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, NSP-Minnesota’s operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. See Item 7 for further discussion.

Competition

NSP-Minnesota is a vertically integrated utility, subject to traditional cost-of-service regulation. However, NSP-Minnesota is subject to different public policies that promote competition and the development of energy markets. NSP-Minnesota’s industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity. In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region. Customers also have the opportunity to supply their own power with on-site solar generation (typically rooftop solar) and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them. Finally, customers can elect to subscribe to a community solar garden at pricing that affords them the same opportunity to avoid fixed charges as if they had rooftop installations.

The FERC has continued to promote competitive wholesale markets through open access transmission and other means. As a result, NSP-Minnesota and its wholesale customers can purchase generation resources from competing wholesale suppliers and use the transmission systems of Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load. State public utilities commissions, including the MPUC, have created resource planning programs that promote competition in the acquisition of electricity generation resources used to provide service to retail customers. In addition, FERC Order 1000 seeks to establish competition for construction and operation of certain new electric transmission facilities. NSP-Minnesota has franchise agreements with certain cities subject to periodic renewal. If a city elected not to renew the franchise agreement, it could seek alternative means for its citizens to access electric power or gas, such as municipalization. Several states, including Minnesota, have policies designed to promote the development of solar and other distributed energy resources through significant incentive policies; with these incentives and federal tax subsidies, distributed generating resources are potential competitors to NSP-Minnesota’s electric service business. While facing these challenges, NSP-Minnesota believes its rates and services are competitive with currently available alternatives.

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

There are significant future environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change. NSP-Minnesota has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If these future environmental regulations do not provide credit for the investments we have already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs. We believe, based on prior state commission practice, we would recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2014, NSP-Minnesota had 3,778 full-time employees and 15 part-time employees, of which 2,283 were covered under collective-bargaining agreements. See Note 7 to the consolidated financial statements for further discussion.

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

Oversight of Risk and Related Processes

A key accountability of the Board of Directors is to identify, manage and mitigate material risk. Our Board employs an effective process for doing so, combining management and Board risk oversight. The guidelines on corporate governance and Board committee charters define the scope of review and inquiry for the Board and its committees regarding risk management. As provided below, management and each committee has responsibility for overseeing aspects of risk management and mitigation of the risk.

Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability, broadly considering our business, the utility industry, the domestic and global economy and the environment. Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the financial disclosure process, the hazard risk management process and internal auditing and compliance with financial and operational controls. Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing our strategy. At the same time, the business planning process identifies areas in which there is a potential for a business area to take inappropriate risk to meet goals and determines how to prevent inappropriate risk-taking.

At a threshold level, we have developed a robust compliance program and promote a culture of compliance, including tone at the top, which mitigates risk. The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups, and overall business management to mitigate the risks inherent in the implementation strategy. Building on this culture of compliance, we manage and further mitigate risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of internal corporate areas such as internal audit, the corporate controller and legal services.

Management communicates regularly with the Board and key stakeholders regarding risk. Senior management presents a periodic assessment of key risks to the Board. The presentation of the key risks and the discussion provides the Board with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Management also provides information to the Board in presentations and communications over the course of the year.

The Board has assigned several important aspects of its governance and oversight to four standing committees to ensure issues and risks are well understood and effectively managed. While the Board as a whole reviews management’s key risk assessment and analyzes areas of potential future risk to Xcel Energy, the committees provide focused oversight of specific risks assigned to them. This provides robust and comprehensive risk management that is critical to successful execution of corporate strategy.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain and comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance no longer makes operation of the units economic. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us. We may be required to pay all or a portion of the cost to remediate (i.e., cleanup) sites where our past activities, or the activities of certain other parties, caused environmental contamination. At Dec. 31, 2014, these sites included:

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

In addition, existing environmental laws or regulations may be revised, and new laws or regulations seeking to protect the environment may be adopted or become applicable to us, including but not limited to, regulation of mercury, NOx, SO2, CO2 and other GHGs, particulates and cooling water intake systems. We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

We are subject to physical and financial risks associated with climate change.

There is a growing consensus that emissions of GHGs are linked to global climate change. Climate change creates physical and financial risk. Physical risks from climate change include changes in weather conditions, changes in precipitation and extreme weather events.

Our customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes may require us to invest in additional generating assets, transmission and other infrastructure to serve increased load. Decreased energy use due to weather changes may affect our financial condition, through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stress, including service interruptions. Weather conditions outside of our service territory could also have an impact on our revenues. We buy and sell electricity depending upon system needs and market opportunities. Extreme weather conditions creating high energy demand may raise electricity prices, which would increase the cost of energy we provide to our customers.

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

To the extent climate change impacts a region’s economic health, it may also impact our revenues. Our financial performance is tied to the health of the regional economies we serve. The price of energy, as a factor in a region’s cost of living as well as an important input into the cost of goods and services, has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as a tax on GHGs, regulation of CO2 emissions under section 111(d) of the CAA, or additional environmental regulation could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations. We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year. Thus, the rates we are allowed to charge may or may not match our costs at any given time. While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs. Cost disallowances may arise as a result of prudence investigations (e.g., Monticello LCM/EPU project). Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers. Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

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

Utility operations require significant capital investment in property, plant and equipment. As a result, we frequently need to access the debt and equity capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy. Capital market disruption events and resulting broad financial market distress could prevent us from issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

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

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges. The credit risk is then socialized through the exchange central clearinghouse function. While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires broad clearing of financial swap transactions through a central counterparty, which could lead to additional margin requirements that would impact our liquidity. However, we have taken advantage of an exception to mandatory clearing afforded to commercial end-users who are not classified as a major swap participant. The Board of Directors has authorized Xcel Energy and its subsidiaries to take advantage of this end-user exception. In addition, the CFTC’s rules permit us to deal in utility operations-related swaps with utility special entities and not be required to register as a swap dealer provided that our aggregate gross notional amount of swap dealing activity (including utility operations-related swaps) does not exceed the general de minimis threshold and provided that we have not exceeded the special entity de minimis threshold (excluding utility operations-related swaps) of $25 million for the preceding 12 months. Our current level of financial swap activity with special entities is significantly below this special entity de minimis threshold; therefore, we will not be classified as a swap dealer in our special entity activity. Swap transactions with non-special entities have a much higher level of activity considered to be de minimis, currently $8 billion, and our level of activity is well under this limit; therefore, we will not be classified as a swap dealer under the Dodd-Frank Act. We are currently reporting all of our swap transactions as part of the Dodd-Frank Act.

We may at times have direct credit exposure in our short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, such as SPP, PJM and MISO, in which any credit losses are socialized to all market participants.

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

We have defined benefit pension and postretirement plans that cover substantially all of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans. These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations. In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans with modifications to these funding requirements that allowed additional flexibility in the timing of contributions. Therefore, our funding requirements and related contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving the company could trigger settlement accounting and could require the company to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

Increasing costs associated with health care plans may adversely affect our results of operations.

Our self-insured costs of health care benefits for eligible employees have increased in recent years. Increasing levels of large individual health care claims and overall health care claims could have an adverse impact on our operating results, financial position and liquidity. We believe that our employee benefit costs, including costs related to health care plans for our employees and former employees, will continue to rise. Changes in industry standards utilized by management in key assumptions (e.g., mortality tables) could have a significant impact on future liabilities and benefit costs. Legislation related to health care could also significantly change our benefit programs and costs.

Operational Risks

We are subject to commodity risks and other risks associated with energy markets and energy production.

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. As a result we are subject to market supply and commodity price risk. Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting). Actual settlements can vary significantly from estimated fair values recorded to the consolidated financial statements, and significant changes from the assumptions underlying our fair value estimates could cause significant earnings variability.

If we encounter market supply shortages or our suppliers are otherwise unable to meet their contractual obligations, we may be unable to fulfill our contractual obligations to our customers at previously authorized or anticipated costs. Any such disruption, if significant, would cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses. Potential market supply shortages may not be fully resolved through alternative supply sources and such interruptions may cause short-term disruptions in our ability to provide electric and/or natural gas services to our customers. The impact of these cost and reliability issues depends on our operating conditions such as generation fuels mix, availability of water for cooling, availability of fuel transportation including rail shipments of coal, electric generation capacity, transmission, natural gas pipeline capacity, etc.

We are subject to the risks of nuclear generation.

Our two nuclear stations, PI and Monticello, subject us to the risks of nuclear generation, which include:

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

Our utility operations file long-term resource plans with our regulators. These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage, economic activity, costs, regulatory mechanisms, impact of technology, the installation of distributed generation, customer behavioral response and continuation of the existing utility business model. Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide. NSP-Minnesota’s aging infrastructure may pose a risk to system reliability and expose us to premature financial obligations. NSP-Minnesota is engaged in significant and ongoing infrastructure investment programs.

In addition, large industrial customers may leave our system and invest in their own on-site distributed generation or seek law changes to give them the authority to purchase directly from other suppliers or organized markets. The recent low natural gas price environment has caused some customers to consider their options in this area, particularly customers with industrial processes using steam. Wholesale customers may purchase directly from other suppliers and procure only transmission service from us. These circumstances provide for greater long-term planning uncertainty related to future load growth. Similarly, distributed solar generation may become an economic competitive threat to our load growth in the future. However, we believe the economics, absent significant subsidies, do not support such a trend in the near term unless a state mandates the purchase of such generation. Some states have considered such legislation.

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

Additionally, the operating or other costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires verification of pipeline infrastructure records by intrastate and interstate pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. We have programs in place to comply with the Pipeline Safety Act and for systematic infrastructure monitoring and renewal over time. A significant incident could increase regulatory scrutiny and result in penalties and higher costs of operations.

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

As of Dec. 31, 2014, Xcel Energy Inc. and its utility subsidiaries had approximately $11.5 billion of long-term debt and $1.3 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees. As of Dec. 31, 2014, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $13.9 million and $0.2 million of exposure. Xcel Energy also had additional guarantees of $31.4 million at Dec. 31, 2014 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc. In 2014, 2013 and 2012 we paid $259.5 million, $235.5 million and $234.1 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Minnesota is imposed by our state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio. See Item 5 for further discussion on dividend limitations.

Public Policy Risks

We may be subject to legislative and regulatory responses to climate change and emissions, with which compliance could be difficult and costly.

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities may be subject to additional regulation under climate change laws at either the state or federal level in the future. The EPA is regulating GHGs under the CAA. The EPA has regulated GHG emissions from motor vehicles and has proposed regulations to reduce GHG emissions from existing power plants that are expected to become final in 2015, with state plans to achieve the EPA’s goals due by 2017. Such regulations could impose substantial costs on our system. The EPA has also proposed regulations that would establish NSPS for any new fossil fuel-fired power plants that may be built which may be adopted in 2015. If adopted, these regulations could significantly increase the cost of building new generating plants.

The United States continues to participate in international negotiations related to the United Nations Framework Convention on Climate Change (UNFCCC). In 2014, the United States and China jointly announced GHG emissions goals. Further, the 20th Conference of the Parties (COP) to the UNFCCC concluded with the objective of developing an agreement among countries on emission reductions at the 2015 COP. This could result in additional GHG regulation or reduction goals in the United States.

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

There are many uncertainties regarding when and in what form climate change legislation or regulations will be imposed. The impact of legislation and regulations will depend on a number of factors, including what GHG emission reduction goals are set, what flexibility is allowed to meet the goals, how and whether early action to reduce GHG emissions is credited, whether GHG sources in other sectors of the economy are regulated, the degree to which GHG offsets are recognized as compliance options, how any emission allowances would be allocated to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. In addition, international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements in a timely manner. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

We are also subject to a significant number of proposed and potential rules that will impact our coal-fired and other generation facilities. These include rules associated with emissions of SO2 and NOx, mercury, regional haze, ozone and particulate matter, water discharges and ash management. The costs of investment to comply with these rules could be substantial and in some cases would lead to early retirement of coal units. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. The FERC can now impose penalties of up to $1 million per violation per day. In addition, NERC electric reliability standards are now mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations. If a serious reliability incident did occur, it could have a material effect on our operations or financial results. Some states have the authority to impose substantial penalties in the event of non-compliance.

We attempt to mitigate the risk of regulatory penalties through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions. However, there is no guarantee our compliance program will be sufficient to ensure against violations.

Macroeconomic Risks

Economic conditions impact our business.

Our operations are affected by local, national and worldwide economic conditions both positively and negatively. Growth in our customer base is correlated with economic conditions. While the number of customers is growing, sales growth is relatively modest due to an increased focus on energy efficiency including federal standards for appliance and lighting efficiency and distributed generation, primarily solar PV. Instability in the financial markets also may affect the cost of capital and our ability to raise capital, which are discussed in the capital market risk section above.

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

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products. Any such disruption could result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition and results of operations. The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have already incurred increased costs for security and capital expenditures in response to these risks. In addition, we may experience additional capital and operating costs to implement security for our plants, including our nuclear power plants under the NRC’s design basis threat requirements. We have also already incurred increased costs for compliance with NERC reliability standards associated with critical infrastructure protection, and may experience additional capital and operating costs to comply with the NERC critical infrastructure protection standards as they are implemented and clarified.

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

We operate in an industry that requires the continued operation of sophisticated information technology systems and network infrastructure. In addition, we use our systems and infrastructure to create, collect, use, disclose, store, dispose of and otherwise process sensitive information, including company data, customer energy usage data, and personal information regarding customers, employees and their dependents, contractors and other individuals.

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems (e.g., information about our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has begun to see an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States, and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations, or exposing us to liability. Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business. In addition, such an event would likely receive regulatory scrutiny at both the federal and state level. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

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

While we have fuel clause recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. In addition, higher fuel costs could reduce customer demand and/or increase bad debt expense, which could also have a material impact on our results of operations. Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows. We are unable to predict future prices or the ultimate impact of such prices on our results of operations or cash flows.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2014 Net Dependable Capability (MW)
Steam:
A.S. King-Bayport, Minn., 1 Unit	Coal	1968	511
Sherco-Becker, Minn.
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682
Unit 3	Coal	1987	507	(a)
Monticello-Monticello, Minn., 1 Unit	Nuclear	1971	554
PI-Welch, Minn.
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Black Dog-Burnsville, Minn., 2 Units	Coal/Natural Gas	1955-1960	215
Various locations, 4 Units	Wood/Refuse-derived fuel	Various	36	(b)
Combustion Turbine:
Angus Anson-Sioux Falls, S.D., 3 Units	Natural Gas	1994-2005	327
Black Dog-Burnsville, Minn., 2 Units	Natural Gas	1987-2002	271
Blue Lake-Shakopee, Minn., 6 Units	Natural Gas	1974-2005	453
High Bridge-St. Paul, Minn., 3 Units	Natural Gas	2008	534
Inver Hills-Inver Grove Heights, Minn., 6 Units	Natural Gas	1972	282
Riverside-Minneapolis, Minn., 3 Units	Natural Gas	2009	470
Various locations, 17 Units	Natural Gas	Various	101
Wind:
Grand Meadow-Mower County, Minn., 67 Units	Wind	2008	101	(c)
Nobles-Nobles County, Minn., 134 Units	Wind	2010	201	(c)
		Total	6,965

(a)	Based on NSP-Minnesota’s ownership of 59 percent.

(b)	Refuse-derived fuel is made from municipal solid waste.

(c)	This capacity is only available when wind conditions are sufficiently high enough to support the noted generation values above. Therefore, the on-demand net dependable capacity is zero.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2014:

Conductor Miles
500 KV	2,917
345 KV	8,403
230 KV	1,803
161 KV	416
115 KV	7,502
Less than 115 KV	84,090

NSP-Minnesota had 356 electric utility transmission and distribution substations at Dec. 31, 2014.

Natural gas utility mains at Dec. 31, 2014:

Miles
Transmission	136
Distribution	9,931

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

NSP-Minnesota’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay to Xcel Energy Inc., the holder of its common stock. Even with this restriction, NSP-Minnesota could have paid more than $1.6 billion and $1.4 billion in additional cash dividends on common stock at Dec. 31, 2014 and 2013, respectively.

In addition, NSP-Minnesota has dividend restrictions imposed by FERC rules and state regulatory commissions:

•
Dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

•
The most restrictive dividend limitation for NSP-Minnesota is imposed by its state regulatory commissions. NSP-Minnesota’s state regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc. by requiring an equity-to-total capitalization ratio between 47.1 percent and 57.5 percent. NSP-Minnesota’s equity-to-capitalization ratio was 52.1 percent at Dec. 31, 2014 and $848 million in retained earnings was not restricted. Total capitalization for NSP-Minnesota was $9.0 billion at Dec. 31, 2014, which did not exceed the limits imposed by the commissions of $9.5 billion.

See Note 4 to the consolidated financial statements for further discussion of NSP-Minnesota’s dividend policy.

The dividends declared during 2014 and 2013 were as follows:

(Thousands of Dollars)	2014	2013
First quarter	$59,740	$58,690
Second quarter	73,750	59,308
Third quarter	67,210	58,744
Fourth quarter	77,802	58,751

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slowdown in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K and Exhibit 99.01 hereto.

Results of Operations

NSP-Minnesota’s net income was approximately $404.9 million for 2014, compared with approximately $393.3 million for 2013. Earnings were positively impacted by electric rate increases in Minnesota (interim, subject to refund) and North Dakota and weather-normalized sales growth. These items were partially offset by higher O&M expenses, the unfavorable impact of weather, lower AFUDC and increased property taxes and interest charges.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

(Millions of Dollars)	2014	2013
Electric revenues	$4,202	$4,062
Electric fuel and purchased power	(1,676)	(1,684)
Electric margin	$2,526	$2,378

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2014 vs. 2013
Retail rate increases (a)	$60
Trading	44
Conservation program revenues (offset by expenses)	39
Non-fuel riders	33
Transmission revenue	17
Interchange revenues from NSP-Wisconsin	16
Fuel and purchased power cost recovery	(59)
Estimated impact of weather	(24)
Other, net	14
Total increase in electric revenues	$140

Electric Margin

(Millions of Dollars)	2014 vs. 2013
Retail rate increases (a)	$60
Conservation program revenues (offset by expenses)	39
Non-fuel riders	33
Interchange revenues from NSP-Wisconsin	24
Estimated impact of weather	(24)
Other, net	16
Total increase in electric margin	$148

(a)
The retail rate increases include final rates in North Dakota and interim rates in Minnesota, subject to and net of estimated provision for refund. See Note 10 to the consolidated financial statements.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

(Millions of Dollars)	2014	2013
Natural gas revenues	$758	$591
Cost of natural gas sold and transported	(532)	(380)
Natural gas margin	$226	$211

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2014 vs. 2013
Purchased natural gas adjustment clause recovery	$153
Estimated impact of weather	5
Retail sales growth, excluding weather impact	3
Conservation program revenues (offset by expenses)	2
Other, net	4
Total increase in natural gas revenues	$167

Natural Gas Margin

(Millions of Dollars)	2014 vs. 2013
Estimated impact of weather	$5
Retail sales growth, excluding weather impact	3
Conservation program revenues (offset by expenses)	2
Other, net	5
Total increase in natural gas margin	$15

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $52.0 million, or 4.4 percent, for 2014 compared with 2013. The following table summarizes the changes in O&M expenses for the year ended Dec. 31:

(Millions of Dollars)	2014 vs. 2013
Nuclear plant operations and amortization	$36
Interchange agreement billing with NSP-Wisconsin	8
Employee benefits	6
Other, net	2
Total increase in O&M expenses	$52

•	Nuclear cost increases are related to the amortization of prior outages and initiatives designed to improve the operational efficiencies of the plants.

Conservation Program Expenses — Conservation program expenses increased $41.5 million, or 42.9 percent, for 2014 compared with 2013. This increase was primarily attributable to higher electric recovery rates. Conservation program expenses are generally recovered in our major jurisdictions concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense decreased $3.7 million, or 0.9 percent, for 2014 compared with 2013. The decrease was primarily attributable to additional accelerated amortization of the excess depreciation reserve associated with certain Minnesota assets, partially offset by the PI steam generator replacement placed in service in December 2013 and normal system expansion. See further discussion within Note 10 to the consolidated financial statements.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $15.1 million, or 7.3 percent, for 2014 compared with 2013. The increase was primarily due to higher property taxes in Minnesota.

AFUDC, Equity and Debt — AFUDC decreased $23.6 million for 2014 compared with 2013. The decrease is primarily due to the portion of the Monticello LCM/EPU placed in service in July 2013 and the PI steam generator replacement placed in service in December 2013, partially offset by the expansion of transmission facilities.

Interest Charges — Interest charges increased $7.8 million, or 4.1 percent, for 2014 compared with 2013. The increase is primarily due to higher long-term debt levels, partially offset by refinancings at lower interest rates and interest on customer refunds in Minnesota.

Income Taxes — Income tax expense increased $16.2 million for 2014 compared with 2013. The increase in income tax expense was primarily due to higher pretax earnings and decreased permanent plant-related adjustments in 2014. These were partially offset by a 2014 tax benefit for prior year adjustments. The ETR was 32.9 percent for 2014 compared with 31.6 percent for 2013 due to these adjustments.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Derivatives, Risk Management and Market Risk

NSP-Minnesota is exposed to a variety of market risks in the normal course of business. Market risk is the potential loss that may occur as a result of adverse changes in the market or fair value of a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk. See Note 9 to the consolidated financial statements for further discussion of market risks associated with derivatives.

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

Commodity Price Risk — NSP-Minnesota is exposed to commodity price risk in its electric and natural gas operations. Commodity price risk is managed by entering into short- and long-term physical purchase and sales contracts for electric capacity, energy and energy-related products and for various fuels used in generation and distribution activities. Commodity price risk is also managed through the use of financial derivative instruments. NSP-Minnesota’s risk management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists.

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

At Dec. 31, 2014, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$6,359	$8,238	$1,401	$1,088	$17,086
	2	4,400	—	—	—	4,400
		$10,759	$8,238	$1,401	$1,088	$21,486

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Options Fair Value
NSP-Minnesota	2	$325	$—	$—	$—	$325

1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms for the years ended Dec. 31 were as follows:

(Thousands of Dollars)	2014	2013
Fair value of commodity trading net contract assets outstanding at Jan. 1	$30,196	$27,522
Contracts realized or settled during the period	(12,198)	(11,651)
Commodity trading contract additions and changes during the period	3,813	14,325
Fair value of commodity trading net contract assets outstanding at Dec. 31	$21,811	$30,196

At Dec. 31, 2014, a 10 percent increase in market prices for commodity trading contracts would increase pretax income by approximately $0.9 million, whereas a 10 percent decrease would decrease pretax income by approximately $0.9 million. At Dec. 31, 2013, a 10 percent increase in market prices for commodity trading contracts would decrease pretax income by approximately $0.6 million, whereas a 10 percent decrease would increase pretax income by approximately $0.6 million.

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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2014	$0.57	$3.00	$0.61	$4.06	$0.13
2013	0.29	3.00	0.41	1.65	< 0.01

Interest Rate Risk — NSP-Minnesota is subject to the risk of fluctuating interest rates in the normal course of business. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Dec. 31, 2014 and 2013, a 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact annual pretax interest expense by approximately $1.4 million and $1.7 million, respectively. See Note 9 to the consolidated financial statements for a discussion of NSP-Minnesota’s interest rate derivatives.

NSP-Minnesota also maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. At Dec. 31, 2014, the fund was invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for activities related to nuclear decommissioning. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning. Since the accounting for nuclear decommissioning recognizes that costs are recovered through rates, fluctuations in equity prices or interest rates do not have a direct impact on earnings.

Credit Risk — NSP-Minnesota is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. NSP-Minnesota maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2014, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $3.5 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $11.9 million. At Dec. 31, 2013, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $3.9 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $4.8 million.

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

Commodity Derivatives — NSP-Minnesota continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2014. NSP-Minnesota also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at Dec. 31, 2014.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of FTRs, as well as forwards and options that are long-term in nature. Level 3 commodity derivative assets and liabilities represent 2.3 percent and 6.1 percent of gross assets and liabilities, respectively, measured at fair value at Dec. 31, 2014.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $41.2 million and $1.0 million of estimated fair values, respectively, for FTRs held at Dec. 31, 2014.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers. When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3. There were no Level 3 forwards or options held at Dec. 31, 2014.

Nuclear Decommissioning Fund — Nuclear decommissioning fund assets assigned to Level 3 consist of private equity investments and real estate investments. Based on an evaluation of NSP-Minnesota’s ability to redeem private equity investments and real estate investment funds measured at net asset value, estimated fair values for these investments totaling $165.5 million in the nuclear decommissioning fund at Dec. 31, 2014 (approximately 9.3 percent of total assets measured at fair value) are assigned to Level 3. Realized and unrealized gains and losses on nuclear decommissioning fund investments are deferred as a regulatory asset.

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

NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2014, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ TERESA S. MADDEN
Ben Fowke	Teresa S. Madden
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 20, 2015	Feb. 20, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Northern States Power Company, a Minnesota corporation

We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern States Power Company, a Minnesota corporation, and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company, a Minnesota corporation, and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 20, 2015

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands)

	Year Ended Dec. 31
	2014	2013	2012
Operating revenues
Electric, non-affiliates	$3,727,815	$3,603,807	$3,392,571
Electric, affiliates	474,542	458,633	449,958
Natural gas	757,695	591,017	471,765
Other	28,473	26,153	23,045
Total operating revenues	4,988,525	4,679,610	4,337,339

Operating expenses
Electric fuel and purchased power	1,676,474	1,683,977	1,562,286
Cost of natural gas sold and transported	532,475	380,058	287,152
Cost of sales — other	17,371	16,154	13,505
Operating and maintenance expenses	1,223,829	1,171,855	1,102,302
Conservation program expenses	138,105	96,635	109,989
Depreciation and amortization	410,840	414,588	399,432
Taxes (other than income taxes)	221,838	206,741	204,387
Total operating expenses	4,220,932	3,970,008	3,679,053

Operating income	767,593	709,602	658,286

Other income (expense), net	580	(653)	979
Allowance for funds used during construction — equity	23,788	40,064	37,109

Interest charges and financing costs
Interest charges — includes other financing costs of $6,511, $6,337 and $5,972 respectively	199,667	191,889	201,158
Allowance for funds used during construction — debt	(10,711)	(18,079)	(20,449)
Total interest charges and financing costs	188,956	173,810	180,709

Income before income taxes	603,005	575,203	515,665
Income taxes	198,090	181,857	175,524
Net income	$404,915	$393,346	$340,141

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands)

	Year Ended Dec. 31
	2014	2013	2012
Net income	$404,915	$393,346	$340,141

Other comprehensive income (loss)

Pension and retiree medical benefits:
Net pension and retiree medical benefits gains arising during the period, net of tax of $111, $294 and $315, respectively	161	423	460
Amortization of losses included in net periodic benefit cost, net of tax of $16, $63 and $106, respectively	22	91	161
	183	514	621
Derivative instruments:
Net fair value (decrease) increase, net of tax of $(61), $10 and $(6,885), respectively	(89)	5	(9,889)
Reclassification of losses to net income, net of tax of $568, $560 and $156, respectively	789	779	225
	700	784	(9,664)
Marketable securities:
Net fair value increase, net of tax of $22, $120 and $135, respectively	32	172	196

Other comprehensive income (loss)	915	1,470	(8,847)
Comprehensive income	$405,830	$394,816	$331,294

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended Dec. 31
	2014	2013	2012
Operating activities
Net income	$404,915	$393,346	$340,141
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	416,380	419,852	404,325
Nuclear fuel amortization	114,542	98,089	102,651
Deferred income taxes	167,471	168,444	239,981
Amortization of investment tax credits	(1,735)	(1,813)	(2,700)
Allowance for equity funds used during construction	(23,788)	(40,064)	(37,109)
Provision for bad debts	17,193	13,418	11,241
Prairie Island extended power uprate	—	—	10,100
Net realized and unrealized hedging and derivative transactions	5,023	(4,175)	(53,881)
Changes in operating assets and liabilities:
Accounts receivable	(104,655)	3,220	(214,886)
Accrued unbilled revenues	3,825	(25,748)	1,639
Inventories	(10,285)	(19,404)	41,090
Other current assets	(33,284)	22,316	(30,708)
Accounts payable	(50,569)	68,003	(29,055)
Net regulatory assets and liabilities	101,826	10,703	(15,416)
Other current liabilities	118,576	36,709	33,727
Pension and other employee benefit obligations	(41,924)	(59,953)	(71,149)
Change in other noncurrent assets	34,571	(9,599)	(14,465)
Change in other noncurrent liabilities	(5,985)	(4,463)	(552)
Net cash provided by operating activities	1,112,097	1,068,881	714,974

Investing activities
Utility capital/construction expenditures	(1,241,940)	(1,548,952)	(1,172,403)
Allowance for equity funds used during construction	23,788	40,064	37,109
Proceeds from insurance recoveries	6,000	90,000	97,835
Purchases of investments in external decommissioning fund	(595,569)	(1,481,881)	(1,102,025)
Proceeds from the sale of investments in external decommissioning fund	588,430	1,461,291	1,087,076
Investments in utility money pool arrangement	(432,000)	(29,000)	—
Repayments from utility money pool arrangement	432,000	29,000	—
Change in restricted cash	—	—	95,287
Other, net	(3,066)	(3,716)	(3,507)
Net cash used in investing activities	(1,222,357)	(1,443,194)	(960,628)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	11,000	(90,000)	195,000
Borrowings under utility money pool arrangement	340,000	997,000	1,147,000
Repayments under utility money pool arrangement	(374,000)	(963,000)	(1,212,000)
Proceeds from issuance of long-term debt	295,337	394,788	786,363
Repayments of long-term debt, including reacquisition premiums	—	—	(648,874)
Capital contributions from parent	95,051	285,102	215,110
Dividends paid to parent	(259,451)	(235,499)	(234,108)
Net cash provided by financing activities	107,937	388,391	248,491

Net change in cash and cash equivalents	(2,323)	14,078	2,837
Cash and cash equivalents at beginning of period	42,920	28,842	26,005
Cash and cash equivalents at end of period	$40,597	$42,920	$28,842

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(182,603)	$(166,515)	$(187,671)
Cash (paid) received for income taxes, net	(33,586)	2,064	(5,104)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$186,068	$234,686	$125,948

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share and per share data)

	Dec. 31
	2014	2013
Assets
Current assets
Cash and cash equivalents	$40,597	$42,920
Accounts receivable, net	367,696	284,532
Accounts receivable from affiliates	24,067	19,769
Accrued unbilled revenues	251,587	255,412
Inventories	290,287	279,915
Regulatory assets	235,487	207,467
Derivative instruments	60,164	66,726
Deferred income taxes	76,016	80,095
Prepayments and other	142,443	118,036
Total current assets	1,488,344	1,354,872

Property, plant and equipment, net	11,661,620	10,589,522

Other assets
Nuclear decommissioning fund and other investments	1,735,316	1,655,356
Regulatory assets	1,051,834	990,204
Derivative instruments	15,434	36,881
Other	34,768	68,060
Total other assets	2,837,352	2,750,501
Total assets	$15,987,316	$14,694,895

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250,013	$2
Short-term debt	142,000	131,000
Borrowings under utility money pool arrangement	—	34,000
Accounts payable	470,507	554,265
Accounts payable to affiliates	50,545	65,941
Regulatory liabilities	171,608	101,795
Taxes accrued	198,509	195,734
Accrued interest	61,339	59,846
Dividends payable to parent	77,802	58,752
Derivative instruments	12,294	13,066
Other	217,215	104,544
Total current liabilities	1,651,832	1,318,945

Deferred credits and other liabilities
Deferred income taxes	2,429,143	2,253,915
Deferred investment tax credits	27,567	29,202
Regulatory liabilities	451,783	430,999
Asset retirement obligations	2,186,174	1,732,763
Derivative instruments	135,036	151,651
Pension and employee benefit obligations	340,774	307,282
Other	123,165	100,614
Total deferred credits and other liabilities	5,693,642	5,006,426

Commitments and contingencies
Capitalization
Long-term debt	3,938,669	3,888,730
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2014 and 2013, respectively	10	10
Additional paid in capital	2,961,654	2,866,603
Retained earnings	1,762,323	1,635,910
Accumulated other comprehensive loss	(20,814)	(21,729)
Total common stockholder’s equity	4,703,173	4,480,794
Total liabilities and equity	$15,987,316	$14,694,895

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (amounts in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2011	1,000,000	$10	$2,366,391	$1,372,727	$(14,352)	$3,724,776
Net income				340,141		340,141
Other comprehensive loss					(8,847)	(8,847)
Common dividends declared to parent				(234,811)		(234,811)
Contribution of capital by parent			215,110			215,110
Balance at Dec. 31, 2012	1,000,000	$10	$2,581,501	$1,478,057	$(23,199)	$4,036,369
Net income				393,346		393,346
Other comprehensive income					1,470	1,470
Common dividends declared to parent				(235,493)		(235,493)
Contribution of capital by parent			285,102			285,102
Balance at Dec. 31, 2013	1,000,000	$10	$2,866,603	$1,635,910	$(21,729)	$4,480,794
Net income				404,915		404,915
Other comprehensive income					915	915
Common dividends declared to parent				(278,502)		(278,502)
Contribution of capital by parent			95,051			95,051
Balance at Dec. 31, 2014	1,000,000	$10	$2,961,654	$1,762,323	$(20,814)	$4,703,173

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CAPITALIZATION (amounts in thousands, except share and per share data)

	Dec. 31
	2014	2013
Long-Term Debt
First Mortgage Bonds, Series due:
Aug. 15, 2015, 1.95%	$250,000	$250,000
March 1, 2018, 5.25%	500,000	500,000
Aug. 15, 2022, 2.15%	300,000	300,000
May 15, 2023, 2.6%	400,000	400,000
July 1, 2025, 7.125%	250,000	250,000
March 1, 2028, 6.5%	150,000	150,000
July 15, 2035, 5.25%	250,000	250,000
June 1, 2036, 6.25%	400,000	400,000
July 1, 2037, 6.2%	350,000	350,000
Nov. 1, 2039, 5.35%	300,000	300,000
Aug. 15, 2040, 4.85%	250,000	250,000
Aug. 15, 2042, 3.4%	500,000	500,000
May 15, 2044, 4.125%	300,000	—
Other	47	48
Unamortized discount	(11,365)	(11,316)
Total	4,188,682	3,888,732
Less current maturities	250,013	2
Total long-term debt	$3,938,669	$3,888,730

Common Stockholder’s Equity
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2014 and 2013, respectively	$10	$10
Additional paid in capital	2,961,654	2,866,603
Retained earnings	1,762,323	1,635,910
Accumulated other comprehensive loss	(20,814)	(21,729)
Total common stockholder’s equity	$4,703,173	$4,480,794

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Business and System of Accounts — NSP-Minnesota is engaged in the regulated generation, purchase, transmission, distribution and sale of electricity and in the regulated purchase, transportation, distribution and sale of natural gas. NSP-Minnesota’s consolidated financial statements and disclosures are presented in accordance with GAAP. All of NSP-Minnesota’s underlying accounting records also conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions, which are the same in all material respects.

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

Use of Estimates — In recording transactions and balances resulting from business operations, NSP-Minnesota uses estimates based on the best information available. Estimates are used for such items as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. The recorded estimates are revised when better information becomes available or when actual amounts can be determined. Those revisions can affect operating results.

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

Conservation Programs — NSP-Minnesota has implemented programs in its retail jurisdictions to assist customers in conserving energy and reducing peak demand on the electric and natural gas systems. These programs include commercial process efficiency and lighting upgrades, as well as residential rebates for participation in air conditioning interruption and energy-efficient appliances.

The costs incurred for CIP programs are deferred if it is probable future revenue will be provided to permit recovery of the incurred cost. Recorded revenues for incentive programs designed for recovery of lost margins and/or conservation performance incentives are limited to amounts expected to be collected within 24 months from the annual period in which they are earned.

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

Property, plant and equipment is tested for impairment when it is determined that the carrying value of the assets may not be recoverable. A loss is recognized in the current period if it becomes probable that part of a cost of a plant under construction or recently completed plant will be disallowed for recovery from customers and a reasonable estimate of the disallowance can be made. For investments in property, plant and equipment that are abandoned and not expected to go into service, incurred costs and related deferred tax amounts are compared to the discounted estimated future rate recovery, and a loss is recognized, if necessary.

NSP-Minnesota records depreciation expense related to its plant using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 2.5, 2.9 and 2.9 percent for the years ended Dec. 31, 2014, 2013 and 2012, respectively.

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

Nuclear Decommissioning — Nuclear decommissioning studies estimate NSP-Minnesota’s ultimate costs of decommissioning its nuclear power plants and are performed at least every three years and submitted to the MPUC and other state commissions for approval. NSP-Minnesota filed its most recent triennial nuclear decommissioning studies with the MPUC in December 2014. These studies reflect NSP-Minnesota’s plans, under the current operating licenses, for prompt dismantlement of the Monticello and PI facilities. These studies assume that NSP-Minnesota will store spent fuel on site pending removal to a U.S. government facility.

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

Types of and Accounting for Derivative Instruments — NSP-Minnesota uses derivative instruments in connection with its interest rate, utility commodity price, vehicle fuel price, and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by the accounting guidance for derivatives and hedging, are recorded on the consolidated balance sheets at fair value as derivative instruments. This includes certain instruments used to mitigate market risk for the utility operations including transmission in organized markets and all instruments related to the commodity trading operations. The classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship. Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

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

Fair Value Measurements — NSP-Minnesota presents cash equivalents, interest rate derivatives, commodity derivatives and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements. Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted net asset values. For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used as a primary input to establish fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price for an identical contract in an active market, NSP-Minnesota may use quoted prices for similar contracts or internally prepared valuation models to determine fair value. For the nuclear decommissioning fund, published trading data and pricing models, generally using the most observable inputs available, are utilized to estimate fair value for each security. For further information, see Note 9.

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

Estimated remediation costs, excluding inflationary increases, are recorded. The estimates are based on experience, an assessment of the current situation and the technology currently available for use in the remediation. The recorded costs are regularly adjusted as estimates are revised and remediation proceeds. If other participating PRPs exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for NSP-Minnesota’s expected share of the cost. Any future costs of restoring sites where operation may extend indefinitely are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses, which may include final remediation costs. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.

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

Recently Issued

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, will be effective for interim and annual reporting periods beginning after Dec. 15, 2016. NSP-Minnesota is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2014	Dec. 31, 2013
Accounts receivable, net
Accounts receivable	$390,633	$304,748
Less allowance for bad debts	(22,937)	(20,216)
	$367,696	$284,532

(Thousands of Dollars)	Dec. 31, 2014	Dec. 31, 2013
Inventories
Materials and supplies	$157,376	$144,140
Fuel	77,139	81,971
Natural gas	55,772	53,804
	$290,287	$279,915

(Thousands of Dollars)	Dec. 31, 2014	Dec. 31, 2013
Property, plant and equipment, net
Electric plant	$14,831,286	$13,530,767
Natural gas plant	1,177,021	1,092,314
Common and other property	568,287	503,168
CWIP	706,979	902,820
Total property, plant and equipment	17,283,573	16,029,069
Less accumulated depreciation	(6,012,145)	(5,783,658)
Nuclear fuel	2,347,422	2,186,799
Less accumulated amortization	(1,957,230)	(1,842,688)
	$11,661,620	$10,589,522

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2014
Borrowing limit	$250
Amount outstanding at period end	—
Average amount outstanding	—
Maximum amount outstanding	5
Weighted average interest rate, computed on a daily basis	0.27%
Weighted average interest rate at period end	N/A

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2014	Twelve Months Ended Dec. 31, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$250	$250	$250
Amount outstanding at period end	—	34	—
Average amount outstanding	12	42	56
Maximum amount outstanding	150	211	236
Weighted average interest rate, computed on a daily basis	0.21%	0.30%	0.33%
Weighted average interest rate at period end	N/A	0.25	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2014
Borrowing limit	$500
Amount outstanding at period end	142
Average amount outstanding	61
Maximum amount outstanding	146
Weighted average interest rate, computed on a daily basis	0.34%
Weighted average interest rate at period end	0.53

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2014	Twelve Months Ended Dec. 31, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$500	$500	$500
Amount outstanding at period end	142	131	221
Average amount outstanding	111	97	59
Maximum amount outstanding	397	347	302
Weighted average interest rate, computed on a daily basis	0.26%	0.34%	0.39%
Weighted average interest rate at end of period	0.53	0.25	0.39

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2014 and 2013, there were $24.1 million and $15.9 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

Amended Credit Agreement — In October 2014, NSP-Minnesota entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with an extension of maturity from July 2017 to October 2019. The borrowing limit for NSP-Minnesota remained at $500 million.

NSP-Minnesota has the right to request an extension of the revolving termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.

Other features of NSP-Minnesota’s credit facility include:

•	NSP-Minnesota may increase its credit facility by up to $100 million.

•
The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65 percent. NSP-Minnesota was in compliance as its debt-to-total capitalization ratio was 48 percent and 47 percent at Dec. 31, 2014 and 2013, respectively. If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Minnesota will be in default on its borrowings under the facility if NSP-Minnesota or any of its subsidiaries whose total assets exceed 15 percent of NSP-Minnesota’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	The interest rates under the line of credit are based on Eurodollar borrowing margins ranging from 87.5 to 175 basis points per year based on the applicable long-term credit ratings.

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the lines of credit at a range of 7.5 to 27.5 basis points per year.

At Dec. 31, 2014, NSP-Minnesota had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$500.0	$166.1	$333.9

(a)	These credit facilities have been amended to extend the maturity to October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at Dec. 31, 2014 and 2013.

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

Deferred Financing Costs — Other assets included deferred financing costs of approximately $33.6 million and $32.6 million, net of amortization, at Dec. 31, 2014 and 2013, respectively. NSP-Minnesota is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend and Other Capital-Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

NSP-Minnesota’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay to Xcel Energy Inc., the holder of its common stock. Even with this restriction, NSP-Minnesota could have paid more than $1.6 billion and $1.4 billion in additional cash dividends on common stock at Dec. 31, 2014 and 2013, respectively.

The most restrictive dividend limitation for NSP-Minnesota is imposed by its state regulatory commissions. NSP-Minnesota’s state regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc. by requiring an equity-to-total capitalization ratio between 47.1 percent and 57.5 percent. NSP-Minnesota’s equity-to-total capitalization ratio was 52.1 percent at Dec. 31, 2014 and $848 million in retained earnings was not restricted. Total capitalization for NSP-Minnesota was $9.0 billion at Dec. 31, 2014, which did not exceed the limits imposed by the commissions of $9.5 billion.

5.	Joint Ownership of Generation and Transmission Facilities

Following are the investments by NSP-Minnesota in jointly owned generation and transmission facilities and the related ownership percentages as of Dec. 31, 2014:

(Thousands of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Ownership %
Electric Generation:
Sherco Unit 3	$591,027	$376,322	$4,508	59.0%
Sherco Common Facilities Units 1, 2 and 3	144,799	90,022	2	80.0
Sherco Substation	4,790	2,978	—	59.0
Electric Transmission:
Grand Meadow Line and Substation	10,647	1,452	—	50.0
CapX2020	775,365	89,567	259,294	50.9
Total	$1,526,628	$560,341	$263,804

NSP-Minnesota has approximately 500 MW of jointly owned generating capacity. NSP-Minnesota’s share of operating expenses and construction expenditures are included in the applicable utility accounts. Each of the respective owners is responsible for providing its own financing.

6.    Income Taxes

Tax Increase Prevention Act of 2014 — In 2014, the Tax Increase Prevention Act (TIPA) was signed into law. The TIPA provides for the following:

•	The R&E credit was extended for 2014;

•	PTCs were extended for projects that began construction before the end of 2014 with certain projects qualifying into future years; and

•	50 percent bonus depreciation was extended one year through 2014. Additionally, some longer production period property placed in service in 2015 is also eligible for 50 percent bonus depreciation.

The accounting related to the TIPA was recorded beginning in the fourth quarter of 2014 because a change in tax law is accounted for in the period of enactment.

American Taxpayer Relief Act of 2012 — In 2013, the American Taxpayer Relief Act (ATRA) was signed into law. The ATRA provided for the following:

•	The top tax rate for dividends increased from 15 percent to 20 percent. The 20 percent dividend rate is now consistent with the tax rates for capital gains;

•	The R&E credit was extended for 2012 and 2013;

•	PTCs were extended for projects that began construction before the end of 2013 with certain projects qualifying into future years; and

•	50 percent bonus depreciation was extended one year through 2013. Additionally, some longer production period property placed in service in 2014 is also eligible for 50 percent bonus depreciation.

The accounting related to the ATRA, including the provisions related to 2012, was recorded beginning in the first quarter of 2013 because a change in tax law is accounted for in the period of enactment.

Federal Tax Loss Carryback Claims — In 2012, 2013 and 2014, NSP-Minnesota identified certain expenses related to 2009, 2010, 2011, 2013 and 2014 that qualify for an extended carryback beyond the typical two-year carryback period. As a result of a higher tax rate in prior years, NSP-Minnesota recognized a tax benefit of approximately $17 million in 2014, $12 million in 2013 and $15 million in 2012.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in March 2016. In the third quarter of 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Dec. 31, 2014, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $12 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. At Dec. 31, 2014, the IRS has begun the Appeals process; however, the outcome and timing of a resolution is uncertain.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2014	Dec. 31, 2013
Unrecognized tax benefit — Permanent tax positions	$12.2	$8.5
Unrecognized tax benefit — Temporary tax positions	18.2	16.7
Total unrecognized tax benefit	$30.4	$25.2

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2014	2013	2012
Balance at Jan. 1	$25.2	$19.5	$16.7
Additions based on tax positions related to the current year	10.3	8.1	1.7
Reductions based on tax positions related to the current year	(1.2)	—	(2.2)
Additions for tax positions of prior years	8.9	11.6	6.4
Reductions for tax positions of prior years	(4.2)	(1.9)	(3.1)
Settlements with taxing authorities	(8.6)	(12.1)	—
Balance at Dec. 31	$30.4	$25.2	$19.5

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2014	Dec. 31, 2013
NOL and tax credit carryforwards	$(10.8)	$(12.4)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals process progresses and state audits resume. As the IRS Appeals process moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $4 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at Dec. 31, 2014, 2013 and 2012 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2014, 2013 or 2012.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2014	2013
Federal NOL carryforward	$598.3	$593.8
Federal tax credit carryforwards	136.6	107.0
State NOL carryforwards	43.7	—
State tax credit carryforwards, net of federal detriment	2.8	2.4

The federal carryforward periods expire between 2021 and 2034. The state carryforward periods expire between 2017 and 2033.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences for the years ending Dec. 31:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
Tax credits recognized, net of federal income tax expense	(5.3)	(5.3)	(4.6)
NOL carryback	(2.3)	(2.0)	(2.9)
Regulatory differences — utility plant items	(0.2)	(1.8)	(1.6)
State income taxes, net of federal income tax benefit	5.8	5.6	8.5
Change in unrecognized tax benefits	0.6	1.0	(0.1)
Other, net	(0.7)	(0.9)	(0.3)
Effective income tax rate	32.9%	31.6%	34.0%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2014	2013	2012
Current federal tax (benefit) expense	$(124)	$(6,181)	$(85,347)
Current state tax expense	25,650	11,197	19,593
Current change in unrecognized tax expense	6,828	10,210	3,997
Deferred federal tax expense	143,295	135,539	196,655
Deferred state tax expense	27,256	37,381	47,869
Deferred change in unrecognized tax (benefit)	(3,080)	(4,476)	(4,543)
Deferred investment tax credits	(1,735)	(1,813)	(2,700)
Total income tax expense	$198,090	$181,857	$175,524

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2014	2013	2012
Deferred tax expense excluding items below	$184,544	$210,856	$285,726
Tax (expense) benefit allocated to other comprehensive income and other	(656)	(1,046)	6,172
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(16,417)	(41,366)	(51,917)
Deferred tax expense	$167,471	$168,444	$239,981

The components of the net deferred tax liability (current and noncurrent) at Dec. 31 were as follows:

(Thousands of Dollars)	2014	2013
Deferred tax liabilities:
Differences between book and tax bases of property	$2,628,577	$2,371,864
Regulatory assets	134,550	169,411
Employee benefits	7,066	—
Other	32,663	27,720
Total deferred tax liabilities	$2,802,856	$2,568,995
Deferred tax assets:
NOL carryforward	$217,323	$209,353
Tax credit carryforward	139,474	109,495
Rate Refund	30,785	—
Regulatory liabilities	16,585	16,232
Deferred investment tax credits	12,200	12,951
Employee benefits	—	16,232
Bad debts	—	8,259
Other	28,126	22,654
Total deferred tax assets	$444,493	$395,176
Net deferred tax liability	$2,358,363	$2,173,819

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

Xcel Energy, which includes NSP-Minnesota, offers various benefit plans to its employees. Approximately 60 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2014, NSP-Minnesota had 2,011 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2016. NSP-Minnesota also had an additional 272 nuclear operation bargaining employees covered under several collective-bargaining agreements, which expire at various dates in 2015 and 2016.

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

Pension Benefits

Xcel Energy, which includes NSP-Minnesota, has several noncontributory, defined benefit pension plans that cover almost all employees. Generally, benefits are based on a combination of years of service, the employee’s average pay and, in some cases, social security benefits. Xcel Energy Inc.’s and NSP-Minnesota’s policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws.

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2014 and 2013 were $46.5 million and $36.5 million, respectively, of which $5.7 million and $5.3 million was attributable to NSP-Minnesota. In 2014 and 2013, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $4.7 million and $6.6 million, respectively, of which $0.5 million in each year was attributable to NSP-Minnesota. Benefits for these unfunded plans are paid out of Xcel Energy’s consolidated operating cash flows.

Xcel Energy Inc. and NSP-Minnesota base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the historical returns achieved by the asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. Xcel Energy Inc. and NSP-Minnesota continually review pension assumptions. The pension cost determination assumes a forecasted mix of investment types over the long term.

•	Investment returns in 2014 and 2013 were below the assumed level of 7.25 percent in both years;

•	Investment returns in 2012 were above the assumed level of 7.50 percent; and

•	In 2015, NSP-Minnesota’s expected investment-return assumption is 7.25 percent.

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

The following table presents the target pension asset allocations for NSP-Minnesota at Dec. 31 for the upcoming year:

	2014	2013
Domestic and international equity securities	39%	31%
Long-duration fixed income and interest rate swap securities	23	29
Short-to-intermediate term fixed income securities	14	16
Alternative investments	22	22
Cash	2	2
Total	100%	100%

The ongoing investment strategy is based on plan-specific investment recommendations that seek to minimize potential investment and interest rate risk as a plan’s funded status increases over time. The investment recommendations result in a greater percentage of long-duration fixed income securities being allocated to specific plans having relatively higher funded status ratios and a greater percentage of growth assets being allocated to plans having relatively lower funded status ratios. The aggregate projected asset allocation presented in the table above for the master pension trust results from the plan-specific strategies.

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets that are measured at fair value as of Dec. 31, 2014 and 2013:

	Dec. 31, 2014
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$52,506	$—	$—	$52,506
Derivatives	—	185	—	185
Government securities	—	106,763	—	106,763
Corporate bonds	—	87,821	—	87,821
Asset-backed securities	—	1,073	—	1,073
Mortgage-backed securities	—	3,152	—	3,152
Common stock	29,368	—	—	29,368
Private equity investments	—	—	46,982	46,982
Commingled funds	—	543,008	—	543,008
Real estate	—	—	16,660	16,660
Securities lending collateral obligation and other	—	(6,603)	—	(6,603)
Total	$81,874	$735,399	$63,642	$880,915

	Dec. 31, 2013
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$28,078	$—	$—	$28,078
Derivatives	—	6,073	—	6,073
Government securities	—	43,501	—	43,501
Corporate bonds	—	161,761	—	161,761
Asset-backed securities	—	1,991	—	1,991
Mortgage-backed securities	—	4,436	—	4,436
Common stock	29,384	—	—	29,384
Private equity investments	—	—	48,633	48,633
Commingled funds	—	546,863	—	546,863
Real estate	—	—	14,904	14,904
Securities lending collateral obligation and other	—	2,018	—	2,018
Total	$57,462	$766,643	$63,537	$887,642

The following tables present the changes in NSP-Minnesota’s Level 3 pension plan assets for the years ended Dec. 31, 2014, 2013 and 2012:

(Thousands of Dollars)	Jan. 1, 2014	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers out of Level 3	Dec. 31, 2014
Private equity investments	$48,633	$7,949	$(6,785)	$(2,815)	$—	$46,982
Real estate	14,904	1,104	(1,197)	1,849	—	16,660
Total	$63,537	$9,053	$(7,982)	$(966)	$—	$63,642

(Thousands of Dollars)	Jan. 1, 2013	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers out of Level 3 (a)	Dec. 31, 2013
Asset-backed securities	$4,741	$—	$—	$—	$(4,741)	$—
Mortgage-backed securities	13,472	—	—	—	(13,472)	—
Private equity investments	54,091	7,018	(11,403)	(1,073)	—	48,633
Real estate	21,978	(833)	1,860	2,920	(11,021)	14,904
Total	$94,282	$6,185	$(9,543)	$1,847	$(29,234)	$63,537

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

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for NSP-Minnesota is presented in the following table:

(Thousands of Dollars)	2014	2013
Accumulated Benefit Obligation at Dec. 31	$1,027,467	$1,002,737

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$1,062,633	$1,139,356
Service cost	29,699	33,167
Interest cost	47,309	43,734
Plan amendments	—	(3,637)
Actuarial loss (gain)	74,204	(41,173)
Benefit payments	(114,174)	(108,814)
Obligation at Dec. 31	$1,099,671	$1,062,633

(Thousands of Dollars)	2014	2013
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$887,642	$864,330
Actual return on plan assets	55,332	59,714
Employer contributions	52,115	72,412
Benefit payments	(114,174)	(108,814)
Fair value of plan assets at Dec. 31	$880,915	$887,642

(Thousands of Dollars)	2014	2013
Funded Status of Plans at Dec. 31:
Funded status (a)	$(218,756)	$(174,991)

(a)	Amounts are recognized in noncurrent liabilities on NSP-Minnesota’s consolidated balance sheet.

(Thousands of Dollars)	2014	2013
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$611,069	$574,062
Prior service cost	5,646	6,582
Total	$616,715	$580,644

(Thousands of Dollars)	2014	2013
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$45,896	$50,623
Noncurrent regulatory assets	570,819	530,021
Total	$616,715	$580,644

Measurement date	Dec. 31, 2014	Dec. 31, 2013

	2014	2013
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.11%	4.75%
Expected average long-term increase in compensation level	3.75%	3.75%
Mortality table	RP 2014	RP 2000

Mortality — In 2014, the Society of Actuaries published a new mortality table and projection scale that increased the overall life expectancy of males and females. NSP-Minnesota has reviewed its own population through a credibility analysis and adopted the RP 2014 table with modifications based on its population and specific experience.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2012 through 2015 to meet minimum funding requirements.

Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$90.0 million in January 2015, of which $32.7 million was attributable to NSP-Minnesota;

•	$130.6 million in 2014, of which $52.1 million was attributable to NSP-Minnesota;

•	$192.4 million in 2013, of which $72.4 million was attributable to NSP-Minnesota; and

•	$198.1 million in 2012, of which $79.6 million was attributable to NSP-Minnesota.

For future years, Xcel Energy and NSP-Minnesota anticipate contributions will be made as necessary.

Plan Amendments — In 2014 there were no plan amendments made which affected the projected benefit obligation. Xcel Energy, which includes NSP-Minnesota, amended the plan in 2013 resulting in a decrease of the projected benefit obligation due to fully insuring the long-term disability benefit for NSP bargaining participants. This decrease was partially offset by an increase to the projected benefit obligation resulting from a change in the discount rate basis for lump sum conversion of annuities for participants in the Xcel Energy Pension Plan.

Benefit Costs — The components of NSP-Minnesota’s net periodic pension cost were:

(Thousands of Dollars)	2014	2013	2012
Service cost	$29,699	$33,167	$29,411
Interest cost	47,309	43,734	49,813
Expected return on plan assets	(62,920)	(63,152)	(67,315)
Amortization of prior service cost	936	2,057	11,819
Amortization of net loss	44,785	52,988	41,147
Net periodic pension cost	59,809	68,794	64,875
Costs not recognized due to effects of regulation	(29,485)	(35,455)	(34,917)
Net benefit cost recognized for financial reporting	$30,324	$33,339	$29,958

	2014	2013	2012
Significant Assumptions Used to Measure Costs:
Discount rate	4.75%	4.00%	5.00%
Expected average long-term increase in compensation level	3.75	3.75	4.00
Expected average long-term rate of return on assets	7.25	7.25	7.50

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Minnesota based on Xcel Energy Services Inc. employees’ labor costs. Amounts allocated to NSP-Minnesota were $10.3 million, $12.9 million and $10.8 million in 2014, 2013 and 2012, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2015 pension cost calculations is 7.25 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including NSP-Minnesota, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for NSP-Minnesota was approximately $11.1 million in 2014, $10.4 million in 2013 and $9.0 million in 2012.

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

The following table presents the target postretirement asset allocations for Xcel Energy Inc. and NSP-Minnesota at Dec. 31 for the upcoming year:

	2014	2013
Domestic and international equity securities	25%	41%
Short-to-intermediate fixed income securities	57	40
Alternative investments	13	13
Cash	5	6
Total	100%	100%

Xcel Energy Inc. and NSP-Minnesota base investment-return assumptions for the postretirement health care fund assets on expected long-term performance for each of the investment types included in the asset portfolio. Assumptions and target allocations are determined at the master trust level. The investment mix at each of Xcel Energy Inc.’s utility subsidiaries may vary from the investment mix of the total asset portfolio. The assets are invested in a portfolio according to Xcel Energy Inc.’s and NSP-Minnesota’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize the necessity of contributions to the plan, within appropriate levels of risk. The principal mechanism for achieving these objectives is the projected allocation of assets to selected asset classes, given the long-term risk, return, correlation and liquidity characteristics of each particular asset class. There were no significant concentrations of risk in any particular industry, index, or entity. Market volatility is not considered to be a material factor in postretirement health care costs.

The following tables present, for each of the fair value hierarchy levels, NSP-Minnesota’s proportionate allocation of the total postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2014 and 2013:

	Dec. 31, 2014
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$115	$—	$—	$115
Derivatives	—	1	—	1
Government securities	—	213	—	213
Insurance contracts	—	221	—	221
Corporate bonds	—	237	—	237
Asset-backed securities	—	16	—	16
Mortgage-backed securities	—	49	—	49
Commingled funds	—	1,237	—	1,237
Other	—	(8)	—	(8)
Total	$115	$1,966	$—	$2,081

	Dec. 31, 2013
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$179	$—	$—	$179
Derivatives	—	(3)	—	(3)
Government securities	—	510	—	510
Insurance contracts	—	461	—	461
Corporate bonds	—	453	—	453
Asset-backed securities	—	29	—	29
Mortgage-backed securities	—	212	—	212
Commingled funds	—	2,606	—	2,606
Other	—	(148)	—	(148)
Total	$179	$4,120	$—	$4,299

For the year ended Dec. 31, 2014 there were no assets transferred in or out of Level 3. The following tables present the changes in NSP-Minnesota’s Level 3 postretirement benefit plan assets for the years ended Dec. 31, 2013 and 2012:

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

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for NSP-Minnesota is presented in the following table:

(Thousands of Dollars)	2014	2013
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$108,232	$124,986
Service cost	187	120
Interest cost	4,993	4,901
Medicare subsidy reimbursements	12	126
Plan participants’ contributions	995	2,367
Actuarial gain	(5,742)	(13,385)
Benefit payments	(10,731)	(10,883)
Obligation at Dec. 31	$97,946	$108,232

(Thousands of Dollars)	2014	2013
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$4,299	$5,818
Actual return on plan assets	3	15
Plan participants’ contributions	995	2,367
Employer contributions	7,515	6,982
Benefit payments	(10,731)	(10,883)
Fair value of plan assets at Dec. 31	$2,081	$4,299

(Thousands of Dollars)	2014	2013
Funded Status of Plans at Dec. 31:
Funded status	$(95,865)	$(103,933)
Current liabilities	(6,879)	(4,990)
Noncurrent liabilities	(88,986)	(98,943)
Net postretirement amounts recognized on consolidated balance sheets	$(95,865)	$(103,933)

(Thousands of Dollars)	2014	2013
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$48,040	$56,899
Prior service credit	(24,505)	(27,541)
Transition obligation	—	2
Total	$23,535	$29,360

(Thousands of Dollars)	2014	2013
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$—	$1,679
Noncurrent regulatory assets	22,004	25,800
Deferred income taxes	625	768
Net-of-tax accumulated OCI	906	1,113
Total	$23,535	$29,360

Measurement date	Dec. 31, 2014	Dec. 31, 2013

	2014	2013
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.08%	4.82%
Mortality table	RP 2014	RP 2000
Health care costs trend rate — initial	6.50%	7.00%

Effective Jan. 1, 2015, the initial medical trend rate was decreased from 7.0 percent to 6.5 percent. The ultimate trend assumption remained at 4.5 percent. The period until the ultimate rate is reached is four years. Xcel Energy Inc. and NSP-Minnesota base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on NSP-Minnesota:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$10,061	$(8,469)
Service and interest components	613	(503)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously. Xcel Energy, which includes NSP-Minnesota, contributed $17.1 million, $17.6 million and $47.1 million during 2014, 2013 and 2012, respectively, of which $7.5 million, $7.0 million and $12.0 million were attributable to NSP-Minnesota. Xcel Energy expects to contribute approximately $12.8 million during 2015, of which $9.0 million is attributable to NSP-Minnesota.

Plan Amendments — In 2014 and 2013, there were no plan amendments made which affected the benefit obligation.

Benefit Costs — The components of NSP-Minnesota’s net periodic postretirement benefit costs were:

(Thousands of Dollars)	2014	2013	2012
Service cost	$187	$120	$96
Interest cost	4,993	4,901	7,129
Expected return on plan assets	(301)	(417)	(438)
Amortization of transition obligation	—	33	1,346
Amortization of prior service credit	(3,036)	(3,036)	(117)
Amortization of net loss	3,416	5,272	3,204
Net periodic postretirement benefit cost	$5,259	$6,873	$11,220

	2014	2013	2012
Significant Assumptions Used to Measure Costs:
Discount rate	4.82%	4.10%	5.00%
Expected average long-term rate of return on assets	7.00	7.11	6.75

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Minnesota based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists NSP-Minnesota’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2015	$86,217	$8,972	$12	$8,960
2016	94,657	8,666	14	8,652
2017	93,692	8,301	14	8,287
2018	92,558	8,053	14	8,039
2019	92,852	7,760	14	7,746
2020-2024	436,328	33,811	79	33,732

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

Contributions to multiemployer plans were as follows for the years ended Dec. 31, 2014, 2013 and 2012. The average number of NSP-Minnesota union employees covered by the multiemployer pension plans decreased to approximately 1,000 in 2014 from approximately 1,100 in 2013. There were no other significant changes to the nature or magnitude of the participation of NSP-Minnesota in multiemployer plans for the years presented:

(Thousands of Dollars)	2014	2013	2012
Multiemployer plan contributions:
Pension	$20,254	$23,515	$14,984
Other postretirement benefits	273	390	197
Total	$20,527	$23,905	$15,181

8.	Other Income (Expense), Net

Other income (expense), net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2014	2013	2012
Interest income	$4,778	$4,869	$5,364
Other nonoperating income	651	174	825
Insurance policy expense	(4,849)	(5,696)	(5,210)
Other income (expense), net	$580	$(653)	$979

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments purchased from MISO, PJM, Electric Reliability Council of Texas and NYISO, generally referred to as FTRs. FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. NSP-Minnesota’s valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

Unrealized gains for the nuclear decommissioning fund were $312.1 million and $240.3 million at Dec. 31, 2014 and 2013, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $74.1 million and $58.5 million at Dec. 31, 2014 and 2013, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at Dec. 31, 2014 and 2013:

	Dec. 31, 2014
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24,184	$24,184	$—	$—	$24,184
Commingled funds	470,013	—	465,615	—	465,615
International equity funds	80,454	—	78,721	—	78,721
Private equity investments	73,936	—	—	101,237	101,237
Real estate	43,859	—	—	64,249	64,249
Debt securities:
Government securities	30,674	—	28,808	—	28,808
U.S. corporate bonds	81,463	—	77,562	—	77,562
International corporate bonds	16,950	—	16,341	—	16,341
Municipal bonds	242,282	—	249,201	—	249,201
Asset-backed securities	9,131	—	9,250	—	9,250
Mortgage-backed securities	23,225	—	23,895	—	23,895
Equity securities:
Common stock	369,751	564,858	—	—	564,858
Total	$1,465,922	$589,042	$949,393	$165,486	$1,703,921

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $31.4 million of miscellaneous investments.

	Dec. 31, 2013
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33,281	$33,281	$—	$—	$33,281
Commingled funds	457,986	—	452,227	—	452,227
International equity funds	78,812	—	81,671	—	81,671
Private equity investments	52,143	—	—	62,696	62,696
Real estate	45,564	—	—	57,368	57,368
Debt securities:
Government securities	34,304	—	27,628	—	27,628
U.S. corporate bonds	80,275	—	83,538	—	83,538
International corporate bonds	15,025	—	15,358	—	15,358
Municipal bonds	241,112	—	232,016	—	232,016
Equity securities:
Common stock	406,695	581,243	—	—	581,243
Total	$1,445,197	$614,524	$892,438	$120,064	$1,627,026

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $28.3 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments:

(Thousands of Dollars)	Jan. 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	Transfers Out of Level 3	Dec. 31, 2014
Private equity investments	$62,696	$22,078	$(286)	$16,749	$—	$101,237
Real estate	57,368	8,088	(9,794)	8,587	—	64,249
Total	$120,064	$30,166	$(10,080)	$25,336	$—	$165,486

(Thousands of Dollars)	Jan. 1, 2013	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	Transfers Out of Level 3 (b)	Dec. 31, 2013
Private equity investments	$33,250	$24,201	$—	$5,245	$—	$62,696
Real estate	39,074	31,626	(18,622)	5,290	—	57,368
Asset-backed securities	2,067	—	—	—	(2,067)	—
Mortgage-backed securities	30,209	—	—	—	(30,209)	—
Total	$104,600	$55,827	$(18,622)	$10,535	$(32,276)	$120,064

(Thousands of Dollars)	Jan. 1, 2012	Purchases	Settlements	Gains (Losses) Recognized as Regulatory Assets (a)	Transfers Out of Level 3	Dec. 31, 2012
Private equity investments	$9,203	$20,671	$(1,931)	$5,307	$—	$33,250
Real estate	26,395	9,777	(3,611)	6,513	—	39,074
Asset-backed securities	16,501	—	(14,450)	16	—	2,067
Mortgage-backed securities	78,664	33,016	(79,899)	(1,572)	—	30,209
Total	$130,763	$63,464	$(99,891)	$10,264	$—	$104,600

(a)	Gains and losses are deferred as a component of the regulatory asset for nuclear decommissioning.

(b)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at Dec. 31, 2014:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$28,808	$28,808
U.S. corporate bonds	300	15,530	62,838	(1,106)	77,562
International corporate bonds	—	4,212	12,129	—	16,341
Municipal bonds	1,893	35,048	41,530	170,730	249,201
Asset-backed securities	—	—	6,389	2,861	9,250
Mortgage-backed securities	—	—	—	23,895	23,895
Debt securities	$2,193	$54,790	$122,886	$225,188	$405,057

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

Commodity Derivatives — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale, FTRs, vehicle fuel, and weather derivatives.

At Dec. 31, 2014, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the years ended Dec. 31, 2014 and 2013.

At Dec. 31, 2014, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at Dec. 31:

(Amounts in Thousands) (a)(b)	2014	2013
MWh of electricity	49,431	52,107
MMBtu of natural gas	173	2,470
Gallons of vehicle fuel	155	265

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Dec. 31, 2014, five of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $23.4 million or 33 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. The remaining five most significant counterparties, comprising $12.3 million or 17 percent of this credit exposure at Dec. 31, 2014, were not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2014	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(20,609)	$(21,393)	$(11,729)
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(89)	5	(9,889)
After-tax net realized losses on derivative transactions reclassified into earnings	789	779	225
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(19,909)	$(20,609)	$(21,393)

The following tables detail the impact of derivative activity during the years ended Dec. 31, 2014, 2013 and 2012 on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Year Ended Dec. 31, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,387	(a)	$—		$—
Vehicle fuel and other commodity	(150)	—	(30)	(b)	—		—
Total	$(150)	$—	$1,357		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$751	(c)
Electric commodity	—	(4,385)	—		(17,200)	(d)	—
Natural gas commodity	—	4,576	—		(8,584)	(e)	(2,627)	(e)
Other commodity	—	—	—		—		643	(c)
Total	$—	$191	$—		$(25,784)		$(1,233)

	Year Ended Dec. 31, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,388	(a)	$—		$—
Vehicle fuel and other commodity	15	—	(49)	(b)	—		—
Total	$15	$—	$1,339		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$11,220	(c)
Electric commodity	—	65,884	—		(52,796)	(d)	—
Natural gas commodity	—	1,039	—		368	(e)	(393)	(d)
Total	$—	$66,923	$—		$(52,428)		$10,827

	Year Ended Dec. 31, 2012
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$(16,832)	$—	$490	(a)	$—		$—
Vehicle fuel and other commodity	58	—	(109)	(b)	—		—
Total	$(16,774)	$—	$381		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$12,224	(c)
Electric commodity	—	44,162	—		(39,999)	(d)	—
Natural gas commodity	—	(2,662)	—		16,158	(e)	—
Total	$—	$41,500	$—		$(23,841)		$12,224

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2014, 2013 and 2012. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. At Dec. 31, 2014 and 2013, no derivative instruments in a liability position would have required the posting of collateral or settlement of outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2014 and 2013.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2014:

	Dec. 31, 2014
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$14,326	$4,732	$19,058	$(3,240)	$15,818
Electric commodity	—	—	37,051	37,051	(1,512)	35,539
Natural gas commodity	—	295	—	295	(4)	291
Total current derivative assets	$—	$14,621	$41,783	$56,404	$(4,756)	51,648
PPAs (a)						8,516
Current derivative instruments						$60,164
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$17,617	$—	$17,617	$(4,151)	$13,466
Total noncurrent derivative assets	$—	$17,617	$—	$17,617	$(4,151)	13,466
PPAs (a)						1,968
Noncurrent derivative instruments						$15,434
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$65	$—	$65	$—	$65
Other derivative instruments:
Commodity trading	—	7,974	—	7,974	(7,974)	—
Electric commodity	—	—	1,512	1,512	(1,512)	—
Total current derivative liabilities	$—	$8,039	$1,512	$9,551	$(9,486)	65
PPAs (a)						12,229
Current derivative instruments						$12,294
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$56	$—	$56	$—	$56
Other derivative instruments:
Commodity trading	—	6,890	—	6,890	(6,033)	857
Total noncurrent derivative liabilities	$—	$6,946	$—	$6,946	$(6,033)	913
PPAs (a)						134,123
Noncurrent derivative instruments						$135,036

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2014. At Dec. 31, 2014, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $6.6 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the years ended Dec. 31, 2014, 2013 and 2012:

	Year Ended Dec. 31
(Thousands of Dollars)	2014	2013	2012
Balance at Jan. 1	$31,727	$16,649	$12,417
Purchases	84,762	51,541	37,595
Settlements	(101,690)	(45,199)	(44,950)
Transfers out of Level 3	(1,093)	—	—
Net transactions recorded during the period:
Gains recognized in earnings (a)	10,692	3,947	463
Gains recognized as regulatory liabilities	15,873	4,789	11,124
Balance at Dec. 31	$40,271	$31,727	$16,649

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. The transfer of amounts from Level 3 to Level 2 in the year ended Dec. 31, 2014 was due to the valuation of certain long-term derivative contracts for which observable commodity pricing forecasts became a more significant input during the period. There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2013 and 2012.

Fair Value of Long-Term Debt

As of Dec. 31, 2014 and 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2014		2013
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,188,682	$4,803,735	$3,888,732	$4,099,745

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of Dec. 31, 2014 and 2013, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

10.	Rate Matters

Pending and Recently Concluded Regulatory Proceedings — MPUC

Minnesota 2014 Multi-Year Electric Rate Case — In November 2013, NSP-Minnesota filed a two-year, electric rate case with the MPUC. The rate case is based on a requested ROE of 10.25 percent, a 52.5 percent equity ratio, a 2014 average electric rate base of $6.67 billion and an additional average rate base of $412 million in 2015. The NSP-Minnesota electric rate case initially reflected a requested increase in revenues of approximately $193 million or 6.9 percent in 2014 and an additional $98 million or 3.5 percent in 2015. The request includes a proposed rate moderation plan for 2014 and 2015.

NSP-Minnesota’s moderation plan includes the acceleration of the eight-year amortization of the excess depreciation reserve and the use of expected funds from the DOE for settlement of certain claims. These DOE refunds would be in excess of amounts needed to fund NSP-Minnesota’s decommissioning expense. The interim rate adjustments are primarily associated with ROE, Monticello LCM/EPU project costs and NSP-Minnesota’s request to amortize amounts associated with the canceled PI EPU project.

In December 2013, the MPUC approved interim rates of $127 million, effective Jan. 3, 2014, subject to refund. The MPUC determined that the costs of Sherco Unit 3 would be allowed in interim rates, and that NSP-Minnesota’s request to accelerate the depreciation reserve amortization was a permissible adjustment to its interim rate request.

In August 2014, NSP-Minnesota revised its requested rate increase to $142.2 million for 2014 and to $106.0 million for 2015, for a total combined unadjusted increase of $248.2 million.

In December 2014, the ALJ issued her recommendations in the NSP-Minnesota electric rate case. While the report did not quantify the overall rate increases, NSP-Minnesota estimates that her recommendations would result in a rate increase of $69.1 million in 2014 and an incremental rate increase of $122.4 million in 2015. In addition, she recommended an ROE of 9.77 percent and an equity ratio of 52.5 percent.

The following table summarizes the estimated impact of the ALJ’s recommendation, DOC’s previously filed surrebuttal testimony and NSP-Minnesota’s revised request and includes certain estimated adjustments:

2014 Rate Request (Millions of Dollars)	ALJ	DOC	NSP-Minnesota
NSP-Minnesota’s filed rate request	$192.7	$192.7	$192.7
Sales forecast (true-up to 12 months of actual weather-normalized sales)	(15.8)	(43.2)	(15.8)
ROE	(28.4)	(36.2)	—
Monticello EPU cost recovery	(31.3)	(33.9)	—
Monticello EPU depreciation deferral	—	—	(12.2)
Property taxes	(9.0)	(9.0)	(9.0)
PI EPU cost recovery	(5.1)	(5.1)	(5.1)
Health care, pension and other benefits	(1.9)	(11.4)	(1.9)
Other, net	(5.2)	(8.0)	(6.5)
Total recommendation 2014 — unadjusted	$96.0	$45.9	$142.2
Estimated true-up adjustments:
Sales forecast (a)	$(22.7)	$4.7	$(22.7)
Property taxes (b)	(4.2)	(4.2)	(4.2)
Total recommendation 2014 — adjusted	$69.1	$46.4	$115.3

2015 Rate Request (Millions of Dollars)	ALJ	DOC	NSP-Minnesota
NSP-Minnesota’s filed rate request	$98.5	$98.5	$98.5
Monticello EPU cost recovery	29.1	29.1	—
Monticello EPU cost disallowance (c)	—	(10.2)	—
Excess depreciation reserve adjustment (d)	—	(22.7)	—
Depreciation	—	(17.5)	—
Monticello EPU depreciation deferral	—	—	1.6
Monticello EPU step increase	—	—	10.1
Property taxes	(3.3)	(3.3)	(3.3)
Production tax credits to be included in base rates	(11.1)	(11.1)	(11.1)
DOE settlement proceeds	10.1	10.1	10.1
Emission chemicals	(1.6)	(1.6)	(1.6)
Other, net	0.7	(4.8)	1.7
Total recommendation 2015 step increase	$122.4	$66.5	$106.0

Unadjusted cumulative total for 2014 and 2015 step increase	$218.4	$112.4	$248.2

Estimated adjusted cumulative total for 2014 and 2015 step increase	$191.5	$112.9	$221.3

(a)	The true-up adjustment for the sales forecast reflects weather-normalized sales through December 2014.

(b)	The true-up adjustment for property taxes reflects NSP-Minnesota’s 2014 year end property tax accruals.

(c)
In July 2014, the DOC recommended a cost disallowance of approximately $71.5 million on a Minnesota jurisdictional basis which equates to a total NSP System disallowance of approximately $94 million. This would reduce NSP-Minnesota’s revenue requirement by approximately $10.2 million in 2015.

(d)	Adjustment is due to timing differences and/or methodology of accelerating amortization of the excess depreciation reserve over three years.

The ALJ recommended no recovery of the Monticello EPU project costs in 2014, accepting the DOC’s argument that the EPU portion was not used and useful in 2014 and should be treated as a 2015 step project. NSP-Minnesota fully met the NRC’s requirements for the EPU as of Dec. 31, 2014. NSP-Minnesota is currently executing the power ascension plan consistent with the NRC license amendment approval and as of Dec. 31, 2014 had operated the plant using 56 MW of the additional 71 MW from the EPU. The full 71 MW of additional EPU output is expected to be attained in the first half of 2015. Although the final NRC requirements have been met, rate recovery is still subject to true-up. The ALJ recommendation does not reflect any potential adjustments for the pending Monticello prudence review.

The ALJ did not make a recommendation on the use of the surplus depreciation reserve in NSP-Minnesota’s rate moderation proposal. The table above reflects NSP-Minnesota’s filed position for the use of the proposed amortization of the surplus depreciation reserve.

The ALJ also recommended adoption of a full decoupling pilot for the residential and small C&I classes, based on actual sales, effective the month after the MPUC issues its final order in 2015. Full decoupling would eliminate the impact of weather variability on electric sales for the residential and small C&I classes for NSP-Minnesota.

NSP-Minnesota has also filed a plan for any potential refund that treats the multi-year case as a single period. In January 2015, the DOC recommended an alternative option that views each year of the multi-year case separately, which would result in lower 2015 revenues.

A current regulatory liability representing NSP-Minnesota’s best estimate of a refund obligation for 2014 associated with interim rates was recorded as of Dec. 31, 2014. The estimated amount is generally consistent with the ALJ recommendation.

The MPUC is expected to deliberate on March 26, 2015 and a final order is anticipated in the second quarter of 2015.

Nuclear Project Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello LCM/EPU project. The multi-year project extended the life of the facility and increased the capacity from 600 to 671 MW. Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes AFUDC. In 2008, project expenditures were initially estimated at approximately $320 million, excluding AFUDC.

In 2013, the MPUC initiated an investigation to determine whether the final costs for the Monticello LCM/EPU project were prudent.

NSP-Minnesota filed a report to support the prudence of the incurred costs. The filing indicated the increase in costs was primarily attributable to three factors: (1) the original estimate was based on a high level conceptual design and the project scope increased as the actual conditions of the plant were incorporated into the design; (2) implementation difficulties, including the amount of work that occurred in confined and radioactive or electrically sensitive spaces and NSP-Minnesota’s and its vendors’ ability to attract and retain experienced workers; and (3) additional NRC licensing related requests over the five-plus year application process.

The cost deviation is in line with similar nuclear upgrade projects undertaken by other utilities. In addition, the project remains economically beneficial to customers. NSP-Minnesota has received all necessary licenses from the NRC for the Monticello EPU, and as of Dec. 31, 2014, has fully complied with the NRC’s license requirements for higher power levels.

In July 2014, the DOC filed testimony and recommended a disallowance of recovery of approximately $71.5 million of project costs on a Minnesota jurisdictional basis.

In August 2014, the OAG filed rebuttal testimony and recommended a disallowance of recovery of $321 million for the entire NSP System (based on a total capitalized cost of $748 million), and no return on $107 million. NSP-Minnesota believes the costs of the project were prudent and its decisions and actions do not warrant a disallowance.

In February 2015, an ALJ issued his report finding that NSP-Minnesota was imprudent in managing the project. Consistent with the DOC’s position, the ALJ proposed: (1) 85 percent of the project cost be assigned to EPU costs and applied the DOC’s cost-effectiveness test; and (2) disallowance of recovery of approximately $71.5 million of EPU costs, resulting in a reduction of $10.24 million to the 2015 revenue requirement on a Minnesota jurisdictional basis. This would equate to a total NSP System disallowance of approximately $94 million if the MPUC and other state commissions accepted this recommendation. NSP-Minnesota plans to file exceptions to the ALJ’s report with the MPUC.

On Feb. 12, 2015, NSP-Minnesota, Xcel Large Industrials and the OAG filed exceptions to the ALJ’s Report, advocating their initial positions. On Feb. 17, 2015, reply comments were filed by various parties, including NSP-Minnesota.  Oral arguments are scheduled to be held on March 3, 2015.

NSP-Minnesota does not expect a delay to the scheduled proceedings and a final MPUC order is anticipated in the second quarter of 2015. The MPUC decision for the Monticello prudence review is expected to be reflected in the final results of NSP-Minnesota’s pending Minnesota 2014 Multi-Year electric rate case.

NSP-Minnesota – 2015 Transmission Cost Recovery Rate Filing — In October 2014, the 2015 NSP-Minnesota TCR filing was filed with the MPUC, requesting recovery of $65.8 million of 2015 transmission investment costs not previously included in electric base rates. An MPUC decision is anticipated in the second quarter of 2015, with implementation of new rates soon after approval.

PI Nuclear Plant EPU — In 2009, the MPUC granted NSP-Minnesota a CON for an EPU project at the PI nuclear generating plant. The total estimated cost of the EPU was $294 million, of which approximately $78.9 million had been incurred through 2012, including AFUDC of approximately $12.8 million. Subsequently, NSP-Minnesota made a change of circumstances filing notifying the MPUC that there were changes in the size, timing and cost estimates for this project, revisions to economic and project design analysis and changes due to the estimated impact of revised scheduled outages. The information indicated reductions to the estimated benefit of the uprate project. As a result, NSP-Minnesota concluded that further investment in this project would not benefit customers. In February 2013, the MPUC issued an order terminating the CON for the PI EPU project.

NSP-Minnesota plans to address recovery of incurred costs in rate cases for each of the NSP-Minnesota jurisdictions. As noted, NSP-Minnesota is seeking recovery in Minnesota in its pending Minnesota 2014 Multi-Year electric rate case. In December 2014, NSP-Minnesota filed a request with the FERC for approval to recover a portion of the costs from NSP-Wisconsin through the Interchange Agreement commencing Jan. 1, 2016. The request is pending FERC action. NSP-Wisconsin plans to seek cost recovery in future rate cases. Based on the outcome of the December 2012 MPUC decision, EPU costs incurred to date were compared to the discounted value of the estimated future rate recovery based on past jurisdictional precedent, resulting in a $10.1 million pretax charge in December 2012 which is included in O&M expense for that year. The remaining PI EPU costs were deferred for future amortization corresponding with rate recovery in various NSP jurisdictions.

Pending Regulatory Proceedings — SDPUC

South Dakota 2015 Electric Rate Case — In June 2014, NSP-Minnesota filed a request with the SDPUC to increase South Dakota electric rates by $15.6 million annually, or 8.0 percent, effective Jan. 1, 2015. The request is based on a 2013 HTY adjusted for certain known and measurable changes for 2014 and 2015, a requested ROE of 10.25 percent, an average rate base of $433.2 million and an equity ratio of 53.86 percent. This request reflects NSP-Minnesota’s proposal to move recovery of approximately $9.0 million for certain TCR rider and Infrastructure rider projects to base rates.

Interim rates of $15.6 million, subject to refund, went into effect in January 2015. At this time, the case is in the discovery phase and further procedure scheduling may be established, as necessary during the first quarter of 2015. Final rates are anticipated to be effective mid-2015.

Electric, Purchased Gas and Resource Adjustment Clauses

CIP and CIP Rider — In December 2012, the MPUC approved reductions to the CIP financial incentive mechanisms effective for the 2013 through 2015 program years. Based on the approved savings goals, the estimated average annual electric and natural gas incentives are $30.6 million and $3.6 million, respectively.

CIP expenses are recovered through base rates and a rider that is adjusted annually.

•	In December 2014, the MPUC approved NSP-Minnesota’s 2013 CIP electric and natural gas financial incentives totaling $42.7 million and $5.4 million, respectively.

•
In addition, the MPUC approved NSP-Minnesota’s proposed 2014 to 2015 electric and natural gas CIP riders. NSP-Minnesota estimates 2015 recovery of $15.5 million of electric CIP expenses and $6.0 million of natural gas CIP expenses.

•	This proposed recovery through the riders is in addition to an estimated $86.9 million and $3.7 million through electric and gas base rates, respectively.

NSP-Minnesota – Gas Utility Infrastructure Cost (GUIC) Rider — In August 2014, NSP-Minnesota filed a GUIC rider with the MPUC for approval to recover the cost of natural gas infrastructure investments in Minnesota to improve safety and reliability. Costs include funding for pipeline assessments as well as deferred costs from NSP-Minnesota’s existing sewer separation and pipeline integrity management programs. Sewer separation costs stem from the inspection of sewer lines and the redirection of gas pipes in the event their paths are in conflict. NSP-Minnesota requested recovery of approximately $14.9 million from Minnesota gas utility customers beginning Jan. 1, 2015, including $4.8 million of deferred sewer separation and integrity management costs which is the 2015 portion of a five year amortization. In December 2014, the MPUC approved the GUIC rider for $14.7 million, with an effective date of Feb. 1, 2015.

Pending Regulatory Proceedings — FERC

MISO ROE Complaint/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners, including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE applicable to transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for RTO membership and being an independent transmission company), effective Nov. 12, 2013.

In June 2014, the FERC issued an order in a different ROE proceeding adopting a new ROE methodology for electric utilities. The new ROE methodology requires electric utilities to use a two-step discounted cash flow analysis to estimate cost of equity that incorporates both short-term and long-term growth projections.

In October 2014, the FERC upheld the determination of the long-term growth rate to be used together with a short term growth rate in its new ROE methodology. The FERC separately set the ROE complaint against the MISO transmission owners for settlement judge and hearing procedures. The FERC directed parties to apply the new ROE methodology, but denied the complaints related to equity capital structures and ROE adders. The FERC established a Nov. 12, 2013 refund effective date. The settlement judge procedures were unsuccessful. FERC action is pending. In January 2015, the ROE complaint was set for full hearing procedures, with an ALJ initial decision to be issued by November 2015 and a FERC order issued no earlier than 2016.

In November 2014, the MISO transmission owners filed a request for FERC approval of a 50 basis point RTO membership ROE adder, with collection deferred until resolution of the ROE complaint. In January 2015, the FERC approved the ROE adder, subject to the outcome of the ROE complaint. The total ROE, including the RTO membership adder, may not exceed the top of the discounted cash flow range under the new ROE methodology. In 2015, several intervenors sought rehearing of the commission order.

In February 2015, a separate group of customers filed an additional complaint proposing to reduce the MISO region ROE to 8.67 percent, prior to any 50 basis point RTO adder, with a refund effective date of Feb. 12, 2015.  Answers to the complaint are to be filed by March 2015.

NSP-Minnesota recorded a current liability representing the current best estimate of a refund obligation associated with the new ROE as of Dec. 31, 2014. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $5 million and $7 million annually for the NSP System.

11.    Commitments and Contingencies

Commitments

Capital Commitments — NSP-Minnesota has made commitments in connection with a portion of its projected capital expenditures. NSP-Minnesota’s capital commitments primarily relate to the following major projects:

Wind Projects — In October 2013, the MPUC approved two projects totaling 350 MW that will be owned by NSP-Minnesota. In 2014, the NDPSC approved the prudence of the Border Winds Project. The Pleasant Valley wind farm in Minnesota and the Border Winds wind farm projects in North Dakota are anticipated to be operational in late 2015.

Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2015 and 2033. NSP-Minnesota is required to pay additional amounts depending on actual quantities shipped under these agreements.

The estimated minimum purchases for NSP-Minnesota under these contracts as of Dec. 31, 2014, are as follows:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2015	$315.2	$90.3	$60.3	$99.5
2016	172.6	121.8	5.4	97.9
2017	50.3	121.0	2.9	84.4
2018	30.1	65.6	—	43.5
2019	—	128.5	—	38.1
Thereafter	—	641.4	—	212.0
Total (a)	$568.2	$1,168.6	$68.6	$575.4

(a)	Includes amounts allocated to NSP-Wisconsin through intercompany charges.

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

Included in electric fuel and purchased power expenses for PPAs, accounted for as executory contracts, were payments for capacity of $107.9 million, $106.0 million and $106.2 million in 2014, 2013 and 2012, respectively. At Dec. 31, 2014, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, are as follows:

(Millions of Dollars)	Capacity	Energy (a)
2015	$105.7	$83.4
2016	91.0	81.6
2017	84.7	87.3
2018	52.8	93.2
2019	53.6	98.7
Thereafter	350.0	767.9
Total (b)	$737.8	$1,212.1

(a)	Excludes contingent energy payments for renewable energy PPAs.

(b)	Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Additional energy payments under these PPAs and PPAs accounted for as operating leases will be required to meet expected future electric demand.

Leases — NSP-Minnesota leases a variety of equipment and facilities used in the normal course of business. These leases, primarily for office space, railcars, generating facilities, trucks, aircraft, cars and power-operated equipment, are accounted for as operating leases. Total expenses under operating lease obligations were approximately $81.0 million, $79.6 million and $78.5 million for 2014, 2013 and 2012, respectively. These expenses include capacity payments for PPAs accounted for as operating leases of $61.0 million, $59.1 million and $59.0 million in 2014, 2013 and 2012, respectively, recorded to electric fuel and purchased power expenses.

Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases in accordance with the applicable accounting guidance. Future commitments under all operating leases are:

(Millions of Dollars)	Operating Leases	PPA (a) (b) Operating Leases	Total Operating Leases
2015	$7.2	$62.5	$69.7
2016	7.3	63.5	70.8
2017	7.8	64.5	72.3
2018	7.5	65.6	73.1
2019	12.1	66.7	78.8
Thereafter	70.5	425.3	495.8

(a)	Amounts do not include PPAs accounted for as executory contracts.

(b)	PPA operating leases contractually expire through 2026.

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

NSP-Minnesota has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. NSP-Minnesota had approximately 1,069 MW of capacity under long-term PPAs as of Dec. 31, 2014 and 2013 with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2028.

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

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event
Guarantee of residual value of assets under the Bank of Tokyo-Mitsubishi Capital Corporation Equipment Leasing Agreement	$4.8	$—	2019	(a)

(a)	Actual fair value of leased assets is less than the guaranteed residual value amount at the end of the lease term.

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

MGP Sites — NSP-Minnesota is currently involved in investigating and/or remediating several MGP sites where hazardous or other regulated materials may have been deposited. NSP-Minnesota has identified four sites where former MGP activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any remediation. NSP-Minnesota anticipates that the majority of the remediation at these sites will continue through at least 2015. NSP-Minnesota had accrued $0.1 million for all of these sites at Dec. 31, 2014 and an immaterial amount at Dec. 31, 2013. There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred. NSP-Minnesota anticipates that any amounts spent will be fully recovered from customers.

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

Federal CWA Section 316(b) — Section 316(b) of the federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. The EPA published the final 316(b) rule in August 2014. The rule prescribes technology for protecting fish that get stuck on plant intake screens (known as impingement) and describes a process for site-specific determinations by each state for sites that must protect the small aquatic organisms that pass through the intake screens into the plant cooling systems (known as entrainment). The timing of compliance with the requirements will vary from plant-to-plant since the new rule does not have a final compliance deadline. NSP-Minnesota estimates the likely cost for complying with impingement requirements is approximately $42 million. NSP-Minnesota believes at least three plants could be required by state regulators to make improvements to reduce entrainment. The exact cost of the entrainment improvements is uncertain, but could be up to $145 million depending on the outcome of certain entrainment studies and cost-benefit analyses. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

Federal CWA Waters of the United States Rule — In April 2014, the EPA and the U.S. Army Corps of Engineers issued a proposed rule that significantly expands the types of water bodies regulated under the CWA. If finalized as proposed, this rule could delay the siting of new pipelines, transmission lines and distribution lines, increase project costs and expand permitting and reporting requirements. The ultimate impact of the proposed rule will depend on the specific requirements of the final rule and cannot be determined at this time. A final rule is not anticipated before the second quarter of 2015.

Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2010, the EPA published a proposed rule on the regulation of coal combustion byproducts (coal ash) as hazardous or nonhazardous waste. The EPA issued a pre-publication version of the final rule in December 2014, which once promulgated will impose new rules to regulate coal ash as a nonhazardous solid waste. NSP-Minnesota’s costs for the management and disposal of coal ash will not significantly increase under the new rule.

Air
GHG Emission Standard for Existing Sources — In June 2014, the EPA published its proposed rule on GHG emission standards for existing power plants. Comments were due to the EPA on Dec. 1, 2014 and a final rule is anticipated in mid-summer 2015. Following adoption of the final rule, states must develop implementation plans by June 2016, with the possibility of an extension to June 2017 (June 2018 if submitting a joint plan with other states). Among other things, the proposed rule would require that state plans include enforceable measures to ensure emissions from existing power plants in the state achieve the EPA’s state-specific interim (2020-2029) and final (2030 and thereafter) emission performance targets. The plan will likely require additional emission reductions in states in which NSP-Minnesota operates. It is not possible to evaluate the impact of existing source standards until the EPA promulgates a final rule and states have adopted their applicable state plans.

GHG NSPS Proposal — In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which would set performance standards (maximum carbon dioxide emission rates) for coal- and natural gas-fired power plants. For coal power plants, the NSPS requires an emissions level equivalent to partial carbon capture and storage (CCS) technology; for gas-fired power plants, the NSPS reflects emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. A final rule is anticipated in mid-summer 2015. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

GHG NSPS for Modified and Reconstructed Power Plants — In June 2014, the EPA published a proposed NSPS that would apply to GHG emissions from power plants that are modified or reconstructed. A final rule is anticipated in mid-summer 2015. A modification is a change to an existing source that increases the maximum achievable hourly rate of emissions. A reconstruction involves the replacement of components at a unit to the extent that the capital cost of the new components exceeds 50 percent of the capital cost of an entirely new comparable unit. The proposed standards would not require installation of CCS technology. Instead, the proposed standard for coal-fired power plants would require a combination of best operating practices and equipment upgrades. The proposal for gas-fired power plants would require emissions standards based on efficient combined cycle technology. It is not possible to evaluate the impact of these proposed standards until the final requirements are known. In addition, it is not clear whether these requirements, once adopted, would apply to future changes at NSP-Minnesota’s power plants.

CSAPR — CSAPR addresses long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities in the eastern half of the United States, including Minnesota, using an emissions trading program.

In August 2012, the D.C. Circuit vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering CSAPR’s predecessor rule pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the CAA and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that will now need to be considered on remand. In October 2014, the D.C. Circuit granted the EPA’s request to begin to implement CSAPR by imposing its 2012 compliance obligations starting in January 2015. In addition, the D.C. Circuit set a briefing schedule and plans to hear arguments on the remaining issues in the case in February 2015. While the litigation continues, the EPA will begin to administer the CSAPR in 2015.

NSP-Minnesota can operate within its CSAPR emission allowance allocations, particularly given the cessation of coal operations at Black Dog Units 3 and 4 before mid-April 2015. CSAPR compliance in 2015 is not expected to have a material impact on the results of operations, financial position or cash flows.

EGU Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. NSP-Minnesota expects to comply with the EGU MATS rule through a combination of mercury and other emission control projects. In 2014, the U.S. Supreme Court decided to review the D.C. Circuit’s decision that upheld the MATS standard. It is not yet known what impact the Supreme Court’s decision may have on the MATS standard or its implementation schedule. NSP-Minnesota believes EGU MATS costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

Minnesota Mercury Legislation — NSP-Minnesota installed sorbent control systems at the Sherco Unit 3 and A.S. King generating plants and completed installation of mercury controls on Sherco Units 1 and 2. Installation costs through Dec. 31, 2014 were $12.9 million for the mercury controls on the units and NSP-Minnesota believes these costs will be recoverable through regulatory mechanisms.

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

In 2009, the MPCA approved a SIP and submitted it to the EPA for approval. The MPCA’s source-specific BART limits for Sherco Units 1 and 2 require combustion controls for NOx and scrubber upgrades for SO2. The MPCA concluded SCRs should not be required because the minor visibility benefits derived from SCRs do not outweigh the substantial costs. The combustion controls were installed first and the scrubber upgrades were completed in December 2014. These emission controls cost $46.6 million. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

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

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA’s approval of the SIP to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). NSP-Minnesota and other regulated parties were denied intervention. In June 2013, the Eighth Circuit ordered this case to be held in abeyance until the U.S. Supreme Court decided the CSAPR case. In October 2014, the Eighth Circuit set a briefing schedule that will be completed in early 2015. An argument date has not been set. If this litigation ultimately results in further EPA proceedings concerning the SIP, such proceedings may consider whether SCRs should be required for Sherco Units 1 and 2.

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

In June 2014, the EPA and the plaintiffs lodged a consent decree with the District Court. The public comment period on the draft consent decree has been completed. The EPA is evaluating comments and will determine whether to enter the consent decree with the District Court. The draft consent decree would establish a schedule whereby the EPA would issue a proposal on Feb. 27, 2015, or 30 days after the District Court enters the consent decree if the decree is entered after Feb. 27, 2015. The proposal would provide the EPA’s analysis of whether visibility impairment in the national parks is reasonably attributable to Sherco Units 1 and 2. If the EPA determines that it is, the draft consent decree requires the EPA to make a final RAVI BART determination for these units by Aug. 31, 2015. If the EPA determines that it is not, the EPA would not determine BART for Sherco Units 1 and 2. NSP-Minnesota filed comments opposing the proposed consent decree and will object to its entry given NSP-Minnesota’s right to intervene in the litigation and thus participate in the negotiation of any purported settlement of the case.

Revisions to the National Ambient Air Quality Standards (NAAQS) for PM — In December 2012, the EPA lowered the primary health-based NAAQS for annual average fine PM and retained the current daily standard for fine PM. In areas where NSP-Minnesota operates power plants, current monitored air concentrations are below the level of the final annual primary standard. In December 2014, the EPA issued its final designations, which did not include areas in any states in which NSP-Minnesota operates.

Revisions to the NAAQS for Ozone — In December 2014, the EPA proposed to revise the NAAQS for ozone by lowering the eight-hour standard from 0.075 parts per million (ppm) to a level within the range of 0.065-0.070 ppm. The EPA is also taking comment on a level for the standard as low as 0.060 ppm. In areas where NSP-Minnesota operates, current monitored air quality concentrations are above the proposed level of 0.065 ppm in the Twin Cities Metropolitan Area in Minnesota. The EPA is expected to adopt a new ozone standard in a final rule to be issued in October 2015. Depending on the level of the standard, impacted states would study the sources of the nonattainment and make emission reduction plans to attain the standards. These plans would be due to the EPA in 2020 or 2021. Such plans could include installation of further NOx controls on power plants. It is not possible to evaluate the impact of this proposal until the final standard is adopted, the designation of nonattainment areas is made in late 2017 based on air quality data years 2014-2016, and any required state plans are developed.

NOV — In 2011, NSP-Minnesota received an NOV from the EPA alleging violations of the New Source Review (NSR) requirements of the CAA at the Sherco plant and Black Dog plant in Minnesota. The NOV alleges that various maintenance, repair and replacement projects at the plants in the mid 2000s should have required a permit under the NSR process. NSP-Minnesota believes it has acted in full compliance with the CAA and NSR process. NSP-Minnesota also believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements. NSP-Minnesota disagrees with the assertions contained in the NOV and intends to vigorously defend its position. It is not known whether any costs would be incurred as a result of this NOV.

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for property related to the following: electric production (nuclear, steam, wind, other and hydro), electric distribution and transmission, natural gas transmission and distribution, and general property. The electric production obligations include asbestos, ash-containment facilities, radiation sources, storage tanks, control panels and decommissioning. The asbestos recognition associated with the electric production includes certain plants. NSP-Minnesota also recorded asbestos recognition for its general office building. This asbestos abatement removal obligation originated in 1973 with the CAA, which applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal. AROs also have been recorded for NSP-Minnesota steam production related to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills. The origination dates on the ARO recognition for ash-containment facilities at steam plants were the in-service dates of the various facilities. NSP-Minnesota has also recorded AROs for the retirement and removal of assets at certain wind production facilities for which the land is leased and removal is required by contract, with the origination dates being the in-service date of the various facilities.

NSP-Minnesota has recognized an ARO for the retirement costs of natural gas mains and lines and for the removal of electric transmission and distribution equipment, which consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, treated poles, lithium batteries, mercury and street lighting lamps. The electric and common general AROs include small obligations related to storage tanks, radiation sources and office buildings. These assets have numerous in-service dates for which it is difficult to assign the obligation to a particular year. Therefore, the obligation was measured using an average service life.

In December 2014, the EPA issued a pre-publication version of a final rule imposing requirements for activities involving coal ash waste. The ruling, once effective, will not result in the creation of a new legal obligation and NSP-Minnesota’s estimated cash flows for the closure of coal ash landfills and impoundments are not expected to significantly increase as a result of the ruling.

For the nuclear assets, the ARO associated with the decommissioning of the NSP-Minnesota nuclear generating plants, Monticello and PI, originated with the in-service date of the facility. See Note 12 for further discussion of nuclear obligations.

A reconciliation of NSP-Minnesota’s AROs for the years ended Dec. 31, 2014 and 2013 is as follows:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2014	Liabilities Recognized	Accretion	Cash Flow Revisions	Ending Balance Dec. 31, 2014 (a)
Electric plant
Nuclear production decommissioning	$1,628,298	$—	$86,284	$323,365	$2,037,947
Steam and other production ash containment	48,947	—	1,393	13,390	63,730
Steam and other production asbestos	13,303	—	536	—	13,839
Wind production	34,511	—	1,654	—	36,165
Electric distribution	4,871	—	177	—	5,048
Other	1,390	456	54	3	1,903
Natural gas plant
Gas transmission and distribution	333	2,281	22	23,726	26,362
Common and other property
Common general plant asbestos	480	—	25	—	505
Common miscellaneous	630	—	23	22	675
Total liability	$1,732,763	$2,737	$90,168	$360,506	$2,186,174

(a)	There were no ARO liabilities settled during the year ended Dec. 31, 2014.

The aggregate fair value of NSP-Minnesota’s legally restricted assets, for purposes of funding future nuclear decommissioning, was $1.7 billion as of Dec. 31, 2014, consisting of external investment funds.

(Thousands of Dollars)	Beginning Balance Jan. 1, 2013	Accretion	Cash Flow Revisions	Ending Balance Dec. 31, 2013 (a)
Electric plant
Nuclear production decommissioning	$1,546,358	$81,940	$—	$1,628,298
Steam and other production ash containment	47,926	1,361	(340)	48,947
Steam and other production asbestos	12,789	514	—	13,303
Wind production	32,936	1,575	—	34,511
Electric distribution	12,443	358	(7,930)	4,871
Other	1,137	118	135	1,390
Natural gas plant
Gas transmission and distribution	339	23	(29)	333
Common and other property
Common general plant asbestos	1,197	66	(783)	480
Common miscellaneous	277	27	326	630
Total liability	$1,655,402	$85,982	$(8,621)	$1,732,763

(a)	There were no new ARO liabilities recognized or settled during the year ended Dec. 31, 2013.

The aggregate fair value of NSP-Minnesota’s legally restricted assets, for purposes of funding future nuclear decommissioning, was $1.6 billion as of Dec. 31, 2013, consisting of external investment funds.

Removal Costs — NSP-Minnesota records a regulatory liability for the plant removal costs of generation, transmission and distribution facilities that are recovered currently in rates. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long time periods over which the amounts were accrued and the changing of rates over time, NSP-Minnesota has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Removal costs as of Dec. 31, 2014 and 2013 were $396 million and $378 million, respectively.

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

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL). The coverage limits are $2.3 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term. All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $17.9 million for business interruption insurance and $43.6 million for property damage insurance if losses exceed accumulated reserve funds.

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

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million.  In January 2014, the United States proposed, and NSP-Minnesota accepted, an extension to the settlement agreement which will allow NSP-Minnesota to recover spent fuel storage costs through 2016. The extension does not address costs for used fuel storage after 2016; such costs could be the subject of future litigation. In December 2014, NSP-Minnesota received a settlement payment of $32.8 million. NSP-Minnesota has received a total of $214.7 million of settlement proceeds as of Dec. 31, 2014. Amounts received from the installments, except for approved reductions such as legal costs, will be subsequently returned to customers through a reduction of future rate increases or credited through another regulatory mechanism.

Other Contingencies

See Note 10 for further discussion.

12.	Nuclear Obligations

Fuel Disposal — NSP-Minnesota is responsible for temporarily storing used or spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from NSP-Minnesota’s nuclear plants as well as from other U.S. nuclear plants, but no such facility is yet available. NSP-Minnesota has funded its portion of the DOE’s permanent disposal program since 1981. The fuel disposal fees were based on a charge of 0.1 cent per KWh sold to customers from nuclear generation. Effective May 2014, the DOE set the fee to zero.

Fuel expense includes the DOE fuel disposal assessments of approximately $5 million in 2014, $10 million in 2013 and $12 million in 2012. In total, NSP-Minnesota paid approximately $452.1 million to the DOE through Dec. 31, 2014. See Note 11 — Nuclear Waste Disposal Litigation for further discussion.

NSP-Minnesota has its own temporary on-site storage facilities for spent fuel at its Monticello and PI nuclear plants, which consist of storage pools and dry cask facilities at both sites. The amount of spent fuel storage capacity is determined by the NRC and the MPUC. The Monticello dry-cask storage facility currently stores 15 of the 30 authorized canisters, and the PI dry-cask storage facility currently stores 38 of the 64 authorized casks. Other alternatives for spent fuel storage are being investigated until a DOE facility is available.

Regulatory Plant Decommissioning Recovery — Decommissioning activities related to NSP-Minnesota’s nuclear facilities are planned to begin at the end of each unit’s operating license and be completed by 2091. NSP-Minnesota’s current operating licenses allow continued use of its Monticello nuclear plant until 2030 and its PI nuclear plant until 2033 for Unit 1 and 2034 for Unit 2.

Future decommissioning costs of nuclear facilities are estimated through periodic studies that assess the costs and timing of planned nuclear decommissioning activities for each unit. The MPUC most recently approved NSP-Minnesota’s 2011 nuclear decommissioning study in November 2012. This cost study quantified decommissioning costs in 2011 dollars and utilized escalation rates of 3.63 percent per year for plant removal activities, and 2.63 percent for spent fuel management and site restoration activities over a 60-year decommissioning scenario.

In December 2014, NSP-Minnesota submitted its most recent nuclear decommissioning filing to the MPUC, which included an update to the decommissioning cost study and requested an annual funding requirement of $14.0 million starting in 2016. A decision on the filing is expected in late 2015 or early 2016.

The total obligation for decommissioning is expected to be funded 100 percent by the external decommissioning trust fund when decommissioning commences. NSP-Minnesota’s most recently approved decommissioning study resulted in an annual funding requirement of $14.2 million to be recovered in utility customer rates. This cost study assumes the external decommissioning fund will earn an after-tax return between 4.57 percent and 5.53 percent. Realized and unrealized gains on fund investments are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs.

As of Dec. 31, 2014, NSP-Minnesota has accumulated $1.7 billion of assets held in external decommissioning trusts. The following table summarizes the funded status of NSP-Minnesota’s decommissioning obligation based on parameters established in the most recently approved decommissioning study. Xcel Energy believes future decommissioning costs, if necessary, will continue to be recovered in customer rates. The amounts presented below were prepared on a regulatory basis, and are not recorded in the financial statements for the ARO.

	Regulatory Basis
(Thousands of Dollars)	2014	2013
Estimated decommissioning cost obligation from most recently approved study (2011 dollars)	$2,694,079	$2,694,079
Effect of escalating costs (to 2014 and 2013 dollars, respectively, at 3.63/2.63 percent)	289,907	189,924
Estimated decommissioning cost obligation (in current dollars)	2,983,986	2,884,003
Effect of escalating costs to payment date (3.63/2.63 percent)	5,597,302	5,697,285
Estimated future decommissioning costs (undiscounted)	8,581,288	8,581,288
Effect of discounting obligation (using average risk-free interest rate of 2.82 percent and 4.19 percent for 2014 and 2013, respectively)	(5,044,470)	(6,215,050)
Discounted decommissioning cost obligation	$3,536,818	$2,366,238

Assets held in external decommissioning trust	$1,703,921	$1,627,026
Underfunding of external decommissioning fund compared to the discounted decommissioning obligation	$1,832,897	$739,212

Decommissioning expenses recognized as a result of regulation include the following components:

(Thousands of Dollars)	2014	2013	2012
Annual decommissioning recorded as depreciation expense: (a)
Externally funded	$7,138	$6,402	$—
Internally funded (including interest costs)	—	—	(1,251)
Net decommissioning expense recorded	$7,138	$6,402	$(1,251)

(a)	Decommissioning expense does not include depreciation of the capitalized nuclear asset retirement costs.

The reduction to expense for internally-funded portions in 2012 was a direct result of the 2008 decommissioning study jurisdictional allocation and 100 percent external funding approval, effectively unwinding the remaining internal fund over the previously licensed operating life of the unit (2010 for Monticello, 2013 for PI Unit 1 and 2014 for PI Unit 2). Due to the immaterial amount remaining in the internal fund, the entire remaining amount was unwound for PI 1 and 2 in 2012. As of Dec. 31, 2013, there was no balance remaining in the internally funded decommissioning account. The 2011 nuclear decommissioning filing approved in 2012 has been used for the regulatory presentation.

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

The components of regulatory assets shown on the consolidated balance sheets of NSP-Minnesota at Dec. 31, 2014 and 2013 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2014		Dec. 31, 2013
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	7	Various	$22,357	$353,845	$29,381	$286,088
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	—	200,525	—	198,698
Net AROs (c)	1, 11, 12	Plant lives	—	120,020	—	98,419
Contract valuation adjustments (b)	1, 9	Term of related contract	8,358	131,274	—	136,919
Conservation programs (d)	1	One to two years	48,217	42,247	38,850	36,092
Nuclear refueling outage costs	1	One to two years	62,499	19,745	86,333	36,477
Renewable resources and environmental initiatives	11	One to two years	18,166	24,779	20,323	20,187
Purchased power contracts costs	11	Term of related contract	—	40,312	—	38,113
Losses on reacquired debt	4	Term of related debt	1,928	15,368	1,928	17,296
Recoverable purchased natural gas and electric energy costs	1	One to two years	42,972	4,745	23,101	15,495
Gas pipeline inspection and remediation costs		Pending rate case	4,564	18,258	—	18,907
State commission adjustments	1	Plant lives	—	4,150	—	4,278
PI EPU (e)	10	Pending rate cases	8,743	62,141	—	69,668
Other		Various	17,683	14,425	7,551	13,567
Total regulatory assets			$235,487	$1,051,834	$207,467	$990,204

(a)
Includes $282.4 million and $303.3 million for the regulatory recognition of pension expense of which $23.8 million and $23.2 million is included in the current asset at Dec. 31, 2014 and 2013, respectively. Also included are $2.9 million and $2.3 million of regulatory assets related to the non-qualified pension plan of which $0.3 million is included in the current asset at Dec. 31, 2014 and 2013.

(b)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

(c)	Includes amounts recorded for future recovery of AROs, less amounts recovered through nuclear decommissioning accruals and gains from decommissioning investments.

(d)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

(e)	For the canceled PI EPU project, NSP-Minnesota has addressed recovery of incurred costs in the pending multi-year rate case.

The components of regulatory liabilities shown on the consolidated balance sheets of NSP-Minnesota at Dec. 31, 2014 and 2013 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2014		Dec. 31, 2013
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 11	Plant lives	$—	$396,091	$—	$377,716
DOE Settlement	11	One to two years	44,561	—	37,395	1,131
Deferred income tax adjustment	1, 6	Various	—	28,262	—	28,100
Conservation programs (b)	1	Less than one year	68,690	—	4,690	—
Investment tax credit deferrals	1, 6	Various	—	20,614	—	21,898
Contract valuation adjustments (a)	1, 9	Term of related contract	35,540	—	39,632	—
Deferred electric energy costs	1	Less than one year	10,521	—	6,390	—
Renewable resources and environmental initiatives	10, 11	Less than one year	7,119	—	2,499	—
Other		Various	5,177	6,816	11,189	2,154
Total regulatory liabilities			$171,608	$451,783	$101,795	$430,999

(a)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

(b)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

At Dec. 31, 2014 and 2013, approximately $154 million and $140 million of NSP-Minnesota’s regulatory assets represented past expenditures not currently earning a return, respectively. This amount primarily includes PI EPU costs and recoverable purchased natural gas and electric energy costs.

14.    Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the years ended Dec. 31, 2014 and 2013 were as follows:

	Year Ended Dec. 31, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(20,609)	$73	$(1,193)	$(21,729)
Other comprehensive (loss) income before reclassifications	(89)	32	161	104
Losses reclassified from net accumulated other comprehensive loss	789	—	22	811
Net current period OCI	700	32	183	915
Accumulated other comprehensive (loss) income at Dec. 31	$(19,909)	$105	$(1,010)	$(20,814)

	Year Ended Dec. 31, 2013
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21,393)	$(99)	$(1,707)	$(23,199)
OCI before reclassifications	5	172	423	600
Losses reclassified from net accumulated other comprehensive loss	779	—	91	870
Net current period OCI	784	172	514	1,470
Accumulated other comprehensive (loss) income at Dec. 31	$(20,609)	$73	$(1,193)	$(21,729)

Reclassifications from accumulated other comprehensive loss for the years ended Dec. 31, 2014 and 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Year Ended Dec. 31, 2014		Year Ended Dec. 31, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$1,387	(a)	$1,388	(a)
Vehicle fuel derivatives	(30)	(b)	(49)	(b)
Total, pre-tax	1,357		1,339
Tax benefit	(568)		(560)
Total, net of tax	789		779
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	232	(c)	340	(c)
Prior service cost	(194)	(c)	(188)	(c)
Transition obligation	—	(c)	2	(c)
Total, pre-tax	38		154
Tax benefit	(16)		(63)
Total, net of tax	22		91
Total amounts reclassified, net of tax	$811		$870

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 7 for details regarding these benefit plans.

15.	Segments and Related Information

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

The accounting policies of the segments are the same as those described in Note 1.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2014
Operating revenues (a)	$4,202,357	$757,695	$28,473	$—	$4,988,525
Intersegment revenues	938	828	—	(1,766)	—
Total revenues	$4,203,295	$758,523	$28,473	$(1,766)	$4,988,525

Depreciation and amortization	$368,213	$41,946	$681	$—	$410,840
Interest charges and financing costs	177,183	11,595	178	—	188,956
Income tax expense (benefit)	185,570	19,524	(7,004)	—	198,090
Net income	355,937	35,518	13,460	—	404,915

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2013
Operating revenues (a)	$4,062,440	$591,017	$26,153	$—	$4,679,610
Intersegment revenues	680	640	—	(1,320)	—
Total revenues	$4,063,120	$591,657	$26,153	$(1,320)	$4,679,610

Depreciation and amortization	$373,747	$40,163	$678	$—	$414,588
Interest charges and financing cost	162,084	11,572	154	—	173,810
Income tax expense (benefit)	183,854	17,416	(19,413)	—	181,857
Net income	338,900	29,891	24,555	—	393,346

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2012
Operating revenues (a)	$3,842,529	$471,765	$23,045	$—	$4,337,339
Intersegment revenues	532	608	—	(1,140)	—
Total revenues	$3,843,061	$472,373	$23,045	$(1,140)	$4,337,339

Depreciation and amortization	$360,224	$38,776	$432	$—	$399,432
Interest charges and financing cost	167,080	13,471	158	—	180,709
Income tax expense	161,450	9,516	4,558	—	175,524
Net income	314,853	17,389	7,899	—	340,141

(a)
Operating revenues include $475 million, $459 million and $450 million of intercompany revenue for the years ended Dec. 31, 2014, 2013 and 2012, respectively. See Note 16 for further discussion of related party transactions by operating segment.

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2014	2013	2012
Operating revenues:
Electric	$474,542	$458,633	$449,958
Gas	96	97	116
Operating expenses:
Purchased power	68,703	68,518	65,426
Transmission expense	76,399	68,398	59,918
Other operating expenses — paid to Xcel Energy Services Inc.	456,578	387,912	345,529
Interest expense	208	288	333
Interest income	28	22	18

Accounts receivable and payable with affiliates at Dec. 31 were:

	2014		2013
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$17,333	$—	$18,584	$—
PSCo	6,706	—	—	18,065
SPS	—	1,983	—	3,462
Other subsidiaries of Xcel Energy Inc.	28	48,562	1,185	44,414
	$24,067	$50,545	$19,769	$65,941

17.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Operating revenues	$1,424,326	$1,124,759	$1,190,213	$1,249,227
Operating income	203,692	155,296	252,745	155,860
Net income	108,364	75,266	134,469	86,816

	Quarter Ended
(Thousands of Dollars)	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Operating revenues	$1,193,235	$1,084,845	$1,217,476	$1,183,638
Operating income	175,290	142,046	264,520	127,244
Net income	101,965	77,701	155,106	58,277

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

Internal Control Over Financial Reporting

No change in NSP-Minnesota’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting. NSP-Minnesota maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Minnesota has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level. During the year and in preparation for issuing its report for the year ended Dec. 31, 2014 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2015 Annual Meeting of Shareholders, which is incorporate

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2014.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2014, 2013 and 2012.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2014, 2013 and 2012.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2014, 2013 and 2012.
Consolidated Balance Sheets — As of Dec. 31, 2014 and 2013.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2014, 2013 and 2012.
Consolidated Statements of Capitalization — As of Dec. 31, 2014 and 2013.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2014, 2013 and 2012.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

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
4.01*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds (Exhibit 4.02 to Form 10-K of NSP-Minnesota for the year ended Dec. 31, 1988 (file no. 001-03034)).  Supplemental Indentures between NSP-Minnesota and said Trustee, dated as follows:

Supplemental Trust Indenture dated June 1, 1995, creating $250 million principal amount of 7.125 percent First Mortgage Bonds, Series due July 1, 2025 (Exhibit 4.01 to Form 8-K (file no. 001-03034) dated June 28, 1995).

Supplemental Trust Indenture dated April 1, 1997, creating $100 million principal amount of 8.5 percent First Mortgage Bonds, Series due Sept. 1, 2019 and $27.9 million principal amount of 8.5 percent First Mortgage Bonds, Series due March 1, 2019 (Exhibit 4.47 to Form 10-K (file no. 001-03034) dated Dec. 31, 1997).

Supplemental Trust Indenture dated March 1, 1998, creating $150 million principal amount of 6.5 percent First Mortgage Bonds, Series due March 1, 2028 (Exhibit 4.01 to Form 8-K (file no. 001-03034) dated March 11, 1998).

4.02*	Supplemental Trust Indenture dated Aug. 1, 2000 (Assignment and Assumption of Trust Indenture) (Exhibit 4.51 to NSP-Minnesota Form 10-12G (file no. 000-31709) dated Oct. 5, 2000).
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

4.05*
Supplemental Trust Indenture dated July 1, 2002 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $69 million principal amount of 8.5 percent First Mortgage Bonds, Series due April 1, 2030 (Exhibit 4.06 to NSP-Minnesota Quarterly Report on Form 10-Q (file no. 001-31387) dated Sept. 30, 2002).

4.06*
Supplemental Trust Indenture dated July 1, 2005 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $250 million principal amount of 5.25 percent First Mortgage Bonds, Series due July 15, 2035 (Exhibit 4.01 to NSP-Minnesota Current Report on Form 8-K (file no. 001-31387) dated July 14, 2005).

4.07*
Supplemental Trust Indenture dated May 1, 2006 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $400 million principal amount of 6.25 percent First Mortgage Bonds, Series due June 1, 2036 (Exhibit 4.01 to NSP-Minnesota Current Report on Form 8-K (file no. 001-31387) dated May 18, 2006).

4.08*
Supplemental Trust Indenture, dated June 1, 2007, between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee (Exhibit 4.01 to NSP-Minnesota Form 8-K (file no. 001-31387) dated June 19, 2007).

4.09*
Supplemental Trust Indenture dated March 1, 2008 between NSP-Minnesota and The Bank of New York Trust Company, NA, as successor Trustee (Exhibit 4.01 to NSP-Minnesota Form 8-K (file no. 001-31387) dated March 11, 2008.

4.10*
Supplemental Trust Indenture dated as of Nov. 1, 2009 between NSP-Minnesota and The Bank of New York Mellon Trust Co., NA, as successor Trustee, creating $300 million principal amount of 5.35 percent First Mortgage Bonds, Series due Nov. 1, 2039 (Exhibit 4.01 to NSP-Minnesota Form 8-K (file no. 001-31387) dated Nov. 16, 2009).

4.11*
Supplemental Trust Indenture dated as of Aug. 1, 2010 between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as successor Trustee, creating $250 million principal amount of 1.950 percent First Mortgage Bonds, Series due Aug. 15, 2015 and $250 million principal amount of 4.850 percent First Mortgage Bonds, Series due Aug. 15, 2040 (Exhibit 4.01 to NSP-Minnesota Form 8-K dated Aug. 14, 2010 (file no. 001-31387)).

4.12*
Supplemental Trust Indenture dated as of Aug. 1, 2012 between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as successor Trustee, creating $300 million principal amount of 2.15 percent First Mortgage Bonds, Series due Aug. 15, 2022 and $500 million principal amount of 3.40 percent First Mortgage Bonds, Series due Aug. 15, 2042 (Exhibit 4.01 to NSP-Minnesota Form 8-K dated Aug. 13, 2012 (file no. 001-31387)).

4.13*
Supplemental Trust Indenture dated as of May 1, 2013 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $400 million principal amount of 2.60 percent First Mortgage Bonds, Series due May 15, 2023. (Exhibit 4.01 to NSP-Minnesota Form 8-K dated May 20, 2013 (file no. 001-31387))

4.14*
Supplemental Trust Indenture dated as of May 1, 2014 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300 million principal amount of 4.125 percent First Mortgage Bonds, Series due May 15, 2044. (Exhibit 4.01 to NSP-Minnesota Form 8-K dated May 13, 2014 (file no. 001-31387)).

10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement) (Exhibit 10.02 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Amendment and Restatement) (Exhibit 10.05 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.03*+	Xcel Energy Inc. Non-Employee Directors Deferred Compensation Plan (Exhibit 10.08 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.04*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.05*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009 (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.06*
Ownership and Operating Agreement, dated March 11, 1982, between NSP-Minnesota, Southern Minnesota Municipal Power Agency and United Minnesota Municipal Power Agency concerning Sherburne County Generating Unit No. 3 (Exhibit 10.01 to Form 10-Q for the quarter ended Sept. 30, 1994 (file no. 001-03034)).

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
10.10*+
Xcel Energy Inc. Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix A to Schedule 14A, Definitive Proxy Statement to Xcel Energy (file no. 001-03034) dated April 6, 2010).

10.11*+	Xcel Energy Inc. 2010 Executive Annual Discretionary Award Plan (Exhibit 10.24 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2009).
10.12*+
Xcel Energy Inc. 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy (file no. 001-03034) dated April 6, 2010).

10.13*+
Xcel Energy Inc. 2010 Executive Annual Discretionary Award Plan (as amended and restated effective Dec. 15, 2010) (Exhibit 10.23 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).

10.14*+
Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Bonus Stock Agreement (as amended and restated effective Feb. 17, 2010) (Exhibit 10.24 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).

10.15*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Performance Share Agreement (Exhibit 10.25 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.16a*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.26 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.16b*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Time-Based Restricted Stock Unit Agreement (Exhibit 10.14b to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2012).

10.17*+
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed Apr. 5, 2011).

10.18*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.07 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.19*+
First Amendment effective Nov. 29, 2011 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.20*+
Second Amendment dated Oct. 26, 2011 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.18 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.21*+
First Amendment dated Feb. 20, 2013 to the Xcel Energy Inc. Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.22*+
Fourth Amendment dated Feb. 20, 2013 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.02 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.23*+
First Amendment dated May 21, 2013 to the Xcel Energy Inc. 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.21 to Form 10-Q of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.24*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-Q of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.25*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Long-Term Incentive Award Agreement (Exhibit 10.23 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).
10.26*
Amended and Restated Credit Agreement, dated as of Oct. 14, 2014 among Xcel Energy Inc., as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Exhibit 99.02 to Form 8-K of Xcel Energy, dated Oct. 14, 2014 (file no. 001-03034)).

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

SCHEDULE II

NSP-MINNESOTA AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2014, 2013 AND 2012
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves (b)	Balance at Dec. 31
Allowance for bad debts:
2014	$20,216	$17,193	$5,469	$19,941	$22,937
2013	20,420	13,418	5,190	18,812	20,216
2012	23,004	11,241	5,874	19,699	20,420

(a)	Recovery of amounts previously written off.

(b)	Principally bad debts written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 20, 2015	/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ BEN FOWKE	/s/ CHRISTOPHER B. CLARK
Ben Fowke	Christopher B. Clark
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ TERESA S. MADDEN	/s/ JEFFREY S. SAVAGE
Teresa S. Madden	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ MARVIN E. MCDANIEL, JR.
Marvin E. McDaniel, Jr.
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

NSP-Minnesota has not sent, and does not expect to send, an annual report or proxy statement to its security holder.