Form 10-Q
period 2015-03-31
NORTHERN STATES POWER CO
filed 2015-05-04
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock, $0.01 par value	1,000,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Operating revenues
Electric, non-affiliates	$881,279	$946,535
Electric, affiliates	124,875	121,805
Natural gas	279,467	349,532
Other	6,861	6,454
Total operating revenues	1,292,482	1,424,326

Operating expenses
Electric fuel and purchased power	398,720	458,083
Cost of natural gas sold and transported	201,189	262,881
Cost of sales — other	4,327	4,127
Operating and maintenance expenses	314,050	297,581
Conservation program expenses	17,212	36,617
Depreciation and amortization	118,075	99,185
Taxes (other than income taxes)	63,832	62,160
Loss on Monticello life cycle management/extended power uprate project	124,226	—
Total operating expenses	1,241,631	1,220,634

Operating income	50,851	203,692

Other income, net	1,962	2,004
Allowance for funds used during construction — equity	5,930	5,264

Interest charges and financing costs
Interest charges — includes other financing costs of $1,610 and $1,593 respectively	51,763	47,452
Allowance for funds used during construction — debt	(2,914)	(2,455)
Total interest charges and financing costs	48,849	44,997

Income before income taxes	9,894	165,963
Income taxes	2,970	57,599
Net income	$6,924	$108,364

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Net income	$6,924	$108,364

Other comprehensive income

Pension and retiree medical benefits:
Amortization of (gains) losses included in net periodic benefit cost, net of tax of ($4) and $4, respectively	(6)	5

Derivative instruments:
Net fair value decrease, net of tax of ($4) and $(3), respectively	(6)	(4)
Reclassification of losses to net income, net of tax of $143 and $134, respectively	208	193
	202	189
Marketable securities:
Net fair value increase, net of tax of $0 and $25, respectively	1	37

Other comprehensive income	197	231
Comprehensive income	$7,121	$108,595

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Operating activities
Net income	$6,924	$108,364
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	119,459	100,513
Nuclear fuel amortization	28,465	28,862
Deferred income taxes	9,565	46,792
Amortization of investment tax credits	(433)	(455)
Allowance for equity funds used during construction	(5,930)	(5,264)
Loss on Monticello life cycle management/extended power uprate project	124,226	—
Net realized and unrealized hedging and derivative transactions	6,385	3,377
Changes in operating assets and liabilities:
Accounts receivable	10,584	(141,607)
Accrued unbilled revenues	57,484	37,702
Inventories	27,059	71,897
Other current assets	14,042	(30,263)
Accounts payable	(8,405)	(21,756)
Net regulatory assets and liabilities	37,558	23,282
Other current liabilities	42,288	10,783
Pension and other employee benefit obligations	(32,330)	(51,582)
Change in other noncurrent assets	(115)	33,347
Change in other noncurrent liabilities	(21,480)	(18,709)
Net cash provided by operating activities	415,346	195,283

Investing activities
Utility capital/construction expenditures	(322,660)	(323,448)
Allowance for equity funds used during construction	5,930	5,264
Proceeds from insurance recoveries	24,241	4,260
Purchases of investments in external decommissioning fund	(387,826)	(229,548)
Proceeds from the sale of investments in external decommissioning fund	386,111	227,901
Investments in utility money pool arrangement	(15,000)	—
Repayments from utility money pool arrangement	15,000	—
Other, net	(2,244)	(1,077)
Net cash used in investing activities	(296,448)	(316,648)

Financing activities
Repayments of short-term borrowings, net	(66,000)	(1,000)
Borrowings under utility money pool arrangement	31,000	273,000
Repayments under utility money pool arrangement	(31,000)	(157,000)
Repayments of long-term debt	(33)	—
Capital contributions from parent	75,835	95,000
Dividends paid to parent	(77,802)	(58,752)
Net cash (used in) provided by financing activities	(68,000)	151,248

Net change in cash and cash equivalents	50,898	29,883
Cash and cash equivalents at beginning of period	40,597	42,920
Cash and cash equivalents at end of period	$91,495	$72,803

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(64,798)	$(63,766)
Cash received (paid) for income taxes, net	23,769	(11,010)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$108,900	$126,685

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$91,495	$40,597
Accounts receivable, net	362,206	367,696
Accounts receivable from affiliates	18,973	24,067
Accrued unbilled revenues	194,103	251,587
Inventories	263,268	290,287
Regulatory assets	175,314	235,487
Derivative instruments	22,643	60,164
Deferred income taxes	108,166	76,016
Prepayments and other	99,552	142,443
Total current assets	1,335,720	1,488,344

Property, plant and equipment, net	11,673,602	11,661,620

Other assets
Nuclear decommissioning fund and other investments	1,771,085	1,735,316
Regulatory assets	1,045,454	1,051,834
Derivative instruments	15,801	15,434
Other	34,222	34,768
Total other assets	2,866,562	2,837,352
Total assets	$15,875,884	$15,987,316

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250,013	$250,013
Short-term debt	76,000	142,000
Accounts payable	369,884	470,507
Accounts payable to affiliates	65,595	50,545
Regulatory liabilities	89,702	171,608
Taxes accrued	251,479	198,509
Accrued interest	44,561	61,339
Dividends payable to parent	55,869	77,802
Derivative instruments	10,267	12,294
Other	224,846	217,215
Total current liabilities	1,438,216	1,651,832

Deferred credits and other liabilities
Deferred income taxes	2,486,699	2,429,143
Deferred investment tax credits	27,134	27,567
Regulatory liabilities	462,940	451,783
Asset retirement obligations	2,212,836	2,186,174
Derivative instruments	132,238	135,036
Pension and employee benefit obligations	308,249	340,774
Other	138,437	123,165
Total deferred credits and other liabilities	5,768,533	5,693,642

Commitments and contingencies
Capitalization
Long-term debt	3,938,875	3,938,669
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at March 31, 2015 and Dec. 31, 2014, respectively	10	10
Additional paid in capital	3,037,489	2,961,654
Retained earnings	1,713,378	1,762,323
Accumulated other comprehensive loss	(20,617)	(20,814)
Total common stockholder’s equity	4,730,260	4,703,173
Total liabilities and equity	$15,875,884	$15,987,316
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2015 and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2015 and 2014; and its cash flows for the three months ended March 31, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2015 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 20, 2015. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, is effective for interim and annual reporting periods beginning after Dec. 15, 2016. In April 2015, the FASB tentatively decided to defer the effective date by one year, making the guidance effective for interim and annual reporting periods beginning after Dec. 15, 2017. This tentative decision will be exposed for public input in an upcoming proposed ASU with a 30-day comment period. NSP-Minnesota is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15. 2015, and early adoption is permitted. NSP-Minnesota is currently evaluating the impact of adopting ASU 2015-02 on its consolidated financial statements.

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which amends existing guidance to require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of an asset. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the prescribed reclassification of assets to an offset of debt on the consolidated balance sheets, NSP-Minnesota does not expect the implementation of ASU 2015-03 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$383,928	$390,633
Less allowance for bad debts	(21,722)	(22,937)
	$362,206	$367,696

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$165,521	$157,376
Fuel	82,834	77,139
Natural gas	14,913	55,772
	$263,268	$290,287

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$14,914,850	$14,831,286
Natural gas plant	1,185,612	1,177,021
Common and other property	576,194	568,287
Construction work in progress	693,888	706,979
Total property, plant and equipment	17,370,544	17,283,573
Less accumulated depreciation	(6,108,221)	(6,012,145)
Nuclear fuel	2,396,974	2,347,422
Less accumulated amortization	(1,985,695)	(1,957,230)
	$11,673,602	$11,661,620

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in March 2016. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $12 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. As of March 31, 2015, the IRS has begun the appeals process; however, the outcome and timing of a resolution is uncertain.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2015, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$12.3	$12.2
Unrecognized tax benefit — Temporary tax positions	19.9	18.2
Total unrecognized tax benefit	$32.2	$30.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(11.6)	$(10.8)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $4 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2015 and Dec. 31, 2014 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2015 or Dec. 31, 2014.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Minnesota 2014 Multi-Year Electric Rate Case — In November 2013, NSP-Minnesota filed a two-year electric rate case with the MPUC. The rate case was based on a requested return on equity (ROE) of 10.25 percent, a 52.5 percent equity ratio, a 2014 average electric rate base of $6.67 billion and an additional average rate base of $412 million in 2015. The NSP-Minnesota electric rate case initially reflected a requested increase in revenues of approximately $193 million or 6.9 percent in 2014 and an additional $98 million or 3.5 percent in 2015. The request included a proposed rate moderation plan for 2014 and 2015. In December 2013, the MPUC approved interim rates of $127 million, effective Jan. 3, 2014, subject to refund.

In 2014, NSP-Minnesota revised its requested rate increase to $115.3 million for 2014 and to $106.0 million for 2015, for a total combined unadjusted increase of $221.3 million.

In December 2014, the administrative law judge (ALJ) issued her recommendations in the NSP-Minnesota electric rate case. NSP-Minnesota estimated that her recommendations would have resulted in a rate increase of $69.1 million in 2014 and an incremental rate increase of $122.4 million in 2015. In addition, she recommended an ROE of 9.77 percent and an equity ratio of 52.5 percent.

On March 26, 2015, the MPUC voted to approve a 2014 rate increase and a 2015 step increase. NSP-Minnesota estimates the total rate increase to be approximately $168 million, or 6.1 percent, based on a 9.72 percent ROE and 52.50 percent equity ratio. The MPUC largely approved the ALJ’s recommendations and the excess depreciation reserve utilization of 50 percent, 30 percent and 20 percent in 2014, 2015, and 2016, respectively. The MPUC did not adopt NSP-Minnesota’s 2016 rate case avoidance proposal. NSP-Minnesota is initiating the preparation of its 2016 rate case. NSP-Minnesota will evaluate how best to proceed including whether proposed legislation could provide alternative approaches, whether rate moderation is available and whether to propose a single or multi-year request.
The following table reconciles NSP-Minnesota’s original request to the MPUC's March 26, 2015 verbal decision, including the estimated ongoing impact of their March 6, 2015 verbal decision in the Monticello Prudence Review on the Minnesota retail electric jurisdiction:

2014 Rate Request (Millions of Dollars)	NSP-Minnesota	ALJ	MPUC Decision
NSP-Minnesota’s filed rate request	$192.7	$192.7	$192.7
Sales forecast (with true-up to 12 months of actual weather-normalized sales)	(38.5)	(38.5)	(38.5)
ROE	—	(28.4)	(31.9)
Monticello extended power uprate (EPU) cost recovery	(12.2)	(31.3)	(37.6)
Property taxes (with true-up to actual 2014 accruals)	(13.2)	(13.2)	(13.2)
Prairie Island EPU cost recovery	(5.1)	(5.1)	(5.1)
Health care, pension and other benefits	(1.9)	(1.9)	(3.0)
Other, net	(6.5)	(5.2)	(5.3)
Total 2014	$115.3	$69.1	$58.1

2015 Rate Request (Millions of Dollars)	NSP-Minnesota	ALJ	MPUC Decision
NSP-Minnesota’s filed rate request	$98.5	$98.5	$98.5
Monticello EPU cost recovery	11.7	29.1	35.4
Depreciation / Retirements	—	—	(0.5)
Property taxes	(3.3)	(3.3)	(3.3)
Production tax credits to be included in base rates	(11.1)	(11.1)	(11.1)
U.S. Department of Energy settlement proceeds	10.1	10.1	10.1
Emission chemicals	(1.6)	(1.6)	(1.6)
Other, net	1.7	0.7	0.2
Total 2015 step increase - prior to Monticello EPU cost disallowance	$106.0	$122.4	$127.7

Total for 2014 and 2015 step increase - prior to Monticello EPU cost disallowance	$221.3	$191.5	$185.8
Monticello EPU cost disallowance - ongoing impact	—	—	(18.2)
Total for 2014 and 2015 step increase - including Monticello EPU cost disallowance	$221.3	$191.5	$167.6

The MPUC also approved a full revenue decoupling three-year pilot with a 3 percent cap on base revenue for the residential and small commercial and industrial classes, based on actual sales, effective Jan. 1, 2016. The decoupling mechanism would eliminate the impact of weather variability on electric sales for these classes. NSP-Minnesota can seek to recover amounts over the cap provided it can show that its demand-side management and/or other initiatives were a substantial contributing factor to the declining energy consumption and that other non-conservation factors were not the primary factors for the under-recovery.

The MPUC made no determination on NSP-Minnesota's interim rate refund proposal. There are currently two proposals in the case regarding the potential refund for interim rates for 2014 and 2015. NSP-Minnesota has requested that the MPUC treat the multi-year case as a single period and net the two-year period for any potential refund/surcharge that could occur when final rates are established. The Minnesota Department of Commerce identified an alternative option that views each year of the multi-year case separately, which would result in lower 2015 revenues by approximately $3.5 million per month between Jan. 1, 2015 and the date that final rates are determined. The final order is expected to be issued May 8, 2015.  NSP-Minnesota filed the initial parts of a compliance filing calculating the final authorized rates in April 2015 and plans to file the remaining portions during May 2015. The MPUC is expected to rule on interim rates after the comment period for the compliance filing.

Nuclear Project Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello life cycle management (LCM)/EPU project. The multi-year project extended the life of the facility and increased the capacity from 600 to 671 megawatts (MW). Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes allowance for funds used during construction (AFUDC). In 2008, project expenditures were initially estimated at approximately $320 million, excluding AFUDC.

In 2013, the MPUC initiated an investigation to determine whether the final costs for the Monticello LCM/EPU project were prudent.

On March 6, 2015, the MPUC voted to allow for full recovery, including a return, on approximately $415 million of the total plant costs (inclusive of AFUDC), but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment over the remaining life of the plant. Further, the MPUC determined that only 50 percent of the investment was considered used and useful for 2014.  As a result of these determinations and assuming the other state commissions within the NSP System jurisdictions adopt the MPUC’s decisions, Xcel Energy recorded an estimated pre-tax loss of $129 million in the first quarter of 2015. The remaining book value of the Monticello project represents the present value of the estimated future cash flows allowed for by the MPUC.

In addition, the decision would reduce the 2015 revenue requirement and pre-tax income for Xcel Energy (assuming other state commissions adopt the MPUC decision) and the Minnesota retail electric jurisdiction as follows:

(Millions of Dollars)	Revenue	Pre-tax Income (a)
Xcel Energy	$25	$16
Minnesota retail electric jurisdiction	18	12

(a)	Pre-tax income reflects the net impact of the reductions in revenue and depreciation expense.

Review of the final written order, which is anticipated in the second quarter of 2015, could impact NSP-Minnesota’s calculations. NSP-Minnesota will have the ability to file for reconsideration.

2015 Transmission Cost Recovery (TCR) Rate Filing — In October 2014, the 2015 NSP-Minnesota TCR filing was filed with the MPUC, requesting recovery of $65.8 million of 2015 transmission investment costs not previously included in electric base rates. An MPUC decision is anticipated in the second quarter of 2015, with implementation of new rates soon after approval.

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

Interim rates of $15.6 million, subject to refund, went into effect in January 2015. At this time, the parties are in settlement discussion and further procedure scheduling may be established, as necessary. Final rates are anticipated to be effective mid-2015.

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaint/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for regional transmission organization (RTO) membership and being an independent transmission company), effective Nov. 12, 2013.

In June 2014, the FERC issued an order in a different ROE proceeding adopting a new ROE methodology for electric utilities. The new ROE methodology requires electric utilities to use a two-step discounted cash flow analysis to estimate cost of equity that incorporates both short-term and long-term growth projections.

In October 2014, the FERC upheld the determination of the long-term growth rate to be used together with a short-term growth rate in its new ROE methodology. The FERC separately set the ROE complaint against the MISO TOs for settlement and hearing procedures. The FERC directed parties to apply the new ROE methodology, but denied the complaints related to equity capital structures and ROE adders. The FERC established a Nov. 12, 2013 refund effective date. The settlement procedures were unsuccessful. FERC action is pending. In January 2015, the ROE complaint was set for full hearing procedures, with an ALJ initial decision to be issued by November 2015 and a FERC order issued no earlier than 2016.

In November 2014, the MISO TOs filed a request for FERC approval of a 50 basis point RTO membership ROE adder, with collection deferred until resolution of the ROE complaint. In January 2015, the FERC approved the ROE adder, subject to the outcome of the ROE complaint. The total ROE, including the RTO membership adder, may not exceed the top of the discounted cash flow range under the new ROE methodology. In 2015, several intervenors sought rehearing of the commission order.

In February 2015, a separate group of customers filed an additional complaint proposing to reduce the MISO region ROE to 8.67 percent, prior to any 50 basis point RTO adder, with a refund effective date of Feb. 12, 2015.  The FERC has to date taken no action on the second complaint.

NSP-Minnesota recorded a current liability representing the current best estimate of a refund obligation associated with the new ROE as of March 31, 2015. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $7 million and $9 million annually for the NSP System.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5, Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

NSP-Minnesota had approximately 1,069 MW of capacity under long-term PPAs as of March 31, 2015 and Dec. 31, 2014, with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2028.

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

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	March 31, 2015	Dec. 31, 2014
Guarantees issued and outstanding	$4.8	$4.8

Environmental Contingencies

Environmental Requirements

Water and Waste
Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment, and disposal of solid waste.  On April 17, 2015, the U.S. Environmental Protection Agency (EPA) published a final rule regulating the management and disposal of coal combustion byproducts (coal ash) as a nonhazardous waste.  NSP Minnesota’s costs to manage and dispose of coal ash will not significantly increase under the new rule.

Air
Cross-State Air Pollution Rule (CSAPR) — CSAPR addresses long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States, including Minnesota, using an emissions trading program.

In August 2012, the United States District Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that will now need to be considered on remand. An opinion is expected late summer 2015. In October 2014, the D.C. Circuit granted the EPA’s request to begin to implement CSAPR by imposing its 2012 compliance obligations starting in January 2015. While the litigation continues, the EPA will administer the CSAPR in 2015.

NSP-Minnesota can operate within its CSAPR emission allowance allocations CSAPR compliance in 2015 is not expected to have a material impact on the results of operations, financial position or cash flows.

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze state implementation plan (SIP), Minnesota identified the NSP-Minnesota facilities that will have to reduce SO2, NOx and PM emissions under BART and set emissions limits for those facilities.

In 2009, the Minnesota Pollution Control Agency (MPCA) approved a SIP and submitted it to the EPA for approval. The MPCA’s source-specific BART limits for Sherco Units 1 and 2 require combustion controls for NOx and scrubber upgrades for SO2. The MPCA concluded selective catalytic reductions (SCRs) should not be required because the minor visibility benefits derived from SCRs do not outweigh the substantial costs. The combustion controls were installed first and the scrubber upgrades were completed in December 2014, at a cost of $46.9 million. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

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

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA’s approval of the Minnesota SIP to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). NSP-Minnesota and other regulated parties were denied intervention. In June 2013, the Eighth Circuit ordered this case to be held in abeyance until the U.S. Supreme Court decided the CSAPR case. In October 2014, the Eighth Circuit set a briefing schedule that was completed in February 2015. An argument date has not been set. If this litigation ultimately results in further EPA proceedings concerning the SIP, such proceedings may consider whether SCRs should be required for Sherco Units 1 and 2.

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

In June 2014, the EPA and the plaintiffs lodged a consent decree with the District Court. The public comment period on the draft consent decree has been completed. The EPA has not filed a motion to enter the consent decree with the District Court.

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

Nuclear Power Operations and Waste Disposal

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the U.S. Department of Energy's failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contract between the United States and NSP-Minnesota. NSP-Minnesota sought contract damages in this lawsuit through Dec. 31, 2004. In September 2007, the Court awarded NSP-Minnesota $116.5 million in damages. In August 2007, NSP-Minnesota filed a second complaint; this lawsuit claimed damages for the period Jan. 1, 2005 through Dec. 31, 2008.

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million. In January 2014, the United States proposed, and NSP-Minnesota accepted, an extension to the settlement agreement which will allow NSP-Minnesota to recover spent fuel storage costs through 2016. The extension does not address costs for used fuel storage after 2016; such costs could be the subject of future litigation. In December 2014, NSP-Minnesota received a settlement payment of $32.8 million. NSP-Minnesota has received a total of $214.7 million of settlement proceeds as of March 31, 2015. Amounts received from the installments, except for approved reductions such as legal costs, will be subsequently returned to customers through a reduction of future rate increases or credited through another regulatory mechanism.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	12
Maximum amount outstanding	14	150
Weighted average interest rate, computed on a daily basis	N/A	0.21%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$500	$500
Amount outstanding at period end	76	142
Average amount outstanding	159	111
Maximum amount outstanding	327	397
Weighted average interest rate, computed on a daily basis	0.41%	0.26%
Weighted average interest rate at period end	0.53	0.53

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2015 and Dec. 31, 2014, there were $24 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2015, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$100	$400

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2015 and Dec. 31, 2014.

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

Electric commodity derivatives held by NSP-Minnesota may include transmission congestion instruments purchased from MISO, PJM Interconnection, LLC, Electric Reliability Council of Texas, Southwest Power Pool, Inc. and New York Independent System Operator, generally referred to as financial transmission rights (FTR). FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. NSP-Minnesota’s valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

Non-Derivative Instruments Fair Value Measurements

The Nuclear Regulatory Commission (NRC) requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning the Monticello and Prairie Island (PI) nuclear generating plants. The fund contains cash equivalents, debt securities, equity securities and other investments – all classified as available-for-sale. NSP-Minnesota plans to reinvest matured securities until decommissioning begins. NSP-Minnesota uses the MPUC approved asset allocation for the escrow and investment targets by asset class for both the escrow and qualified trust.

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

Unrealized gains for the nuclear decommissioning fund were $332.2 million and $312.1 million at March 31, 2015 and Dec. 31, 2014, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $58.7 million and $74.1 million at March 31, 2015 and Dec. 31, 2014, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at March 31, 2015 and Dec. 31, 2014:

	March 31, 2015
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$20,836	$20,836	$—	$—	$20,836
Commingled funds	470,810	—	489,704	—	489,704
International equity funds	123,123	—	120,608	—	120,608
Private equity investments	86,318	—	—	113,619	113,619
Real estate	46,339	—	—	67,774	67,774
Debt securities:
Government securities	24,188	—	23,796	—	23,796
U.S. corporate bonds	64,574	—	60,712	—	60,712
International corporate bonds	16,429	—	16,234	—	16,234
Municipal bonds	201,125	—	206,814	—	206,814
Asset-backed securities	2,828	—	2,847	—	2,847
Mortgage-backed securities	12,292	—	12,787	—	12,787
Equity securities:
Common stock	395,104	601,714	—	—	601,714
Total	$1,463,966	$622,550	$933,502	$181,393	$1,737,445

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $33.6 million of miscellaneous investments.

	Dec. 31, 2014
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24,184	$24,184	$—	$—	$24,184
Commingled funds	470,013	—	465,615	—	465,615
International equity funds	80,454	—	78,721	—	78,721
Private equity investments	73,936	—	—	101,237	101,237
Real estate	43,859	—	—	64,249	64,249
Debt securities:
Government securities	30,674	—	28,808	—	28,808
U.S. corporate bonds	81,463	—	77,562	—	77,562
International corporate bonds	16,950	—	16,341	—	16,341
Municipal bonds	242,282	—	249,201	—	249,201
Asset-backed securities	9,131	—	9,250	—	9,250
Mortgage-backed securities	23,225	—	23,895	—	23,895
Equity securities:
Common stock	369,751	564,858	—	—	564,858
Total	$1,465,922	$589,042	$949,393	$165,486	$1,703,921

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $31.4 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three months ended March 31, 2015 and 2014:

(Thousands of Dollars)	Jan. 1, 2015	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	March 31, 2015
Private equity investments	$101,237	$12,382	$—	$—	$113,619
Real estate	64,249	3,861	(1,381)	1,045	67,774
Total	$165,486	$16,243	$(1,381)	$1,045	$181,393

(Thousands of Dollars)	Jan. 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	March 31, 2014
Private equity investments	$62,696	$8,769	$—	$2,336	$73,801
Real estate	57,368	3,660	—	1,926	62,954
Total	$120,064	$12,429	$—	$4,262	$136,755

(a)	Gains are deferred as a component of the regulatory assets for nuclear decommissioning.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at March 31, 2015:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$23,796	$23,796
U.S. corporate bonds	473	13,627	49,626	(3,014)	60,712
International corporate bonds	—	4,494	11,334	406	16,234
Municipal bonds	716	32,054	35,877	138,167	206,814
Asset-backed securities	—	—	2,847	—	2,847
Mortgage-backed securities	—	—	—	12,787	12,787
Debt securities	$1,189	$50,175	$99,684	$172,142	$323,190

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

At March 31, 2015, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

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

At March 31, 2015, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2015 and 2014.

At March 31, 2015, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at March 31, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)(b)	March 31, 2015	Dec. 31, 2014
Megawatt hours of electricity	27,758	49,431
Million British thermal units of natural gas	—	173
Gallons of vehicle fuel	136	155

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended March 31, 2015 and 2014 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended March 31, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$337	(a)	$—		$—
Vehicle fuel and other commodity	(10)	—	14	(b)	—		—
Total	$(10)	$—	$351		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$3,691	(c)
Electric commodity	—	(8,706)	—		(5,193)	(d)	—
Natural gas commodity	—	(38)	—		(2,751)	(e)	3,008	(e)
Total	$—	$(8,744)	$—		$(7,944)		$6,699

	Three Months Ended March 31, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$342	(a)	$—		$—
Vehicle fuel and other commodity	(7)	—	(15)	(b)	—		—
Total	$(7)	$—	$327		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(2,253)	(c)
Electric commodity	—	4,899	—		(17,926)	(d)	—
Natural gas commodity	—	7,901	—		(9,306)	(e)	(580)	(e)
Total	$—	$12,800	$—		$(27,232)		$(2,833)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At March 31, 2015, five of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $22.9 million or 26 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. The remaining five significant counterparties, comprising $13.6 million or 16 percent of this credit exposure, was not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. At March 31, 2015 and Dec. 31, 2014, there were no derivative instruments in a liability position that would have required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2015 and Dec. 31, 2014.

Recurring Fair Value Measurements — The following tables present for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2015:

	March 31, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$11,170	$2,395	$13,565	$(2,015)	$11,550
Electric commodity	—	—	9,269	9,269	(414)	8,855
Total current derivative assets	$—	$11,170	$11,664	$22,834	$(2,429)	20,405
PPAs (a)						2,238
Current derivative instruments						$22,643
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$17,968	$—	$17,968	$(4,129)	$13,839
Total noncurrent derivative assets	$—	$17,968	$—	$17,968	$(4,129)	13,839
PPAs (a)						1,962
Noncurrent derivative instruments						$15,801

	March 31, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$70	$—	$70	$—	$70
Other derivative instruments:
Commodity trading	—	5,829	278	6,107	(6,107)	—
Electric commodity	—	—	414	414	(414)	—
Total current derivative liabilities	$—	$5,899	$692	$6,591	$(6,521)	70
PPAs (a)						10,197
Current derivative instruments						$10,267
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$47	$—	$47	$—	$47
Other derivative instruments:
Commodity trading	—	7,541	—	7,541	(7,541)	—
Total noncurrent derivative liabilities	$—	$7,588	$—	$7,588	$(7,541)	47
PPAs (a)						132,191
Noncurrent derivative instruments						$132,238

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2015. At March 31, 2015, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $7.5 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2014. At Dec. 31, 2014, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $6.6 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31
(Thousands of Dollars)	2015	2014
Balance at Jan. 1	$40,271	$31,727
Purchases	864	—
Settlements	(11,552)	(52,708)
Net transactions recorded during the period:
Gains recognized in earnings (a)	60	999
(Losses) gains recognized as regulatory assets and liabilities	(18,671)	38,408
Balance at March 31	$10,972	$18,426

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2015 and 2014.

Fair Value of Long-Term Debt

As of March 31, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,188,887	$4,917,710	$4,188,682	$4,803,735

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2015 and Dec. 31, 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2015	2014
Interest income	$3,332	$2,709
Other nonoperating income	33	368
Insurance policy expense	(1,403)	(1,073)
Other income, net	$1,962	$2,004

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2015
Operating revenues (a)(b)	$1,006,154		$279,467	$6,861	$—	$1,292,482
Intersegment revenues	133		410	—	(543)	—
Total revenues	$1,006,287		$279,877	$6,861	$(543)	$1,292,482
Net (loss) income	$(29,599)	(c)	$40,272	$(3,749)	$—	$6,924

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2014
Operating revenues (a)(b)	$1,068,340	$349,532	$6,454	$—	$1,424,326
Intersegment revenues	164	276	—	(440)	—
Total revenues	$1,068,504	$349,808	$6,454	$(440)	$1,424,326
Net income	$78,255	$27,059	$3,050	$—	$108,364

(a)	Operating revenues include $125 million and $122 million of affiliate electric revenue for the three months ended March 31, 2015 and 2014, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended March 31, 2015 and 2014, respectively.

(c)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,889	$7,425	$40	$47
Interest cost	10,804	11,827	954	1,248
Expected return on plan assets	(15,708)	(15,730)	(30)	(75)
Amortization of prior service cost (credit)	234	234	(759)	(759)
Amortization of net loss	11,548	11,196	523	854
Net periodic benefit cost	14,767	14,952	728	1,315
Costs not recognized due to the effects of regulation	(7,843)	(7,759)	—	—
Net benefit cost recognized for financial reporting	$6,924	$7,193	$728	$1,315

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans, of which $32.7 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2015.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,909)	$105	$(1,010)	$(20,814)
Other comprehensive (loss) income before reclassifications	(6)	1	—	(5)
Losses (gains) reclassified from net accumulated other comprehensive loss	208	—	(6)	202
Net current period other comprehensive income (loss)	202	1	(6)	197
Accumulated other comprehensive (loss) income at March 31	$(19,707)	$106	$(1,016)	$(20,617)

	Three Months Ended March 31, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(20,609)	$73	$(1,193)	$(21,729)
Other comprehensive (loss) income before reclassifications	(4)	37	—	33
Losses reclassified from net accumulated other comprehensive loss	193	—	5	198
Net current period other comprehensive income	189	37	5	231
Accumulated other comprehensive (loss) income at March 31	$(20,420)	$110	$(1,188)	$(21,498)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$337	(a)	$342	(a)
Vehicle fuel derivatives	14	(b)	(15)	(b)
Total, pre-tax	351		327
Tax benefit	(143)		(134)
Total, net of tax	208		193
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	39	(c)	58	(c)
Prior service credit	(49)	(c)	(49)	(c)
Total, pre-tax	(10)		9
Tax expense (benefit)	4		(4)
Total, net of tax	(6)		5
Total amounts reclassified, net of tax	$202		$198

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slowdown in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting NSP-Minnesota’s nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee workforce factors; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of NSP-Minnesota’s Form 10-K for the year ended Dec. 31, 2014, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Results of Operations

NSP-Minnesota’s net income was approximately $6.9 million for the three months ended March 31, 2015, compared with approximately $108.4 million for the same period in 2014. The impact of the Monticello LCM/EPU project loss, increases in depreciation and O&M expenses as well as unfavorable weather were partially offset by higher revenue attributable to electric rate cases in North Dakota and South Dakota (interim, subject to refund).

In the first quarter of 2015, NSP-Minnesota recorded electric revenue in Minnesota consistent with interim rates, which were implemented in January 2014, as the MPUC has not issued its final rate case order or ruled on its treatment of interim rates. A true-up reflecting an additional $10.5 million of first quarter revenue would be recorded later in the year, if the MPUC approves NSP-Minnesota’s proposed treatment of the 2014 refund for interim rates. See Note 5 to the consolidated financial statements for further discussion of rate matters, including the Monticello LCM/EPU project loss.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2015	2014
Electric revenues	$1,006	$1,068
Electric fuel and purchased power	(399)	(458)
Electric margin	$607	$610

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Fuel and purchased power cost recovery	$(49)
Conservation program revenue (offset by expenses)	(14)
Estimated impact of weather	(14)
Trading	(11)
Retail rate increases (a)	14
Non-fuel riders (b)	9
Other, net	3
Total decrease in electric revenues	$(62)

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Estimated impact of weather	$(14)
Conservation program revenue (offset by expenses)	(14)
Transmission revenue, net of costs	(4)
Retail rate increases (a)	14
Non-fuel riders (b)	9
Interchange revenues from NSP-Wisconsin	8
Other, net	(2)
Total decrease in electric margin	$(3)

(a)
The retail rate increases are due to rate proceedings in Minnesota and North Dakota, and the interim rates associated with the pending South Dakota case, subject to and net of an estimated provision for refund. See Note 5 to the consolidated financial statements.

(b)	Increase relates to the transmission cost recovery rider in Minnesota.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2015	2014
Natural gas revenues	$279	$350
Cost of natural gas sold and transported	(201)	(263)
Natural gas margin	$78	$87

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(60)
Estimated impact of weather	(8)
Conservation program revenue (offset by expenses)	(5)
Infrastructure rider	3
Retail sales growth, excluding weather impact	2
Other, net	(3)
Total decrease in natural gas revenues	$(71)

Natural Gas Margin

(Millions of Dollars)	2015 vs. 2014
Estimated impact of weather	$(8)
Conservation program revenue (offset by expenses)	(5)
Infrastructure rider	3
Retail sales growth, excluding weather impact	2
Other, net	(1)
Total decrease in natural gas margin	$(9)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $16.5 million, or 5.5 percent, for the three months ended March 31, 2015. O&M expenses were higher for the quarter, primarily due to the timing of planned maintenance and overhauls at our generation facilities, as summarized in the table below:

(Millions of Dollars)	2015 vs. 2014
Plant generation costs	$9
Nuclear plant operations	4
Employee benefits	2
Other, net	2
Total increase in O&M expenses	$17

Conservation Program Expenses — Conservation program expenses decreased $19.4 million, or 53.0 percent, for the three months ended March 31, 2015. The decrease was primarily attributable to lower electric and gas recovery rates. Therefore, lower expenses are generally offset by lower revenues.

Depreciation and Amortization — Depreciation and amortization expense increased $18.9 million, or 19.0 percent, for the three months ended March 31, 2015. The increase was primarily attributed to normal system expansion and lower amortization of the excess depreciation reserve in Minnesota.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $1.7 million, or 2.7 percent, for the three months ended March 31, 2015. The increase was due to higher property taxes primarily in Minnesota.

AFUDC, Equity and Debt — AFUDC increased $1.1 million, or 18.7 percent, for the three months ended March 31, 2015. The increase is primarily due to the expansion of transmission facilities.

Interest Charges — Interest charges increased $4.3 million, or 9.1 percent, for the three months ended March 31, 2015. The increase was primarily due to higher long-term debt levels, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $54.6 million for the three months ended March 31, 2015. The decrease in income tax expense was primarily due to lower pre-tax earnings in 2015. This was partially offset by the successful resolution of a 2010-2011 audit issue in 2014. The ETR was 30.0 percent for the three months ended March 31, 2015, compared with 34.7 percent for the same period in 2014. The lower ETR in 2015 is primarily due a lower forecasted annual ETR. The lower annual ETR in 2015 is primarily due to increased wind production tax credits. This was partially offset by the successful resolution of a 2010-2011 audit issue in 2014.

Public Utility Regulation

Courtenay Wind Farm — In 2013, NSP-Minnesota signed a purchase power agreement with a developer for the Courtenay wind farm, a 200 megawatt project in North Dakota.  Since that time, the developer is seeking to exit the project due to a lack of financial wherewithal. Courtenay was originally scheduled for commercial operation in 2014, but significant site construction on the project has not commenced.  As a result, NSP-Minnesota has negotiated an agreement to acquire the development rights for the project and is seeking to preserve other benefits of the project by curing the developer's default under a generator interconnection agreement, which is critical to timely construction of the project, and which we expect will be resolved between the parties or by the FERC by the end of May. After regulatory approval of the transaction, NSP-Minnesota plans to move forward with construction and will ultimately own the facility as part of rate base.  In May 2015, NSP-Minnesota anticipates filing for expedited regulatory approval in Minnesota and North Dakota, so that construction can begin in late summer.  The total construction cost of the project is estimated to be approximately $300 million with project completion by the end of 2016.  Courtenay is not currently included in Xcel Energy’s five-year capital forecast.  Xcel Energy does not expect to issue any additional equity to finance the project.

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Resource Plan with the MPUC, proposing to achieve a 40 percent reduction in carbon emissions by 2030 from 2005 levels through the significant addition of renewables, continued commitment to specific critical infrastructure protection annual achievements and the continued operation of its existing cost-effective thermal generation. In March 2015, NSP-Minnesota supplemented the plan to reflect (1) the resource additions that resulted from its Competitive Acquisition Plan (CAP) to meet an identified resource need in the 2018-2020 timeframe, (2) significantly higher than expected response to its Community Solar Gardens program, and (3) additional early Sherco 1 and 2 retirement scenarios. The updated resource plan continues to position NSP-Minnesota to be responsive to future environmental requirements and market trends, builds on the significant investments already made in the NSP System and acknowledges the divergence in state energy policies within the NSP System. Key points of the resource plan include:

•	Adding 600 MW of wind by 2020 and an additional 1,200 MW by 2027, bringing total wind power on the NSP System to over 3,600 MW;

•
Adding 187 MW of large-scale solar energy by 2016 and an additional 1,700 MW of large-scale solar and 500 MW of customer-driven small-scale solar; bringing total solar power on the NSP System to approximately 2,400 MW;

•	Operating the Monticello and PI nuclear plants through their current licenses; and

•	Continuing to run Sherco Units 1 and 2 with gradually decreasing reliance through 2030.

The additional CAP resources approved by the MPUC in February 2015 are as follows:

•	Enter into an agreement for 100 MW of distributed solar with Geronimo Energy LLC;

•	Enter into an agreement with Calpine Corporation for a 345 MW expansion at its Mankato Energy Center; and

•	Construct a 215 MW Black Dog Unit 6 combustion turbine.

In February 2015 the MPUC approved the CAP subject to several requests for clarification and/or reconsideration, which are pending with the MPUC.

NSP-Minnesota also proposed use of a collaborative stakeholder process to guide its five-year action plan.  In addition to requesting a planning meeting with the MPUC, it conducted the first in a series of stakeholder workshops in February 2015.

CapX2020 — The estimated cost of the five major CapX2020 transmission projects listed below is $2 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.1 billion of the total investment.  As of March 31, 2015, Xcel Energy has invested $911.2 million of its $1.1 billion share of the five CapX2020 transmission projects.

Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 161/345 Kilovolt (KV) transmission line
Construction on the 156-mile project started in Minnesota in January 2013 and the project is expected to go into service in the fall of 2016, although segments are being placed in service as they are completed.

Monticello, Minn. to Fargo, N.D. 345 KV transmission line
In December 2011, the Monticello, Minn. to St. Cloud, Minn. portion of the Monticello, Minn. to Fargo, N.D. project was placed in service.  In April 2014, the St. Cloud, Minn. to Alexandria, Minn. portion of the project was placed in service.  In April 2015, the final portion of the project between Alexandria, Minn. and Fargo, N.D. was placed in service.

Brookings County, S.D. to Hampton, Minn. 345 KV transmission line
In December 2011, MISO granted the final approval of the project as a Multi-Value Project (MVP).  Construction started on the project in Minnesota in May 2012.  The project was placed in service in March 2015.

Bemidji, Minn. to Grand Rapids, Minn. 230 KV transmission line
The 70-mile Bemidji, Minn. to Grand Rapids, Minn. line was placed in service in September 2012.

Big Stone South to Brookings County, S.D. 345 KV transmission line
In December 2011, MISO granted final approval of the project as a MVP.  In March 2014, the SDPUC approved a permit for construction of the project’s southern portion.  Construction is anticipated to begin in late 2015, with completion in 2017.

Minnesota Solar — Minnesota legislation requires 1.5 percent of a public utility’s total electric retail sales to retail customers be generated using solar energy by 2020.  Of the 1.5 percent, 10 percent must come from systems sized 20 kilowatts or less.  NSP-Minnesota anticipates it will meet its compliance requirements through large and small scale solar additions.  NSP-Minnesota plans to add 287 MWs of large-scale solar to its system by the end of 2016.  Additionally, NSP-Minnesota offers small solar programs: a community solar garden program that provides bill credits to participating subscribers, and a solar production incentive program for rooftop solar.  NSP-Minnesota launched both its Solar*Rewards incentive program and its Solar*Rewards Community programs in 2014.  Additionally, the Department of Commerce launched its Made in Minnesota incentive program for small solar in 2014, which generates renewable energy credits for NSP-Minnesota.

By early 2015, NSP-Minnesota received more than 500 MWs of proposals for community solar gardens.  NSP-Minnesota sought policy guidance from the MPUC regarding the price and size of community solar projects proposed in its service territory, as the established community solar pricing structure was intended for small projects, one MW or less.  In contrast, the Solar*Rewards Community proposals are sized between 10 and 50 MWs. The MPUC is expected to review the program in the second quarter of 2015.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 14 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 for further discussion regarding the nuclear generating plants.

Nuclear Regulatory Performance — The NRC has a Reactor Oversight Process that classifies U.S. nuclear reactors into various categories (referred to as Columns, from 1 to 5) based on the significance of issues identified in performance indicators or inspection findings.  Such issues are evaluated as either green, white, yellow, or red based on their safety significance, with green representing the least safety concern and red representing the most concern.  At Dec. 31, 2014, PI Units 1 and 2 were in Column 1 (licensee response) with all green performance indicators and no greater than green findings or violations. Monticello was in Column 3 (degraded cornerstone) with all green performance indicators, a yellow finding related to flood control and a potentially greater than green finding related to plant security which was immediately remedied.  The NRC informed Xcel Energy in February 2015 that the final determination on the security finding was greater-than-green.  The NRC notified Xcel Energy in March 2015 that Monticello was upgraded from Column 3 (degraded cornerstone) to Column 2 (regulatory response).  The upgrade recognized the plant’s response to the flooding issue and associated yellow finding and the NRC’s inspection and close out of the yellow finding.  Monticello is in Column 2 and will remain there until the NRC can perform an inspection and close the white security finding that was identified in 2014.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In October 2014, the FERC upheld the determination of the long-term growth rate to be used in its new ROE methodology. In March 2015, the FERC issued an order on rehearing upholding use of the new ROE methodology.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2015, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2014, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

May 4, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)