Form 10-Q
period 2015-06-30
NORTHERN STATES POWER CO
filed 2015-08-03
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 3, 2015
Common Stock, $0.01 par value	1,000,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Operating revenues
Electric, non-affiliates	$882,042	$884,339	$1,763,321	$1,830,874
Electric, affiliates	117,830	116,518	242,705	238,323
Natural gas	75,239	116,381	354,706	465,913
Other	6,863	7,521	13,724	13,975
Total operating revenues	1,081,974	1,124,759	2,374,456	2,549,085

Operating expenses
Electric fuel and purchased power	384,479	395,130	783,199	853,213
Cost of natural gas sold and transported	37,419	74,427	238,608	337,308
Cost of sales — other	4,467	4,174	8,794	8,301
Operating and maintenance expenses	311,512	308,520	625,562	606,101
Conservation program expenses	14,877	30,291	32,089	66,908
Depreciation and amortization	116,245	101,906	234,320	201,091
Taxes (other than income taxes)	58,487	55,015	122,319	117,175
Loss on Monticello life cycle management/extended power uprate project	—	—	124,226	—
Total operating expenses	927,486	969,463	2,169,117	2,190,097

Operating income	154,488	155,296	205,339	358,988

Other (expense) income, net	(276)	(471)	1,685	1,533
Allowance for funds used during construction — equity	5,684	5,995	11,614	11,259

Interest charges and financing costs
Interest charges — includes other financing costs of $1,637, $1,619, $3,246 and $3,212, respectively	49,094	49,089	100,856	96,541
Allowance for funds used during construction — debt	(2,840)	(2,730)	(5,754)	(5,185)
Total interest charges and financing costs	46,254	46,359	95,102	91,356

Income before income taxes	113,642	114,461	123,536	280,424
Income taxes	39,461	39,195	42,431	96,794
Net income	$74,181	$75,266	$81,105	$183,630

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$74,181	$75,266	$81,105	$183,630

Other comprehensive income

Pension and retiree medical benefits:
Amortization of (gains) losses included in net periodic benefit cost, net of tax of $(2), $4, $(10) and $8, respectively	(6)	6	(12)	11

Derivative instruments:
Net fair value increase, net of tax of $6, $7, $3, and $4, respectively	9	10	2	6
Reclassification of losses to net income, net of tax of $148, $138, $293 and $271, respectively	214	200	423	393
	223	210	425	399
Marketable securities:
Net fair value increase, net of tax of $1, $0, $2, and $26, respectively	1	—	2	37

Other comprehensive income	218	216	415	447
Comprehensive income	$74,399	$75,482	$81,520	$184,077

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2015	2014
Operating activities
Net income	$81,105	$183,630
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	237,103	203,803
Nuclear fuel amortization	49,454	60,466
Deferred income taxes	62,445	75,185
Amortization of investment tax credits	(866)	(910)
Allowance for equity funds used during construction	(11,614)	(11,259)
Loss on Monticello life cycle management/extended power uprate project	124,226	—
Net realized and unrealized hedging and derivative transactions	6,442	(1,132)
Changes in operating assets and liabilities:
Accounts receivable	78,369	(42,406)
Accrued unbilled revenues	40,527	46,614
Inventories	5,774	39,086
Other current assets	37,783	(7,177)
Accounts payable	(35,275)	(88,173)
Net regulatory assets and liabilities	15,320	67,529
Other current liabilities	(2,478)	(33,407)
Pension and other employee benefit obligations	(29,920)	(47,456)
Change in other noncurrent assets	(33)	33,355
Change in other noncurrent liabilities	(17,436)	(21,633)
Net cash provided by operating activities	640,926	456,115

Investing activities
Utility capital/construction expenditures	(610,731)	(590,432)
Allowance for equity funds used during construction	11,614	11,259
Proceeds from insurance recoveries	27,237	6,000
Purchases of investments in external decommissioning fund	(640,100)	(404,780)
Proceeds from the sale of investments in external decommissioning fund	636,669	401,488
Investments in utility money pool arrangement	(39,900)	(236,000)
Repayments from utility money pool arrangement	39,900	236,000
Other, net	(1,151)	(1,267)
Net cash used in investing activities	(576,462)	(577,732)

Financing activities
Repayments of short-term borrowings, net	(25,000)	(104,000)
Borrowings under utility money pool arrangement	144,500	313,000
Repayments under utility money pool arrangement	(144,500)	(347,000)
(Repayments of) proceeds from issuance of long-term debt	(46)	295,534
Capital contributions from parent	125,935	95,000
Dividends paid to parent	(133,671)	(118,492)
Net cash (used in) provided by financing activities	(32,782)	134,042

Net change in cash and cash equivalents	31,682	12,425
Cash and cash equivalents at beginning of period	40,597	42,920
Cash and cash equivalents at end of period	$72,279	$55,345

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(93,318)	$(87,595)
Cash received (paid) for income taxes, net	59,175	(8,355)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$85,735	$143,407

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$72,279	$40,597
Accounts receivable, net	293,761	367,696
Accounts receivable from affiliates	19,633	24,067
Accrued unbilled revenues	211,060	251,587
Inventories	284,594	290,287
Regulatory assets	201,523	235,487
Derivative instruments	42,498	60,164
Deferred income taxes	119,010	76,016
Prepayments and other	79,500	142,443
Total current assets	1,323,858	1,488,344

Property, plant and equipment, net	11,801,899	11,661,620

Other assets
Nuclear decommissioning fund and other investments	1,784,676	1,735,316
Regulatory assets	1,062,407	1,051,834
Derivative instruments	19,769	15,434
Other	33,441	34,768
Total other assets	2,900,293	2,837,352
Total assets	$16,026,050	$15,987,316

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250,011	$250,013
Short-term debt	117,000	142,000
Accounts payable	325,807	470,507
Accounts payable to affiliates	59,872	50,545
Regulatory liabilities	105,796	171,608
Taxes accrued	164,237	198,509
Accrued interest	60,878	61,339
Dividends payable to parent	65,087	77,802
Derivative instruments	17,267	12,294
Other	250,883	217,215
Total current liabilities	1,416,838	1,651,832

Deferred credits and other liabilities
Deferred income taxes	2,557,126	2,429,143
Deferred investment tax credits	26,701	27,567
Regulatory liabilities	471,420	451,783
Asset retirement obligations	2,251,668	2,186,174
Derivative instruments	127,202	135,036
Pension and employee benefit obligations	310,670	340,774
Other	135,681	123,165
Total deferred credits and other liabilities	5,880,468	5,693,642

Commitments and contingencies
Capitalization
Long-term debt	3,939,072	3,938,669
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at June 30, 2015 and Dec. 31, 2014, respectively	10	10
Additional paid in capital	3,087,589	2,961,654
Retained earnings	1,722,472	1,762,323
Accumulated other comprehensive loss	(20,399)	(20,814)
Total common stockholder’s equity	4,789,672	4,703,173
Total liabilities and equity	$16,026,050	$15,987,316
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2015 and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2015 and 2014; and its cash flows for the six months ended June 30, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2015 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 20, 2015. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The new guidance also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. As a result of the FASB’s deferral of the standard’s required implementation date in July 2015, the guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017. NSP-Minnesota is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (Accounting Standards Update (ASU) No. 2015-07), which removes the requirement to categorize within the fair value hierarchy the fair values for investments measured using a net asset value methodology. This guidance will be effective on a retrospective basis for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, NSP-Minnesota does not expect the implementation of ASU 2015-07 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$312,702	$390,633
Less allowance for bad debts	(18,941)	(22,937)
	$293,761	$367,696

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$166,383	$157,376
Fuel	99,402	77,139
Natural gas	18,809	55,772
	$284,594	$290,287

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$15,175,091	$14,831,286
Natural gas plant	1,192,119	1,177,021
Common and other property	575,241	568,287
Construction work in progress	641,152	706,979
Total property, plant and equipment	17,583,603	17,283,573
Less accumulated depreciation	(6,180,843)	(6,012,145)
Nuclear fuel	2,405,823	2,347,422
Less accumulated amortization	(2,006,684)	(1,957,230)
	$11,801,899	$11,661,620

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in March 2016. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of June 30, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $12 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. As of June 30, 2015, the IRS has begun the appeals process; however, the outcome and timing of a resolution is uncertain.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2015, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$12.4	$12.2
Unrecognized tax benefit — Temporary tax positions	21.5	18.2
Total unrecognized tax benefit	$33.9	$30.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(12.6)	$(10.8)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process progresses and state audits resume. As the IRS appeals process moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $4 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2015 and Dec. 31, 2014 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2015 or Dec. 31, 2014.

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

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Minnesota 2014 Multi-Year Electric Rate Case — In November 2013, NSP-Minnesota filed a two-year electric rate case with the MPUC. The rate case was based on a requested return on equity (ROE) of 10.25 percent, a 52.5 percent equity ratio, a 2014 average electric rate base of $6.67 billion and an additional average rate base of $412 million in 2015. The NSP-Minnesota electric rate case initially reflected a requested increase in revenues of approximately $193 million, or 6.9 percent, in 2014 and an additional $98 million, or 3.5 percent, in 2015. The request included a proposed rate moderation plan for 2014 and 2015. In December 2013, the MPUC approved interim rates of $127 million, effective Jan. 3, 2014, subject to refund.

In 2014, NSP-Minnesota revised its requested rate increase to $115.3 million for 2014 and to $106.0 million for 2015, for a total combined unadjusted increase of $221.3 million.

In May 2015, the MPUC ordered a 2014 rate increase and a 2015 step increase. The total increase was estimated to be $166 million, or 5.9 percent, based on a 9.72 percent ROE and 52.50 percent equity ratio. The MPUC also approved a three-year, decoupling pilot with a 3 percent cap on base revenue for the residential and small commercial and industrial classes, based on actual sales, effective Jan. 1, 2016. The decoupling mechanism would eliminate the impact of changes in electric sales due to conservation and weather variability for these classes.

In July 2015, the MPUC deliberated on requests for reconsideration of its order. The MPUC determined the Monticello Extended Power Uprate (EPU) project is not used-and-useful until final approval related to the full EPU uprate condition is received from the Nuclear Regulatory Commission (NRC).  NSP-Minnesota expects that $13.8 million will be excluded from final rates, as approval from the NRC had not been received as of June 30, 2015. Monticello achieved the full EPU uprate level of 671 megawatts (MW) in June 2015 and received final NRC compliance approval in July 2015, thereby satisfying the used-and-useful conditions established by the MPUC. The MPUC also approved 2015 interim rates effective March 3, 2015 and stated that the 2014 interim rate refund obligation be netted against the 2015 interim rate revenue under-collections.

The MPUC’s decision resulted in an estimated 2015 annual rate increase of $149.4 million or 5.3 percent. NSP-Minnesota anticipates reducing the 2014 refund obligation by approximately $6 million for the change in the interest rate applied to interim refunds and other items.

The following tables outline NSP-Minnesota’s filed request and the impact of the MPUC’s decisions made in May and July:

2014 Rate Request (Millions of Dollars)	NSP-Minnesota	MPUC May Decision
NSP-Minnesota’s filed rate request	$192.7	$192.7
Sales forecast (with true-up to 12 months of actual weather-normalized sales)	(38.5)	(37.5)
ROE	—	(31.9)
Monticello EPU cost recovery	(12.2)	(37.6)
Property taxes (with true-up to actual 2014 accruals)	(13.2)	(13.2)
Prairie Island EPU cost recovery	(5.1)	(5.0)
Health care, pension and other benefits	(1.9)	(3.1)
Other, net	(6.5)	(5.5)
Total 2014	$115.3	$58.9

2015 Rate Request (Millions of Dollars)	NSP-Minnesota	MPUC May Decision
NSP-Minnesota’s filed rate request	$98.5	$98.5
Monticello EPU cost recovery	11.7	35.4
Depreciation / Retirements	—	(0.5)
Property taxes	(3.3)	(3.3)
Production tax credits to be included in base rates	(11.1)	(11.1)
U.S. Department of Energy (DOE) settlement proceeds	10.1	10.1
Emission chemicals	(1.6)	(1.6)
Other, net	1.7	(2.3)
Total 2015 step increase - prior to Monticello Life Cycle Management (LCM)/EPU cost disallowance	$106.0	$125.2

Total for 2014 and 2015 step increase - prior to Monticello LCM/EPU cost disallowance	$221.3	$184.1
Monticello LCM/EPU cost disallowance	—	(18.0)
Total for 2014 and 2015 step increase - including Monticello LCM/EPU cost disallowance	$221.3	$166.1

(Millions of Dollars)	MPUC July Decision
2015 annual rate increase - based on MPUC May order	$166.1
Reconsideration/clarification adjustments:
2015 Monticello EPU used-and-useful adjustment	(13.8)
2014 property tax final true-up	(3.1)
Other, net	0.2
Total 2015 annual rate increase	$149.4
Impact of interim rate effective March 3, 2015	(3.6)
Estimated 2015 revenue impact	$145.8

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

In March 2015, the MPUC voted to allow for full recovery, including a return, on approximately $415 million of the total plant costs (inclusive of AFUDC), but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment over the remaining life of the plant. Further, the MPUC determined that only 50 percent of the investment was considered used-and-useful for 2014.  As a result of these determinations and assuming the other state commissions within the NSP System jurisdictions adopt the MPUC’s decisions, Xcel Energy recorded an estimated pre-tax loss of $129 million in the first quarter of 2015. The remaining book value of the Monticello project represents the present value of the estimated future cash flows allowed for by the MPUC.

2015 Transmission Cost Recovery (TCR) Rate Filing — In October 2014, NSP-Minnesota submitted its 2015 TCR filing with the MPUC, requesting recovery of $65.8 million of 2015 transmission investment costs not included in electric base rates. The request for 2015 was reduced to approximately $63.8 million, which was approved by the MPUC in May 2015, subject to future adjustments replacing forecasted amounts with actual investment costs. The MPUC also set rates so that NSP-Minnesota will recover its remaining 2015 and forecasted 2016 revenue requirements through the end of 2016. New rates were implemented in July 2015, subject to true-up.

Recently Concluded Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

South Dakota 2015 Electric Rate Case — In June 2014, NSP-Minnesota filed a request with the SDPUC to increase electric rates by $15.6 million annually, or 8.0 percent, effective Jan. 1, 2015. Interim rates of $15.6 million, subject to refund, went into effect in January 2015.

In June 2015, the SDPUC approved a settlement agreement allowing a base rate increase of approximately $6.9 million, or 3.6 percent, and providing revisions to the existing Infrastructure rider, which will recover additional net revenue of $0.9 million. Combined, the overall revenue increase in base rates and the Infrastructure rider for 2015 is approximately $7.8 million, or 4.0 percent. New rates began in July 2015. In addition, there is a moratorium on base rate increases until Jan. 1, 2018.

The settlement also includes an earnings test with a sharing mechanism. If South Dakota’s weather normalized earnings exceed a certain level, NSP-Minnesota will refund 50 percent of the excess earnings to customers.

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

In June 2014, the FERC issued an order adopting a new ROE methodology, which requires electric utilities to use a two-step discounted cash flow analysis that incorporates both short-term and long-term growth projections to estimate the cost of equity.

The FERC set the ROE complaint against the MISO TOs for settlement and hearing procedures. The FERC directed parties to apply the new ROE methodology, but denied the complaints related to equity capital structures and ROE adders. The FERC established a Nov. 12, 2013 refund effective date. The settlement procedures were unsuccessful. In January 2015, the ROE complaint was set for full hearing procedures.

The complainants and intervenors filed testimony recommending an ROE between 8.67 percent and 9.54 percent. The FERC staff recommended an ROE of 8.68 percent. The MISO TOs recommended an ROE not less than 10.8 percent. A hearing is scheduled for August 2015, with an administrative law judge (ALJ) initial decision to be issued by November 2015 and a FERC order issued no earlier than 2016.

In November 2014, certain MISO TOs filed a request for FERC approval of a 50 basis point RTO membership ROE adder, with collection deferred until resolution of the ROE complaint. In January 2015, the FERC approved the ROE adder, subject to the outcome of the ROE complaint. The total ROE, including the RTO membership adder, may not exceed the top of the discounted cash flow range under the new ROE methodology.

In February 2015, an intervenor in the November 2013 ROE complaint filed a second complaint proposing to reduce the MISO region ROE to 8.67 percent, prior to any 50 basis point RTO adder. In June 2015, the FERC set the second ROE complaint for a hearing process, establishing a Feb. 12, 2015 refund effective date.  An ALJ initial decision is expected in June 2016 with a FERC decision in late 2016 or in 2017. The FERC decision would continue the ROE refund obligation initiated under the November 2013 complaint through May 2016. On July 20, 2015, the MISO TOs sought rehearing of the FERC decision to allow back-to-back complaints involving the same issue with consecutive refund periods, arguing this ruling is contrary to the governing statute. FERC action on the rehearing request is pending.

NSP-Minnesota recorded a current liability representing the current best estimate of a refund obligation associated with the new ROE as of June 30, 2015. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $7 million and $9 million annually for the NSP System.

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

NSP-Minnesota had approximately 1,069 MW of capacity under long-term PPAs as of June 30, 2015 and Dec. 31, 2014, with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2028.

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

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
Guarantees issued and outstanding	$4.8	$4.8

Environmental Contingencies

Fargo, N.D. Manufactured Gas Plant (MGP) Site — In May 2015, in connection with a city water main replacement and street improvement project in Fargo, N.D., underground pipes, tars, and impacted soils, which may be related to a former MGP site operated by NSP-Minnesota or a prior company, were discovered. After initial reports and discussions with the City of Fargo and the North Dakota Department of Health, NSP-Minnesota removed the impacted soils and other materials from the project area. At this time, NSP-Minnesota’s investigation of the site is considered preliminary as information is still being gathered.

As of June 30, 2015, NSP-Minnesota recorded a liability of $2.1 million related to further investigation and additional planned activities. Uncertainties include the nature and cost of the additional remediation efforts that may be necessary, the ability to recover costs from insurance carriers and the potential for contributions from entities that may be identified as potentially responsible parties. Therefore, the total cost of remediation, NSP-Minnesota’s potential liability and amounts allocable to the North Dakota and Minnesota jurisdictions related to the site cannot currently be reasonably estimated. In July 2015, NSP-Minnesota filed a request with the North Dakota Public Service Commission (NDPSC) for approval to initially defer the portion of investigation and response costs allocable to the North Dakota jurisdiction.

Environmental Requirements

Water
Federal Clean Water Act (CWA) Waters of the United States Rule — In June 2015, the Environmental Protection Agency (EPA) and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule will go into effect beginning in August 2015. NSP-Minnesota does not anticipate the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows.

Air
Cross-State Air Pollution Rule (CSAPR) — CSAPR addresses long range transport of particulate matter (PM) and ozone by requiring reductions in sulfur dioxide (SO2) and nitrous oxide (NOx) from utilities in the eastern half of the United States, including Minnesota, using an emissions trading program.

In August 2012, the United States District Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated the CSAPR and remanded it back to the EPA. The D.C. Circuit stated the EPA must continue administering the Clean Air Interstate Rule pending adoption of a valid replacement. In April 2014, the U.S. Supreme Court reversed and remanded the case to the D.C. Circuit. The Supreme Court held that the EPA’s rule design did not violate the Clean Air Act (CAA) and that states had received adequate opportunity to develop their own plans. Because the D.C. Circuit overturned the CSAPR on two over-arching issues, there are many other issues the D.C. Circuit did not rule on that were considered on remand. In July 2015, the D.C. Circuit issued an opinion which found the reduction budgets exceed what is necessary for Texas to reduce its impact on downwind states that do not meet ambient air quality standards. The D.C. Circuit remanded the matter to the EPA to reconsider the emission budgets. While the EPA reconsiders emission budgets, the D.C. Circuit left CSAPR in effect.

In October 2014, the D.C. Circuit granted the EPA’s request to begin to implement CSAPR by imposing its 2012 compliance obligations starting in January 2015. While the litigation continues, the EPA is administering the CSAPR in 2015.

NSP-Minnesota can operate within its CSAPR emission allowance allocations. CSAPR compliance in 2015 is not having a material impact on the results of operations, financial position or cash flows.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. In 2014, the U.S. Supreme Court decided to review the D.C. Circuit’s decision that upheld the MATS standard. By April 2015, the MATS compliance deadline, NSP-Minnesota had met the EGU MATS rule through a combination of emission control projects and controls required by other programs preceding MATS, such as regional haze and state mercury regulations. NSP-Minnesota also retired two coal units at the Black Dog plant. On June 29, 2015, the U.S. Supreme Court found that the EPA acted unreasonably by not considering the cost to regulate mercury and other hazardous air pollutants. The D.C. Circuit, on remand, will decide whether to leave MATS in effect while the EPA considers such costs in making a new determination. NSP-Minnesota believes EGU MATS costs will be recoverable through regulatory mechanisms and does not anticipate a material impact on the results of operations, financial position or cash flows.

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

Reasonably Attributable Visibility Impairment (RAVI) — RAVI is intended to address observable impairment from a specific source such as distinct, identifiable plumes from a source’s stack to a national park. In 2009, the U.S. Department of the Interior certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from NSP-Minnesota’s Sherco Units 1 and 2. The EPA is required to determine whether there is RAVI-type impairment in these parks and identify the potential source of the impairment. If the EPA finds that Sherco Units 1 and 2 cause or contribute to RAVI in the national parks, the EPA would then evaluate whether the level of controls required by the MPCA is appropriate. The EPA has stated it plans to issue a separate notice on the issue of BART for Sherco Units 1 and 2 under the RAVI program.

In December 2012, a lawsuit against the EPA was filed in the U.S. District Court for the District of Minnesota (Minnesota District Court) by the following organizations: National Parks Conservation Association, Minnesota Center for Environmental Advocacy, Friends of the Boundary Waters Wilderness, Voyageurs National Park Association, Fresh Energy and Sierra Club. The lawsuit alleges the EPA has failed to perform a nondiscretionary duty to determine BART for Sherco Units 1 and 2 under the RAVI program. The EPA filed an answer denying the allegations. The District Court denied NSP-Minnesota’s motion to intervene in July 2013. NSP-Minnesota appealed this decision to the Eighth Circuit, which on July 23, 2014, reversed the District Court and found that NSP-Minnesota has standing and a right to intervene.

In May 2015, NSP-Minnesota, the EPA and the six environmental advocacy organizations filed a settlement agreement in the Minnesota District Court.  The agreement anticipates a federal rulemaking that would impose stricter SO2 emission limits on Sherco Units 1, 2 and 3, without making a RAVI attribution finding or a RAVI BART determination.  The emission limits for Units 1 and 2 reflect the success of a recently completed control project. The Unit 3 emission limits will be met through changes in the operation of the existing scrubber.  The Minnesota District Court issued an order staying the litigation for the time needed to complete the actions required by the settlement agreement.  The plaintiffs agreed to withdraw their complaint with prejudice when those actions are completed.  Plaintiffs also agreed not to request a RAVI certification for Sherco Units 1, 2 and/or 3 in the future.

As required by the CAA, the EPA published notice of the proposed settlement in the Federal Register. The EPA reviewed the public comments in July 2015 and notified the Minnesota District Court that the settlement agreement is final. The EPA has seven months to recommend and adopt a rule which will set the agreed-upon SO2 emissions. NSP-Minnesota does not anticipate the costs of compliance with the proposed settlement will have a material impact on the results of operations, financial position or cash flows.

Implementation of the National Ambient Air Quality Standard (NAAQS) for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. In 2013, the EPA designated areas as not attaining the revised NAAQS, which did not include any areas where NSP-Minnesota operates power plants.  However, many other areas of the country were unable to be classified by the EPA due to a lack of air monitors.

Following a lawsuit alleging that the EPA had not completed its area designations in the time required by the CAA and under a consent decree the EPA is requiring states to evaluate areas in three phases. If an area is designated nonattainment, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan for the respective areas which would be due in 18 months, designed to achieve the NAAQS within five years. It is anticipated the areas near NSP-Minnesota’s power plants would be evaluated by December 2017. NSP-Minnesota cannot evaluate the impacts of this ruling until the designation of nonattainment areas is made and any required state plans are developed.

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

Nuclear Power Operations and Waste Disposal

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the DOE’s failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contracts between the United States and NSP-Minnesota. NSP-Minnesota sought contract damages in this lawsuit through Dec. 31, 2004. In September 2007, the Court awarded NSP-Minnesota $116.5 million in damages. In August 2007, NSP-Minnesota filed a second complaint; this lawsuit claimed damages for the period Jan. 1, 2005 through Dec. 31, 2008.

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013, estimated to be an additional $100 million. In January 2014, the United States proposed, and NSP-Minnesota accepted, an extension to the settlement agreement which will allow NSP-Minnesota to recover spent fuel storage costs through 2016. The extension does not address costs for spent fuel storage after 2016; such costs could be the subject of future litigation. In December 2014, NSP-Minnesota received a settlement payment of $32.8 million. NSP-Minnesota has received a total of $214.7 million of settlement proceeds as of June 30, 2015. On May 15, 2015, NSP-Minnesota submitted a claim for an additional $13.4 million. Amounts received from the installments, except for approved reductions such as legal costs, will be subsequently returned to customers through a reduction of future rate increases or credited through another regulatory mechanism.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	6	12
Maximum amount outstanding	50	150
Weighted average interest rate, computed on a daily basis	0.54%	0.21%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$500	$500
Amount outstanding at period end	117	142
Average amount outstanding	95	111
Maximum amount outstanding	208	397
Weighted average interest rate, computed on a daily basis	0.41%	0.26%
Weighted average interest rate at period end	0.42	0.53

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2015 and Dec. 31, 2014, there were $26.5 million and $24.1 million of letters of credit outstanding, respectively under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2015, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$144	$356

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2015 and Dec. 31, 2014.

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments purchased from MISO, PJM Interconnection, LLC, Electric Reliability Council of Texas, Southwest Power Pool, Inc. and New York Independent System Operator, generally referred to as financial transmission rights (FTR). FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. NSP-Minnesota’s valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

Unrealized gains for the nuclear decommissioning fund were $335.3 million and $312.1 million at June 30, 2015 and Dec. 31, 2014, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $31.4 million and $74.1 million at June 30, 2015 and Dec. 31, 2014, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at June 30, 2015 and Dec. 31, 2014:

	June 30, 2015
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$12,446	$12,446	$—	$—	$12,446
Commingled funds	451,398	—	499,782	—	499,782
International equity funds	123,123	—	121,502	—	121,502
Private equity investments	95,067	—	—	133,993	133,993
Real estate	49,369	—	—	70,834	70,834
Debt securities:
Government securities	24,408	—	22,183	—	22,183
U.S. corporate bonds	69,194	—	66,096	—	66,096
International corporate bonds	16,506	—	16,294	—	16,294
Municipal bonds	209,103	—	210,898	—	210,898
Asset-backed securities	2,831	—	2,851	—	2,851
Mortgage-backed securities	12,039	—	12,219	—	12,219
Equity securities:
Common stock	382,755	583,031	—	—	583,031
Total	$1,448,239	$595,477	$951,825	$204,827	$1,752,129

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $32.5 million of miscellaneous investments.

	Dec. 31, 2014
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24,184	$24,184	$—	$—	$24,184
Commingled funds	470,013	—	465,615	—	465,615
International equity funds	80,454	—	78,721	—	78,721
Private equity investments	73,936	—	—	101,237	101,237
Real estate	43,859	—	—	64,249	64,249
Debt securities:
Government securities	30,674	—	28,808	—	28,808
U.S. corporate bonds	81,463	—	77,562	—	77,562
International corporate bonds	16,950	—	16,341	—	16,341
Municipal bonds	242,282	—	249,201	—	249,201
Asset-backed securities	9,131	—	9,250	—	9,250
Mortgage-backed securities	23,225	—	23,895	—	23,895
Equity securities:
Common stock	369,751	564,858	—	—	564,858
Total	$1,465,922	$589,042	$949,393	$165,486	$1,703,921

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $31.4 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three and six months ended June 30, 2015 and 2014:

(Thousands of Dollars)	April 1, 2015	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	June 30, 2015
Private equity investments	$113,619	$8,749	$—	$11,625	$133,993
Real estate	67,774	4,271	(1,241)	30	70,834
Total	$181,393	$13,020	$(1,241)	$11,655	$204,827

(Thousands of Dollars)	April 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	June 30, 2014
Private equity investments	$73,801	$2,184	$—	$5,138	$81,123
Real estate	62,954	197	—	2,507	65,658
Total	$136,755	$2,381	$—	$7,645	$146,781

(Thousands of Dollars)	Jan. 1, 2015	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	June 30, 2015
Private equity investments	$101,237	$21,131	$—	$11,625	$133,993
Real estate	64,249	8,132	(2,622)	1,075	70,834
Total	$165,486	$29,263	$(2,622)	$12,700	$204,827

(Thousands of Dollars)	Jan. 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	June 30, 2014
Private equity investments	$62,696	$10,953	$—	$7,474	$81,123
Real estate	57,368	3,856	—	4,434	65,658
Total	$120,064	$14,809	$—	$11,908	$146,781

(a)	Gains are deferred as a component of the regulatory assets for nuclear decommissioning.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at June 30, 2015:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$22,183	$22,183
U.S. corporate bonds	—	14,684	54,005	(2,593)	66,096
International corporate bonds	—	3,951	11,325	1,018	16,294
Municipal bonds	361	32,427	41,313	136,797	210,898
Asset-backed securities	—	—	2,851	—	2,851
Mortgage-backed securities	—	—	—	12,219	12,219
Debt securities	$361	$51,062	$109,494	$169,624	$330,541

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

At June 30, 2015, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

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

At June 30, 2015, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2015 and 2014.

At June 30, 2015, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at June 30, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)(b)	June 30, 2015	Dec. 31, 2014
Megawatt hours of electricity	83,839	49,431
Million British thermal units of natural gas	942	173
Gallons of vehicle fuel	116	155

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2015 and 2014 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended June 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$346	(a)	$—		$—
Vehicle fuel and other commodity	15	—	16	(b)	—		—
Total	$15	$—	$362		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$4,210	(c)
Electric commodity	—	(3,517)	—		(6,327)	(d)	—
Natural gas commodity	—	56	—		—		—
Total	$—	$(3,461)	$—		$(6,327)		$4,210

	Six Months Ended June 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$686	(a)	$—		$—
Vehicle fuel and other commodity	5	—	30	(b)	—		—
Total	$5	$—	$716		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$7,902	(c)
Electric commodity	—	(12,223)	—		(11,520)	(d)	—
Natural gas commodity	—	18	—		(2,751)	(e)	3,008	(e)
Total	$—	$(12,205)	$—		$(14,271)		$10,910

	Three Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$346	(a)	$—		$—
Vehicle fuel and other commodity	17	—	(8)	(b)	—		—
Total	$17	$—	$338		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$5,175	(c)
Electric commodity	—	(16,347)	—		(6,461)	(d)	—
Natural gas commodity	—	(493)	—		—		—
Other commodity	—	—	—		—		643	(c)
Total	$—	$(16,840)	$—		$(6,461)		$5,818

	Six Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$688	(a)	$—		$—
Vehicle fuel and other commodity	10	—	(24)	(b)	—		—
Total	$10	$—	$664		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,922	(c)
Electric commodity	—	(11,448)	—		(24,387)	(d)	—
Natural gas commodity	—	7,408	—		(9,306)	(e)	(580)	(e)
Other commodity	—	—	—		—		643	(c)
Total	$—	$(4,040)	$—		$(33,693)		$2,985

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At June 30, 2015, five of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $24.3 million or 31 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. The remaining five significant counterparties, comprising $14.7 million or 19 percent of this credit exposure, were not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. At June 30, 2015 and Dec. 31, 2014, there were no derivative instruments in a liability position that would have required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2015 and Dec. 31, 2014.

Recurring Fair Value Measurements — The following tables present for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at June 30, 2015:

	June 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$11,592	$7,927	$19,519	$(6,848)	$12,671
Electric commodity	—	—	29,822	29,822	(531)	29,291
Natural gas commodity	—	56	—	56	—	56
Total current derivative assets	$—	$11,648	$37,749	$49,397	$(7,379)	42,018
PPAs (a)						480
Current derivative instruments						$42,498
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$23,771	$—	$23,771	$(5,504)	$18,267
Total noncurrent derivative assets	$—	$23,771	$—	$23,771	$(5,504)	18,267
PPAs (a)						1,502
Noncurrent derivative instruments						$19,769

	June 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$58	$—	$58	$—	$58
Other derivative instruments:
Commodity trading	—	8,337	1,855	10,192	(7,097)	3,095
Electric commodity	—	—	531	531	(531)	—
Total current derivative liabilities	$—	$8,395	$2,386	$10,781	$(7,628)	3,153
PPAs (a)						14,114
Current derivative instruments						$17,267
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$27	$—	$27	$—	$27
Other derivative instruments:
Commodity trading	—	13,853	—	13,853	(11,731)	2,122
Total noncurrent derivative liabilities	$—	$13,880	$—	$13,880	$(11,731)	2,149
PPAs (a)						125,053
Noncurrent derivative instruments						$127,202

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2015. At June 30, 2015, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $6.5 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30
(Thousands of Dollars)	2015	2014
Balance at April 1	$10,972	$18,426
Purchases	40,162	81,689
Settlements	(7,294)	(20,056)
Net transactions recorded during the period:
Gains recognized in earnings (a)	1,220	6,438
Losses recognized as regulatory assets and liabilities	(9,697)	(15,045)
Balance at June 30	$35,363	$71,452

	Six Months Ended June 30
(Thousands of Dollars)	2015	2014
Balance at Jan. 1	$40,271	$31,727
Purchases	41,025	81,689
Settlements	(18,845)	(72,764)
Net transactions recorded during the period:
Gains recognized in earnings (a)	1,280	7,437
(Losses) gains recognized as regulatory assets and liabilities	(28,368)	23,363
Balance at June 30	$35,363	$71,452

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2015 and 2014.

Fair Value of Long-Term Debt

As of June 30, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,189,083	$4,568,614	$4,188,682	$4,803,735

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2015 and Dec. 31, 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2015	2014	2015	2014
Interest income	$92	$1,045	$3,424	$3,754
Other nonoperating income	60	38	92	406
Insurance policy expense	(428)	(1,554)	(1,831)	(2,627)
Other (expense) income, net	$(276)	$(471)	$1,685	$1,533

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2015
Operating revenues (a)(b)	$999,872	$75,239	$6,863	$—	$1,081,974
Intersegment revenues	253	106	—	(359)	—
Total revenues	$1,000,125	$75,345	$6,863	$(359)	$1,081,974
Net income (loss)	$90,697	$(16,422)	$(94)	$—	$74,181

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2014
Operating revenues (a)(b)	$1,000,857	$116,381	$7,521	$—	$1,124,759
Intersegment revenues	252	220	—	(472)	—
Total revenues	$1,001,109	$116,601	$7,521	$(472)	$1,124,759
Net income	$70,811	$41	$4,414	$—	$75,266

(a)	Operating revenues include $118 million and $117 million of affiliate electric revenue for the three months ended June 30, 2015 and 2014, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended June 30, 2015 and 2014, respectively.

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2015
Operating revenues (a)(b)	$2,006,026		$354,706	$13,724	$—	$2,374,456
Intersegment revenues	386		516	—	(902)	—
Total revenues	$2,006,412		$355,222	$13,724	$(902)	$2,374,456
Net income (loss)	$61,098	(c)	$23,850	$(3,843)	$—	$81,105

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2014
Operating revenues (a)(b)	$2,069,197	$465,913	$13,975	$—	$2,549,085
Intersegment revenues	416	496	—	(912)	—
Total revenues	$2,069,613	$466,409	$13,975	$(912)	$2,549,085
Net income	$149,066	$27,100	$7,464	$—	$183,630

(a)	Operating revenues include $243 million and $238 million of affiliate electric revenue for the six months ended June 30, 2015 and 2014, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the six months ended June 30, 2015 and 2014, respectively.

(c)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,889	$7,425	$40	$46
Interest cost	10,803	11,827	953	1,249
Expected return on plan assets	(15,707)	(15,730)	(30)	(76)
Amortization of prior service cost (credit)	234	234	(759)	(759)
Amortization of net loss	11,548	11,196	523	854
Net periodic benefit cost	14,767	14,952	727	1,314
Costs not recognized due to the effects of regulation	(7,843)	(7,312)	—	—
Net benefit cost recognized for financial reporting	$6,924	$7,640	$727	$1,314

	Six Months Ended June 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$15,778	$14,850	$80	$93
Interest cost	21,607	23,654	1,907	2,497
Expected return on plan assets	(31,415)	(31,460)	(60)	(151)
Amortization of prior service cost (credit)	468	468	(1,518)	(1,518)
Amortization of net loss	23,096	22,392	1,046	1,708
Net periodic benefit cost	29,534	29,904	1,455	2,629
Costs not recognized due to the effects of regulation	(15,685)	(15,071)	—	—
Net benefit cost recognized for financial reporting	$13,849	$14,833	$1,455	$2,629

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans, of which $32.7 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2015.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at April 1	$(19,707)	$106	$(1,016)	$(20,617)
Other comprehensive (loss) income before reclassifications	9	1	—	10
Losses (gains) reclassified from net accumulated other comprehensive loss	214	—	(6)	208
Net current period other comprehensive income (loss)	223	1	(6)	218
Accumulated other comprehensive (loss) income at June 30	$(19,484)	$107	$(1,022)	$(20,399)

	Three Months Ended June 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(20,420)	$110	$(1,188)	$(21,498)
Other comprehensive loss before reclassifications	10	—	—	10
Losses reclassified from net accumulated other comprehensive loss	200	—	6	206
Net current period other comprehensive income	210	—	6	216
Accumulated other comprehensive loss at June 30	$(20,210)	$110	$(1,182)	$(21,282)

	Six Months Ended June 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,909)	$105	$(1,010)	$(20,814)
Other comprehensive (loss) income before reclassifications	2	2	—	4
Losses (gains) reclassified from net accumulated other comprehensive loss	423	—	(12)	411
Net current period other comprehensive income	425	2	(12)	415
Accumulated other comprehensive (loss) income at June 30	$(19,484)	$107	$(1,022)	$(20,399)

	Six Months Ended June 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(20,609)	$73	$(1,193)	$(21,729)
Other comprehensive (loss) income before reclassifications	6	37	—	43
Losses reclassified from net accumulated other comprehensive loss	393	—	11	404
Net current period other comprehensive income	399	37	11	447
Accumulated other comprehensive (loss) income at June 30	$(20,210)	$110	$(1,182)	$(21,282)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$346	(a)	$346	(a)
Vehicle fuel derivatives	16	(b)	(8)	(b)
Total, pre-tax	362		338
Tax benefit	(148)		(138)
Total, net of tax	214		200
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	40	(c)	58	(c)
Prior service credit	(48)	(c)	(48)	(c)
Total, pre-tax	(8)		10
Tax expense (benefit)	2		(4)
Total, net of tax	(6)		6
Total amounts reclassified, net of tax	$208		$206

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$686	(a)	$688	(a)
Vehicle fuel derivatives	30	(b)	(24)	(b)
Total, pre-tax	716		664
Tax benefit	(293)		(271)
Total, net of tax	423		393
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	77	(c)	116	(c)
Prior service credit	(99)	(c)	(97)	(c)
Total, pre-tax	(22)		19
Tax expense (benefit)	10		(8)
Total, net of tax	(12)		11
Total amounts reclassified, net of tax	$411		$404

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Financial Review

The following discussion and analysis by management focuses on those factors that had a material effect on NSP-Minnesota’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and the related notes to consolidated financial statements. Due to the seasonality of NSP-Minnesota’s operating results, quarterly financial results are not an appropriate base from which to project annual results.

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions by regulatory bodies impacting our nuclear operations, including those affecting costs, operations or the approval of requests pending before the NRC; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including Risk Factors in Item 1A and Exhibit 99.01 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Results of Operations

NSP-Minnesota’s net income was approximately $81.1 million for the six months ended June 30, 2015, compared with approximately $183.6 million for the same period in 2014. The impact of the Monticello LCM/EPU project loss, increases in depreciation, O&M expenses, property taxes and interest charges, as well as unfavorable weather and weather normalized sales-decline were partially offset by higher revenue attributable to electric rate cases in Minnesota, North Dakota and South Dakota.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2015	2014
Electric revenues	$2,006	$2,069
Electric fuel and purchased power	(783)	(853)
Electric margin	$1,223	$1,216

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Fuel and purchased power recovery	$(51)
Conservation program revenue (offset by expenses)	(28)
Trading	(24)
Estimated impact of weather	(22)
Retail rate increases (a)	41
Non-fuel riders (b)	14
Other, net	7
Total decrease in electric revenues	$(63)

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Retail rate increases (a)	$41
Non-fuel riders (b)	14
Interchange revenues from NSP-Wisconsin	8
Conservation program revenue (offset by expenses)	(28)
Estimated impact of weather	(22)
Other, net	(6)
Total increase in electric margin	$7

(a)	The retail rate increases are due to rate proceedings in Minnesota, South Dakota and North Dakota. See Note 5 to the consolidated financial statements.

(b)	Increase relates to the TCR rider in Minnesota.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2015	2014
Natural gas revenues	$355	$466
Cost of natural gas sold and transported	(239)	(337)
Natural gas margin	$116	$129

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(97)
Estimated impact of weather	(11)
Conservation program revenue (offset by expenses)	(7)
Infrastructure rider	6
Other, net	(2)
Total decrease in natural gas revenues	$(111)

Natural Gas Margin

(Millions of Dollars)	2015 vs. 2014
Estimated impact of weather	$(11)
Conservation program revenue (offset by expenses)	(7)
Infrastructure rider	6
Other, net	(1)
Total decrease in natural gas margin	$(13)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $19.5 million, or 3.2 percent, for the six months ended June 30, 2015. The increase in O&M expenses is primarily due to the timing of planned maintenance and overhauls at our generation facilities, as summarized in the table below:

(Millions of Dollars)	2015 vs. 2014
Plant generation costs	$11
Employee benefits	4
Nuclear plant operations	3
Other, net	1
Total increase in O&M expenses	$19

Conservation Program Expenses — Conservation program expenses decreased $34.8 million for the six months ended June 30, 2015. The decrease was primarily attributable to lower electric and gas recovery rates. Lower conservation program expenses are generally offset by lower revenues.

Depreciation and Amortization — Depreciation and amortization expense increased $33.2 million, or 16.5 percent, for the six months ended June 30, 2015. The increase was primarily attributed to lower amortization of the excess depreciation reserve in Minnesota and normal system expansion, partially offset by Minnesota’s amortization of the DOE Settlement.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $5.1 million, or 4.4 percent, for the six months ended June 30, 2015. The increase was due to higher property taxes primarily in Minnesota.

AFUDC, Equity and Debt — AFUDC increased $0.9 million, or 5.6 percent, for the six months ended June 30, 2015. The increase is primarily due to the expansion of transmission facilities.

Interest Charges — Interest charges increased $4.3 million, or 4.5 percent, for the six months ended June 30, 2015. The increase was primarily due to higher long-term debt levels, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $54.4 million for the six months ended June 30, 2015. The decrease in income tax expense was primarily due to lower pre-tax earnings in 2015. This was partially offset by the successful resolution of a 2010-2011 audit issue in 2014. The ETR was 34.3 percent for the six months ended June 30, 2015, compared with 34.5 percent for the same period in 2014. The lower ETR in 2015 is primarily due a lower forecasted annual ETR. The lower forecasted annual ETR in 2015 is primarily due to increased wind production tax credits. This was partially offset by the successful resolution of a 2010-2011 audit issue in 2014.

Public Utility Regulation and Legislation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of NSP-Minnesota's Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Public Utility Regulation included in Item 2. of NSP-Minnesota's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Courtenay Wind Farm — NSP-Minnesota plans to move forward with construction and ownership of the Courtenay wind farm, a 200 MW project in North Dakota, pending regulatory approval. In May 2015, NSP-Minnesota filed for expedited regulatory approval in Minnesota and North Dakota. The total construction cost of the project is estimated to be approximately $300 million. On July 30, 2015, the MPUC approved the Courtenay wind purchase with recovery up to $300 million. NDPSC approval of the project is anticipated in August 2015.

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Resource Plan with the MPUC, proposing to achieve a 40 percent reduction in carbon emissions by 2030 from 2005 levels through the significant addition of renewables, continued commitment to specific critical infrastructure protection annual achievements and the continued operation of its existing cost-effective thermal generation. In March 2015, NSP-Minnesota supplemented the plan to reflect (1) the resource additions that resulted from its Competitive Acquisition Plan (CAP) to meet an identified resource need in the 2018-2020 timeframe, (2) significantly higher than expected response to its Community Solar Gardens program, and (3) additional early Sherco 1 and 2 retirement scenarios. The updated resource plan continues to position NSP-Minnesota to be responsive to future environmental requirements and market trends, builds on the significant investments already made in the NSP System and acknowledges the divergence in state energy policies within the NSP System. Key points of the resource plan include:

•	Adding 600 MW of non-production tax credit wind by 2020 and an additional 1,200 MW by 2027, bringing total wind power on the NSP System to over 3,600 MW;

•
Adding 187 MW of large-scale solar energy by year-end 2016 and an additional 1,700 MW of large-scale solar and 500 MW of customer-driven small-scale solar; bringing total solar power on the NSP System to approximately 2,400 MW;

•	Operating the Monticello and PI nuclear plants through their current licenses; and

•	Continuing to run Sherco Units 1 and 2 with gradually decreasing reliance through 2030.

NSP-Minnesota continues to execute on several aspects of the additional CAP resources approved by the MPUC in February 2015, including:

•	Executed an agreement for 100 MW of distributed solar with Geronimo Energy LLC;

•	Executed an agreement with Calpine Corporation for a 345 MW expansion at its Mankato Energy Center; and

•	Initiated pre-construction tasks needed to construct a 215 MW Black Dog Unit 6 combustion turbine at the existing generation site.

Since the filing of the resource plan, NSP-Minnesota has completed several stakeholder workshops that provided information on the Plan and March supplement as well as other key topics of interest to stakeholders. This effort is intended to both focus and reduce formal information requests regarding the resource plan. In July, the Department of Commerce (DOC) filed comments on the Plan recommending that one of the Sherco units be retired in 2025, or alternatively, as early as 2020. A coalition of environmental intervenors filed comments recommending that Sherco Unit 1 close in 2021 and Unit 2 close in 2024. The current schedule calls for NSP-Minnesota to file reply comments on Sept. 2, 2015.

CapX2020 — The estimated cost of the five major CapX2020 transmission projects listed below is $2 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.1 billion of the total investment.  As of June 30, 2015, Xcel Energy has invested $942.8 million of its $1.1 billion share of the five CapX2020 transmission projects. The projects are as follows:

•
Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 161/345 Kilovolt (KV) transmission line — The project is expected to go into service in the fall of 2016, although segments are being placed in service as they are completed.

•	Monticello, Minn. to Fargo, N.D. 345 KV transmission line — In April 2015, the final portion of the project was placed in service.

•	Brookings County, S.D. to Hampton, Minn. 345 KV transmission line — The project was placed in service in March 2015.

•	Bemidji, Minn. to Grand Rapids, Minn. 230 KV transmission line — The 70-mile Bemidji, Minn. to Grand Rapids, Minn. line was placed in service in September 2012.

•	Big Stone South to Brookings County, S.D. 345 KV transmission line — Construction is anticipated to begin in late 2015, with completion in 2017.

Minnesota Solar — Minnesota legislation requires 1.5 percent of a public utility’s total electric retail sales to retail customers be generated using solar energy by 2020.  Of the 1.5 percent, 10 percent must come from systems sized 20 kilowatts or less.  NSP-Minnesota anticipates it will meet its compliance requirements through large and small scale solar additions.  NSP-Minnesota plans to add 287 MW of large-scale solar to its system by the end of 2016.  NSP-Minnesota also offers small solar programs: a solar production incentive program for rooftop solar, called Solar*Rewards, and a community solar garden program that provides bill credits to participating subscribers, called Solar*Rewards Community. Additionally, the DOC offers the Made in Minnesota incentive program for small solar using products made in-state, which generates renewable energy credits for utilities including NSP-Minnesota.

During 2015, NSP-Minnesota sought policy guidance from the MPUC regarding the price and size of Solar*Rewards Community projects. The program was intended for projects one MW or less. Many proposals, however, were sized between 10 and 50 MW. In June 2015, the MPUC reviewed the Solar*Rewards Community program and voted to limit the size of solar installations eligible to participate in the program, more closely aligning the program with its original intent. The MPUC decision limits projects to five MW or less through Sept. 25, 2015. Subsequently, projects must be one MW or less.

Minnesota Legislation — In June 2015, the Minnesota governor signed the Jobs and Energy bill into law. Several approved mechanisms may provide additional options and opportunities in future rate cases, including the duration of future multi-year plans and more certainty regarding recovery of costs and the impact to customers. This bill provides:

•	Increased flexibility for utilities to submit a multi-year plan (MYP) of up to five years;

•	The potential for full capital recovery for all proposed years;

•	O&M cost recovery based on an index;

•	Distribution costs that facilitate grid modernization are eligible for rider recovery;

•	Natural gas extension costs for unserved areas can be socialized and are eligible for rider recovery;

•	Recovery of plant closure costs, should the MPUC order early plant closure; and

•	Allows implementation of interim rates for the first and second years of the MYP.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 14 of Xcel Energy Inc.’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 for further discussion regarding the nuclear generating plants.

Nuclear Regulatory Performance — The NRC has a Reactor Oversight Process that classifies U.S. nuclear reactors into various categories (referred to as Columns, from 1 to 5).  Such issues are evaluated as either green, white, yellow, or red based on their safety significance, with green representing the least safety concern and red representing the most concern.

At Dec. 31, 2014, PI Units 1 and 2 were in Column 1 (licensee response) with all green performance indicators and no greater than green findings or violations. Monticello was in Column 3 (degraded cornerstone) with all green performance indicators, a yellow finding related to flood control and a potentially greater than green finding related to plant security.  The NRC informed Xcel Energy in February 2015 that the final determination on the security finding was greater than green. In March 2015, Monticello was upgraded from Column 3 (degraded cornerstone) to Column 2 (regulatory response), based on the results of an NRC inspection in late 2014 to close out the flood control finding. Monticello will remain in Column 2 until the NRC performs an inspection and confirms that the white security finding can be closed. Upon closure of the white security finding, Monticello will be eligible to be upgraded to Column 1. Plants in Column 1 are subject to only a pre-defined set of basic NRC inspections. The NRC conducted an inspection on the security finding in late July 2015, the results of which are pending.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any of the ROE complaint proceedings until 2016. See Note 5 to the consolidated financial statements for discussion of the MISO ROE complaints.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2015, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

Aug. 3, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)