Form 10-Q
period 2015-09-30
NORTHERN STATES POWER CO
filed 2015-10-30
CIK 1123852

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 30, 2015
Common Stock, $0.01 par value	1,000,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Operating revenues
Electric, non-affiliates	$1,072,207	$1,004,863	$2,835,528	$2,835,737
Electric, affiliates	116,136	116,192	358,841	354,515
Natural gas	53,354	62,339	408,060	528,252
Other	7,143	6,819	20,867	20,794
Total operating revenues	1,248,840	1,190,213	3,623,296	3,739,298

Operating expenses
Electric fuel and purchased power	433,993	411,621	1,217,192	1,264,834
Cost of natural gas sold and transported	16,742	31,416	255,350	368,724
Cost of sales — other	4,563	4,435	13,357	12,736
Operating and maintenance expenses	290,865	296,707	916,427	902,808
Conservation program expenses	17,573	32,589	49,662	99,497
Depreciation and amortization	119,630	102,841	353,950	303,932
Taxes (other than income taxes)	54,784	57,859	177,103	175,034
Loss on Monticello life cycle management/extended power uprate project	—	—	124,226	—
Total operating expenses	938,150	937,468	3,107,267	3,127,565

Operating income	310,690	252,745	516,029	611,733

Other (expense) income, net	(296)	(484)	1,389	1,049
Allowance for funds used during construction — equity	7,456	6,296	19,070	17,555

Interest charges and financing costs
Interest charges — includes other financing costs of $1,706, $1,651, $4,953 and $4,863, respectively	53,152	51,183	154,008	147,724
Allowance for funds used during construction — debt	(3,428)	(2,808)	(9,182)	(7,993)
Total interest charges and financing costs	49,724	48,375	144,826	139,731

Income before income taxes	268,126	210,182	391,662	490,606
Income taxes	92,577	75,713	135,008	172,507
Net income	$175,549	$134,469	$256,654	$318,099

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Net income	$175,549	$134,469	$256,654	$318,099

Other comprehensive income

Pension and retiree medical benefits:
Amortization of (gains) losses included in net periodic benefit cost, net of tax of $(4), $5, $(11) and $13, respectively	(7)	5	(19)	16

Derivative instruments:
Net fair value decrease, net of tax of $(16), $(17), $(13), and $(13), respectively	(23)	(25)	(20)	(19)
Reclassification of losses to net income, net of tax of $157, $154, $449 and $425, respectively	215	187	637	580
	192	162	617	561
Marketable securities:
Net fair value (decrease) increase, net of tax of $(1), $1, $0, and $27, respectively	(2)	2	—	39

Other comprehensive income	183	169	598	616
Comprehensive income	$175,732	$134,638	$257,252	$318,715

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2015	2014
Operating activities
Net income	$256,654	$318,099
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	358,210	308,058
Nuclear fuel amortization	82,627	92,278
Deferred income taxes	150,686	141,331
Amortization of investment tax credits	(1,299)	(1,368)
Allowance for equity funds used during construction	(19,070)	(17,555)
Loss on Monticello life cycle management/extended power uprate project	124,226	—
Net realized and unrealized hedging and derivative transactions	12,981	3,667
Changes in operating assets and liabilities:
Accounts receivable	37,538	(50,666)
Accrued unbilled revenues	58,740	62,776
Inventories	(55,075)	(19,841)
Other current assets	44,458	(10,669)
Accounts payable	(37,645)	(73,307)
Net regulatory assets and liabilities	18,491	95,605
Other current liabilities	71,837	51,371
Pension and other employee benefit obligations	(28,789)	(46,727)
Change in other noncurrent assets	(157)	34,138
Change in other noncurrent liabilities	(20,965)	(16,190)
Net cash provided by operating activities	1,053,448	871,000

Investing activities
Utility capital/construction expenditures	(907,315)	(864,501)
Allowance for equity funds used during construction	19,070	17,555
Proceeds from insurance recoveries	27,237	6,000
Purchases of investments in external decommissioning fund	(773,260)	(499,493)
Proceeds from the sale of investments in external decommissioning fund	753,924	494,554
Investments in utility money pool arrangement	(187,900)	(397,000)
Repayments from utility money pool arrangement	169,900	389,000
Other, net	(501)	(893)
Net cash used in investing activities	(898,845)	(854,778)

Financing activities
Repayments of short-term borrowings, net	(142,000)	(131,000)
Borrowings under utility money pool arrangement	213,500	333,000
Repayments under utility money pool arrangement	(213,500)	(367,000)
Proceeds from issuance of long-term debt	588,003	295,356
Repayments of long-term debt	(250,013)	—
Capital contributions from parent	125,957	95,028
Dividends paid to parent	(198,759)	(192,241)
Net cash (used in) provided by financing activities	123,188	33,143

Net change in cash and cash equivalents	277,791	49,365
Cash and cash equivalents at beginning of period	40,597	42,920
Cash and cash equivalents at end of period	$318,388	$92,285

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(155,931)	$(151,002)
Cash received (paid) for income taxes, net	53,021	(16,087)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$101,075	$206,549

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$318,388	$40,597
Accounts receivable, net	335,214	367,696
Accounts receivable from affiliates	18,989	24,067
Investments in utility money pool arrangement	18,000	—
Accrued unbilled revenues	192,847	251,587
Inventories	345,483	290,287
Regulatory assets	193,868	235,487
Derivative instruments	30,872	60,164
Deferred income taxes	108,245	76,016
Prepayments and other	72,678	142,443
Total current assets	1,634,584	1,488,344

Property, plant and equipment, net	11,961,454	11,661,620

Other assets
Nuclear decommissioning fund and other investments	1,713,046	1,735,316
Regulatory assets	1,143,417	1,051,834
Derivative instruments	23,608	15,434
Other	39,334	34,768
Total other assets	2,919,405	2,837,352
Total assets	$16,515,443	$15,987,316

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$11	$250,013
Short-term debt	—	142,000
Accounts payable	354,211	470,507
Accounts payable to affiliates	47,856	50,545
Regulatory liabilities	86,261	171,608
Taxes accrued	211,789	198,509
Accrued interest	46,524	61,339
Dividends payable to parent	60,382	77,802
Derivative instruments	17,230	12,294
Other	294,267	217,215
Total current liabilities	1,118,531	1,651,832

Deferred credits and other liabilities
Deferred income taxes	2,607,472	2,429,143
Deferred investment tax credits	26,268	27,567
Regulatory liabilities	483,829	451,783
Asset retirement obligations	2,274,857	2,186,174
Derivative instruments	131,302	135,036
Pension and employee benefit obligations	311,811	340,774
Other	126,148	123,165
Total deferred credits and other liabilities	5,961,687	5,693,642

Commitments and contingencies
Capitalization
Long-term debt	4,533,857	3,938,669
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2015 and Dec. 31, 2014, respectively	10	10
Additional paid in capital	3,083,936	2,961,654
Retained earnings	1,837,638	1,762,323
Accumulated other comprehensive loss	(20,216)	(20,814)
Total common stockholder’s equity	4,901,368	4,703,173
Total liabilities and equity	$16,515,443	$15,987,316
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2015 and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2015 and 2014; and its cash flows for the nine months ended Sept. 30, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2015 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 20, 2015. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15. 2015, and early adoption is permitted. NSP-Minnesota does not expect the implementation of ASU 2015-02 to have a material impact on its consolidated financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which removes the requirement to categorize within the fair value hierarchy the fair values for investments measured using a net asset value methodology. This guidance will be effective on a retrospective basis for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, NSP-Minnesota does not expect the implementation of ASU 2015-07 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$355,295	$390,633
Less allowance for bad debts	(20,081)	(22,937)
	$335,214	$367,696

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$200,309	$157,376
Fuel	101,933	77,139
Natural gas	43,241	55,772
	$345,483	$290,287

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$15,321,574	$14,831,286
Natural gas plant	1,211,779	1,177,021
Common and other property	577,636	568,287
Construction work in progress	741,982	706,979
Total property, plant and equipment	17,852,971	17,283,573
Less accumulated depreciation	(6,266,646)	(6,012,145)
Nuclear fuel	2,414,986	2,347,422
Less accumulated amortization	(2,039,857)	(1,957,230)
	$11,961,454	$11,661,620

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Sept. 30, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $13 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. As of Sept. 30, 2015, the IRS had begun the appeals process; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy's 2009-2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Sept. 30, 2015, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$12.1	$12.2
Unrecognized tax benefit — Temporary tax positions	23.0	18.2
Total unrecognized tax benefit	$35.1	$30.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(14.1)	$(10.8)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process and audit progress and state audits resume. As the IRS appeals process moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $4 million.

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

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Note 5 to the consolidated financial statements included in NSP-Minnesota’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

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

In May 2015, the MPUC ordered a 2014 rate increase and a 2015 step increase. The total increase was estimated to be $166.1 million, or 5.9 percent, consisting of $58.9 million and $125.2 million in 2014 and 2015, respectively, and an $18.0 million adjustment related to disallowance of certain Monticello Life Cycle Management (LCM)/Extended Power Uprate (EPU) costs. The MPUC also approved a three-year, decoupling pilot with a 3 percent cap on base revenue for the residential and small commercial and industrial classes, based on actual sales, effective Jan. 1, 2016. The decoupling mechanism would eliminate the impact of changes in electric sales due to conservation and weather variability for these classes.

In July 2015, the MPUC deliberated on requests for reconsideration of its order and determined the Monticello EPU project was not yet used-and-useful, as final approval related to the full EPU uprate condition had not been received from the Nuclear Regulatory Commission (NRC) as of June 30, 2015.  As a result, $13.8 million was excluded from final rates. Monticello subsequently received final NRC compliance approval in July 2015. The MPUC also approved 2015 interim rates effective March 3, 2015 and stated that the 2014 interim rate refund obligation be netted against the 2015 interim rate revenue under-collections.

The MPUC’s decisions resulted in a total estimated 2014 and 2015 annual rate increase of $149.4 million or 5.3 percent.

The following table outlines the impact of the MPUC’s July decision:

(Millions of Dollars)	MPUC July Decision
2014 and 2015 step increase - based on MPUC May order	$166.1
Reconsideration/clarification adjustments:
2015 Monticello EPU used-and-useful adjustment	(13.8)
2014 property tax final true-up	(3.1)
Other, net	0.2
Total 2014 and 2015 step increase	$149.4
Impact of interim rate effective March 3, 2015	(3.6)
Estimated revenue impact	$145.8

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

2016 Transmission Cost Recovery (TCR) Rate Filing — In October 2015, NSP-Minnesota submitted its 2016 TCR filing with the MPUC, requesting recovery of $19.2 million of 2016 transmission investment costs not included in electric base rates. The 2016 TCR rider filing includes an option to keep within the TCR rider approximately $59.1 million of revenue requirements associated with two CapX2020 projects completed in 2015 or to include these revenue requirements in electric base rates during the interim rate implementation of the next electric rate case. If the MPUC opts to maintain the projects in the rider, the TCR rider revenue requirements would increase to $78.3 million.

Pending Regulatory Proceedings — South Dakota Public Utilities Commission (SDPUC)

South Dakota Infrastructure Rider — In October 2015, NSP-Minnesota filed its 2016 infrastructure rider filing with the SDPUC, requesting approval for recovery of $10.3 million in 2016 revenue requirements for rates effective Jan. 1, 2016. As part of the South Dakota 2015 electric rate case, the infrastructure rider was refreshed with new projects and was also expanded as a mechanism to allow for possible recovery of other investments related to generation, transmission, and distribution. A SDPUC decision is expected in the fourth quarter of 2015.

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaints/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against certain MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for regional transmission organization (RTO) membership and being an independent transmission company), effective Nov. 12, 2013.

Subsequently, the FERC issued and upheld an order adopting a new ROE methodology, which requires electric utilities to use a two-step discounted cash flow analysis that incorporates both short-term and long-term growth projections to estimate the cost of equity.

The ROE complaint was set for full hearing procedures. The complainants and intervenors filed testimony recommending a ROE between 8.67 percent and 9.54 percent. The FERC staff recommended a ROE of 8.68 percent. The MISO TOs recommended a ROE not less than 10.8 percent. An administrative law judge (ALJ) initial decision is anticipated to be issued by November 2015 and a FERC order is expected to be issued no earlier than 2016.

Certain MISO TOs requested FERC approval of a 50 basis point RTO membership ROE adder, which was approved effective Jan. 6, 2015, subject to the outcome of the ROE complaint. The total ROE, including the RTO membership adder, may not exceed the top of the discounted cash flow range under the new ROE methodology. Certain intervenors sought rehearing of the FERC order granting the ROE adder; FERC action is pending.

Certain intervenors filed a second complaint in February 2015 to reduce the MISO region ROE to 8.67 percent, prior to an adder.  A hearing has been set, and a refund effective date of Feb. 12, 2015 was established. The complainants and intervenors filed direct testimony in September 2015 recommending ROEs between 8.72 percent and 9.13 percent. The MISO TOs filed answering testimony on Oct. 20, 2015, recommending a ROE of not less than 10.75 percent. FERC staff is expected to file testimony in November 2015, and a hearing is scheduled for February 2016. An ALJ initial decision is expected in June 2016 with a FERC decision in late 2016 or in 2017. Currently, the ROE refund obligation initiated under the November 2013 complaint is effective through May 2016. The MISO TOs sought rehearing of the FERC decision to allow back-to-back complaints. NSP-Minnesota and NSP-Wisconsin sought rehearing of the FERC's decision not to order changes to the ROE used by non-jurisdictional MISO transmission owners (more than 20 municipal, cooperative and other utilities who are not respondents to the ROE complaints), which equals the ROE presently used by the jurisdictional MISO TOs. FERC action is pending.

NSP-Minnesota recorded a current liability representing the current best estimate of a refund obligation associated with the new ROE as of Sept. 30, 2015. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $7 million and $9 million annually for the NSP System.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Notes 5 and 6 to the consolidated financial statements included in NSP-Minnesota’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015, and June 30, 2015, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

Environmental Contingencies

Fargo, N.D. Manufactured Gas Plant (MGP) Site — In May 2015, in connection with a city water main replacement and street improvement project in Fargo, N.D., underground pipes, tars and impacted soils, which may be related to a former MGP site operated by NSP-Minnesota or a prior company, were discovered. After initial reports and discussions with the City of Fargo and the North Dakota Department of Health, NSP-Minnesota removed the impacted soils and other materials from the project area. NSP-Minnesota is undertaking further investigation of the location of the historic MGP site and nearby properties. At this time, NSP-Minnesota’s investigation of the site is considered preliminary as information is still being gathered.

As of Sept. 30, 2015, NSP-Minnesota had recorded a liability of $1.4 million related to further investigation and additional planned activities. Uncertainties include the nature and cost of the additional remediation efforts that may be necessary, the ability to recover costs from insurance carriers and the potential for contributions from entities that may be identified as potentially responsible parties. Therefore, the total cost of remediation, NSP-Minnesota’s potential liability and amounts allocable to the North Dakota and Minnesota jurisdictions related to the site cannot currently be reasonably estimated. In July 2015, NSP-Minnesota filed a request with the North Dakota Public Service Commission (NDPSC) for approval to initially defer the portion of investigation and response costs allocable to the North Dakota jurisdiction.

Environmental Requirements

Water
Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In September 2015, the Environmental Protection Agency (EPA) issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. NSP-Minnesota is currently reviewing the final rule and cannot predict, at this time, whether the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows. NSP-Minnesota believes that compliance costs would be recoverable through regulatory mechanisms.

Federal CWA Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule went into effect in August 2015. On Oct. 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule, pending further legal proceedings.

Air
Green House Gas (GHG) Emission Standard for Existing Sources — In June 2014, the EPA published its proposed rule on GHG emission standards for existing power plants. A final rule was published in October 2015. States must develop implementation plans by September 2016, with the possibility of an extension to September 2018. If a state decides not to submit a plan, the EPA will prepare a federal plan for the state. In addition, the EPA published a proposed model federal plan and will provide a 90-day public comment period on the federal plan once it has been published in the Federal Register. Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants in the state achieve the EPA's state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets. The plan will likely require additional emission reductions in states in which NSP-Minnesota operates. Until NSP-Minnesota has reviewed the final rule and has more information about state implementation plans (SIPs), NSP-Minnesota cannot predict whether the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows. NSP-Minnesota believes that compliance costs will be recoverable through regulatory mechanisms.

GHG New Source Performance Standard (NSPS) Proposal — In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which would set performance standards (maximum carbon dioxide emission rates) for coal- and natural gas-fired power plants. For coal power plants, the NSPS requires an emissions level equivalent to partial carbon capture and storage (CCS) technology; for natural gas-fired power plants, the NSPS reflects emissions levels from combined cycle technology with no CCS. The NSPS does not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. The final rule was published in October 2015. NSP-Minnesota does not anticipate the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows.

GHG NSPS for Modified and Reconstructed Power Plants — In June 2014, the EPA published a proposed NSPS that would apply to GHG emissions from power plants that are modified or reconstructed. A final rule was published in October 2015. A modification is a change to an existing source that increases the maximum achievable hourly rate of emissions. A reconstruction involves the replacement of components at a unit to the extent that the capital cost of the new components exceeds 50 percent of the capital cost of an entirely new comparable unit. The standards do not require installation of CCS technology. Instead, the standard for coal-fired power plants requires a combination of best operating practices and equipment upgrades. The standards for natural gas-fired power plants require emissions standards based on efficient combined cycle technology. These requirements would only apply if NSP-Minnesota were to modify or reconstruct an existing power plant in the future in a way that triggers applicability of this rule.

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

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. In 2014, the U.S. Supreme Court decided to review the D.C. Circuit’s decision that upheld the MATS standard. By April 2015, the MATS compliance deadline, NSP-Minnesota had met the EGU MATS rule through a combination of emission control projects and controls required by other programs preceding MATS, such as regional haze and state mercury regulations. NSP-Minnesota also retired two coal units at the Black Dog plant. In June 2015, the U.S. Supreme Court found that the EPA acted unreasonably by not considering the cost to regulate mercury and other hazardous air pollutants. The D.C. Circuit, on remand, will decide whether to leave MATS in effect while the EPA considers such costs in making a new determination. NSP-Minnesota believes EGU MATS costs will be recoverable through regulatory mechanisms and does not anticipate a material impact on the results of operations, financial position or cash flows.

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

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA’s approval of the Minnesota SIP to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). NSP-Minnesota and other regulated parties were denied intervention. In June 2013, the Eighth Circuit ordered this case to be held in abeyance until the U.S. Supreme Court decided the CSAPR case. In October 2014, the Eighth Circuit set a briefing schedule that was completed in February 2015. The Eighth Circuit heard arguments in September 2015 and a decision is anticipated in early 2016. If this litigation ultimately results in further EPA proceedings concerning the SIP, such proceedings may consider whether SCRs should be required for Sherco Units 1 and 2.

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

As required by the CAA, the EPA published notice of the proposed settlement in the Federal Register. The EPA reviewed the public comments in July 2015 and notified the Minnesota District Court that the settlement agreement is final. The EPA has seven months to recommend and adopt a rule which will set the agreed-upon SO2 emissions. In October 2015, the EPA proposed a rule that would set the agreed-upon SO2 emission limits, which public comments due in November 2015. NSP-Minnesota does not anticipate the costs of compliance with the proposed settlement will have a material impact on the results of operations, financial position or cash flows.

Implementation of the National Ambient Air Quality Standard (NAAQS) for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. In 2013, the EPA designated areas as not attaining the revised NAAQS, which did not include any areas where NSP-Minnesota operates power plants.  However, many other areas of the country were unable to be classified by the EPA due to a lack of air monitors.

Following a lawsuit alleging that the EPA had not completed its area designations in the time required by the CAA and under a consent decree the EPA is requiring states to evaluate areas in three phases. If an area is designated nonattainment, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan for the respective areas which would be due in 18 months, designed to achieve the NAAQS within five years. It is anticipated the areas near NSP-Minnesota’s power plants would be evaluated in the next designation phase, ending December 2017. NSP-Minnesota cannot evaluate the impacts of this ruling until the designation of nonattainment areas is made and any required state plans are developed.

Revisions to the NAAQS for Ozone — In October 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. In areas where NSP-Minnesota operates, current monitored air quality concentrations comply with the new standard in the Twin Cities Metropolitan Area in Minnesota. In documents issued with the new standard, the EPA projects the Twin Cities Metropolitan Area will meet the new standard. Therefore, NSP-Minnesota does not expect a material impact on results of operations, financial position or cash flows.

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

Employment, Tort and Commercial Litigation

Biomass Fuel Handling Reimbursement — NSP-Minnesota has a PPA through which it procures energy from Benson Power, LLC (Benson Power), as assignee of Fibrominn, LLC. Under this agreement, NSP-Minnesota is charged for certain costs of transporting biomass fuels that are delivered to Benson Power's generation facility.  Benson Power also sought additional cost reimbursement for certain transportation, handling and other costs incurred since 2007 totaling approximately $20 million. In August 2015, a settlement was reached regarding this dispute. No loss was recorded related to the terms of the settlement agreement.

Nuclear Power Operations and Waste Disposal

Nuclear Waste Disposal Litigation — In 1998, NSP-Minnesota filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for the Department of Energy’s (DOE) failure to begin accepting spent nuclear fuel by Jan. 31, 1998, as required by the contracts between the United States and NSP-Minnesota. NSP-Minnesota sought contract damages in this lawsuit through Dec. 31, 2004. In September 2007, the Court awarded NSP-Minnesota $116.5 million in damages. In August 2007, NSP-Minnesota filed a second complaint; this lawsuit claimed damages for the period Jan. 1, 2005 through Dec. 31, 2008.

In July 2011, the United States and NSP-Minnesota executed a settlement agreement resolving both lawsuits, providing an initial $100 million payment from the United States to NSP-Minnesota, and providing a method by which NSP-Minnesota can recover its spent fuel storage costs through 2013. In January 2014, the United States proposed, and NSP-Minnesota accepted, an extension to the settlement agreement which will allow NSP-Minnesota to recover spent fuel storage costs through 2016. The extension does not address costs for spent fuel storage after 2016; such costs could be the subject of future litigation. In December 2014, NSP-Minnesota received a settlement payment of $32.8 million. NSP-Minnesota has received a total of $214.7 million of settlement proceeds as of Sept. 30, 2015. In May 2015, NSP-Minnesota submitted a claim for an additional $13.2 million, and the DOE subsequently determined that NSP-Minnesota is entitled to reimbursement of $13.1 million. Payment of this amount is expected by the end of 2015. Amounts received from the installments, except for approved reductions such as legal costs, will be subsequently returned to customers through a reduction of future rate increases or credited through another regulatory mechanism.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	6	12
Maximum amount outstanding	69	150
Weighted average interest rate, computed on a daily basis	0.57%	0.21%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$500	$500
Amount outstanding at period end	—	142
Average amount outstanding	46	111
Maximum amount outstanding	157	397
Weighted average interest rate, computed on a daily basis	0.39%	0.26%
Weighted average interest rate at period end	N/A	0.53

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2015 and Dec. 31, 2014, there were $24 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At Sept. 30, 2015, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$24	$476

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at Sept. 30, 2015 and Dec. 31, 2014.

Long-Term Borrowings

In August 2015, NSP-Minnesota issued $300 million of 2.2 percent first mortgage bonds due Aug. 15, 2020 and $300 million of 4.0 percent first mortgage bonds due Aug. 15, 2045.

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

Unrealized gains for the nuclear decommissioning fund were $298.4 million and $312.1 million at Sept. 30, 2015 and Dec. 31, 2014, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $87.3 million and $74.1 million at Sept. 30, 2015 and Dec. 31, 2014, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at Sept. 30, 2015 and Dec. 31, 2014:

	Sept. 30, 2015
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33,681	$33,681	$—	$—	$33,681
Commingled funds	351,676	—	381,230	—	381,230
International equity funds	217,003	—	188,853	—	188,853
Private equity investments	98,133	—	—	145,695	145,695
Real estate	49,151	—	—	71,976	71,976
Debt securities:
Government securities	24,557	—	21,423	—	21,423
U.S. corporate bonds	70,311	—	61,874	—	61,874
International corporate bonds	14,099	—	13,059	—	13,059
Municipal bonds	210,728	—	215,014	—	215,014
Asset-backed securities	2,834	—	2,836	—	2,836
Mortgage-backed securities	11,734	—	12,077	—	12,077
Equity securities:
Common stock	386,176	533,431	—	—	533,431
Total	$1,470,083	$567,112	$896,366	$217,671	$1,681,149

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $31.9 million of miscellaneous investments.

	Dec. 31, 2014
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24,184	$24,184	$—	$—	$24,184
Commingled funds	470,013	—	465,615	—	465,615
International equity funds	80,454	—	78,721	—	78,721
Private equity investments	73,936	—	—	101,237	101,237
Real estate	43,859	—	—	64,249	64,249
Debt securities:
Government securities	30,674	—	28,808	—	28,808
U.S. corporate bonds	81,463	—	77,562	—	77,562
International corporate bonds	16,950	—	16,341	—	16,341
Municipal bonds	242,282	—	249,201	—	249,201
Asset-backed securities	9,131	—	9,250	—	9,250
Mortgage-backed securities	23,225	—	23,895	—	23,895
Equity securities:
Common stock	369,751	564,858	—	—	564,858
Total	$1,465,922	$589,042	$949,393	$165,486	$1,703,921

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $31.4 million of miscellaneous investments.

The following tables present the changes in Level 3 nuclear decommissioning fund investments for the three and nine months ended Sept. 30, 2015 and 2014:

(Thousands of Dollars)	July 1, 2015	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	Sept. 30, 2015
Private equity investments	$133,993	$3,066	$—	$8,636	$145,695
Real estate	70,834	1,501	(1,719)	1,360	71,976
Total	$204,827	$4,567	$(1,719)	$9,996	$217,671

(Thousands of Dollars)	July 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	Sept. 30, 2014
Private equity investments	$81,123	$11,125	$—	$4,756	$97,004
Real estate	65,658	1,530	(5,876)	2,661	63,973
Total	$146,781	$12,655	$(5,876)	$7,417	$160,977

(Thousands of Dollars)	Jan. 1, 2015	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	Sept. 30, 2015
Private equity investments	$101,237	$24,197	$—	$20,261	$145,695
Real estate	64,249	9,633	(4,341)	2,435	71,976
Total	$165,486	$33,830	$(4,341)	$22,696	$217,671

(Thousands of Dollars)	Jan. 1, 2014	Purchases	Settlements	Gains Recognized as Regulatory Assets (a)	Sept. 30, 2014
Private equity investments	$62,696	$22,078	$—	$12,230	$97,004
Real estate	57,368	5,386	(5,876)	7,095	63,973
Total	$120,064	$27,464	$(5,876)	$19,325	$160,977

(a)	Gains are deferred as a component of the regulatory assets for nuclear decommissioning.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at Sept. 30, 2015:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$—	$21,423	$21,423
U.S. corporate bonds	—	15,398	51,317	(4,841)	61,874
International corporate bonds	—	2,976	9,109	974	13,059
Municipal bonds	1,260	27,500	44,594	141,660	215,014
Asset-backed securities	—	—	2,836	—	2,836
Mortgage-backed securities	—	—	—	12,077	12,077
Debt securities	$1,260	$45,874	$107,856	$171,293	$326,283

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

At Sept. 30, 2015, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2015 and 2014.

At Sept. 30, 2015, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at Sept. 30, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)(b)	Sept. 30, 2015	Dec. 31, 2014
Megawatt hours of electricity	66,910	49,431
Million British thermal units of natural gas	3,445	173
Gallons of vehicle fuel	97	155

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2015 and 2014 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended Sept. 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$353	(a)	$—		$—
Vehicle fuel and other commodity	(39)	—	19	(b)	—		—
Total	$(39)	$—	$372		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(3,460)	(c)
Electric commodity	—	(1,666)	—		2,157	(d)	—
Natural gas commodity	—	(802)	—		—		—
Total	$—	$(2,468)	$—		$2,157		$(3,460)

	Nine Months Ended Sept. 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,037	(a)	$—		$—
Vehicle fuel and other commodity	(33)	—	49	(b)	—		—
Total	$(33)	$—	$1,086		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(6,087)	(c)
Electric commodity	—	(13,889)	—		13,677	(d)	—
Natural gas commodity	—	(785)	—		2,751	(e)	(3,008)	(e)
Total	$—	$(14,674)	$—		$16,428		$(9,095)

	Three Months Ended Sept. 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$350	(a)	$—		$—
Vehicle fuel and other commodity	(42)	—	(9)	(b)	—		—
Total	$(42)	$—	$341		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(1,656)	(c)
Electric commodity	—	(2,212)	—		5,457	(d)	—
Natural gas commodity	—	(303)	—		—		—
Total	$—	$(2,515)	$—		$5,457		$(1,656)

	Nine Months Ended Sept. 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,038	(a)	$—		$—
Vehicle fuel and other commodity	(32)	—	(33)	(b)	—		—
Total	$(32)	$—	$1,005		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1,266	(c)
Electric commodity	—	(13,660)	—		(18,930)	(d)	—
Natural gas commodity	—	7,105	—		(9,306)	(e)	(580)	(e)
Other commodity	—	—	—		—		643	(c)
Total	$—	$(6,555)	$—		$(28,236)		$1,329

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At Sept. 30, 2015, five of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $22.6 million or 30 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. Four of the 10 most significant counterparties, comprising $10.2 million or 14 percent of this credit exposure, were not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $5.8 million or 8 percent of this credit exposure, had credit quality less than investment grade, based on NSP-Minnesota's internal analysis. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. If the credit ratings of Xcel Energy Inc.'s utility subsidiaries were downgraded below investment grade, derivative instruments reflected in a $8.9 million gross liability position on the consolidated balance sheet at Sept. 30, 2015 would have required Xcel Energy Inc.'s utility subsidiaries to post collateral or settle applicable outstanding contracts, including other contracts subject to master netting agreements, which would have resulted in payments of $0.1 million. At Dec. 31, 2014, there were no derivative instruments in a liability position that would have required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

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

Recurring Fair Value Measurements — The following tables present for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2015:

	Sept. 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$9,140	$4,307	$13,447	$(5,150)	$8,297
Electric commodity	—	—	21,121	21,121	(127)	20,994
Natural gas commodity	—	1,102	—	1,102	—	1,102
Total current derivative assets	$—	$10,242	$25,428	$35,670	$(5,277)	30,393
PPAs (a)						479
Current derivative instruments						$30,872
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$29,523	$—	$29,523	$(7,411)	$22,112
Total noncurrent derivative assets	$—	$29,523	$—	$29,523	$(7,411)	22,112
PPAs (a)						1,496
Noncurrent derivative instruments						$23,608

	Sept. 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$86	$—	$86	$—	$86
Other derivative instruments:
Commodity trading	—	6,461	1,478	7,939	(5,592)	2,347
Electric commodity	—	—	127	127	(127)	—
Natural gas commodity	—	683	—	683	—	683
Total current derivative liabilities	$—	$7,230	$1,605	$8,835	$(5,719)	3,116
PPAs (a)						14,114
Current derivative instruments						$17,230
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$20	$—	$20	$—	$20
Other derivative instruments:
Commodity trading	—	20,789	—	20,789	(11,097)	9,692
Total noncurrent derivative liabilities	$—	$20,809	$—	$20,809	$(11,097)	9,712
PPAs (a)						121,590
Noncurrent derivative instruments						$131,302

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2015. At Sept. 30, 2015, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $4.1 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2015 and 2014:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2015	2014
Balance at July 1	$35,363	$71,452
Purchases	78	1,159
Settlements	(12,807)	(11,685)
Transfers out of Level 3	—	(1,093)
Net transactions recorded during the period:
Gains recognized in earnings (a)	121	1,480
Gains (losses) recognized as regulatory assets and liabilities	1,068	(9,920)
Balance at Sept. 30	$23,823	$51,393

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2015	2014
Balance at Jan. 1	$40,271	$31,727
Purchases	41,103	82,848
Settlements	(31,652)	(84,449)
Transfers out of Level 3	—	(1,093)
Net transactions recorded during the period:
Gains recognized in earnings (a)	1,401	8,917
(Losses) gains recognized as regulatory assets and liabilities	(27,300)	13,443
Balance at Sept. 30	$23,823	$51,393

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2015. The transfer of amounts from Level 3 to Level 2 in the three and nine months ended Sept. 30, 2014 was due to the valuation of certain long-term derivative contracts for which observable commodity pricing forecasts became a more significant input during the period.

Fair Value of Long-Term Debt

As of Sept. 30, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,533,868	$4,998,559	$4,188,682	$4,803,735

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

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2015	2014	2015	2014
Interest (expense) income	$(226)	$247	$3,198	$4,001
Other nonoperating income	55	25	147	431
Insurance policy expense	(125)	(756)	(1,956)	(3,383)
Other (expense) income, net	$(296)	$(484)	$1,389	$1,049

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2015
Operating revenues (a)(b)	$1,188,343	$53,354	$7,143	$—	$1,248,840
Intersegment revenues	226	107	—	(333)	—
Total revenues	$1,188,569	$53,461	$7,143	$(333)	$1,248,840
Net income (loss)	$180,256	$(6,731)	$2,024	$—	$175,549

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2014
Operating revenues (a)(b)	$1,121,055	$62,339	$6,819	$—	$1,190,213
Intersegment revenues	284	143	—	(427)	—
Total revenues	$1,121,339	$62,482	$6,819	$(427)	$1,190,213
Net income (loss)	$134,969	$(5,545)	$5,045	$—	$134,469

(a)	Operating revenues include $116 million of affiliate electric revenue for the three months ended Sept. 30, 2015 and 2014.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2015 and 2014.

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2015
Operating revenues (a)(b)	$3,194,369		$408,060	$20,867	$—	$3,623,296
Intersegment revenues	612		623	—	(1,235)	—
Total revenues	$3,194,981		$408,683	$20,867	$(1,235)	$3,623,296
Net income (loss)	$241,354	(c)	$17,119	$(1,819)	$—	$256,654

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2014
Operating revenues (a)(b)(c)	$3,190,252	$528,252	$20,794	$—	$3,739,298
Intersegment revenues	700	639	—	(1,339)	—
Total revenues	$3,190,952	$528,891	$20,794	$(1,339)	$3,739,298
Net income	$284,035	$21,555	$12,509	$—	$318,099

(a)	Operating revenues include $359 million and $355 million of affiliate electric revenue for the nine months ended Sept. 30, 2015 and 2014, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the nine months ended Sept. 30, 2015 and 2014.

(c)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,889	$7,425	$40	$47
Interest cost	10,804	11,827	953	1,248
Expected return on plan assets	(15,708)	(15,730)	(30)	(75)
Amortization of prior service cost (credit)	234	234	(759)	(759)
Amortization of net loss	11,548	11,196	523	854
Net periodic benefit cost	14,767	14,952	727	1,315
Costs not recognized due to the effects of regulation	(7,390)	(7,312)	—	—
Net benefit cost recognized for financial reporting	$7,377	$7,640	$727	$1,315

	Nine Months Ended Sept. 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$23,667	$22,275	$120	$140
Interest cost	32,411	35,481	2,860	3,745
Expected return on plan assets	(47,123)	(47,190)	(90)	(226)
Amortization of prior service cost (credit)	702	702	(2,277)	(2,277)
Amortization of net loss	34,644	33,588	1,569	2,562
Net periodic benefit cost	44,301	44,856	2,182	3,944
Costs not recognized due to the effects of regulation	(23,075)	(22,383)	—	—
Net benefit cost recognized for financial reporting	$21,226	$22,473	$2,182	$3,944

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans, of which $32.7 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2015.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended Sept. 30, 2015 and 2014 were as follows:

	Three Months Ended Sept. 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at July 1	$(19,484)	$107	$(1,022)	$(20,399)
Other comprehensive loss before reclassifications	(23)	(2)	—	(25)
Losses (gains) reclassified from net accumulated other comprehensive loss	215	—	(7)	208
Net current period other comprehensive income (loss)	192	(2)	(7)	183
Accumulated other comprehensive (loss) income at Sept. 30	$(19,292)	$105	$(1,029)	$(20,216)

	Three Months Ended Sept. 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at July 1	$(20,210)	$110	$(1,182)	$(21,282)
Other comprehensive (loss) income before reclassifications	(25)	2	—	(23)
Losses reclassified from net accumulated other comprehensive loss	187	—	5	192
Net current period other comprehensive income	162	2	5	169
Accumulated other comprehensive (loss) income at Sept. 30	$(20,048)	$112	$(1,177)	$(21,113)

	Nine Months Ended Sept. 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,909)	$105	$(1,010)	$(20,814)
Other comprehensive loss before reclassifications	(20)	—	—	(20)
Losses (gains) reclassified from net accumulated other comprehensive loss	637	—	(19)	618
Net current period other comprehensive income (loss)	617	—	(19)	598
Accumulated other comprehensive (loss) income at Sept. 30	$(19,292)	$105	$(1,029)	$(20,216)

	Nine Months Ended Sept. 30, 2014
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(20,609)	$73	$(1,193)	$(21,729)
Other comprehensive (loss) income before reclassifications	(19)	39	—	20
Losses reclassified from net accumulated other comprehensive loss	580	—	16	596
Net current period other comprehensive income	561	39	16	616
Accumulated other comprehensive (loss) income at Sept. 30	$(20,048)	$112	$(1,177)	$(21,113)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2015		Three Months Ended Sept. 30, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$353	(a)	$350	(a)
Vehicle fuel derivatives	19	(b)	(9)	(b)
Total, pre-tax	372		341
Tax benefit	(157)		(154)
Total, net of tax	215		187
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	38	(c)	59	(c)
Prior service credit	(49)	(c)	(49)	(c)
Total, pre-tax	(11)		10
Tax expense (benefit)	4		(5)
Total, net of tax	(7)		5
Total amounts reclassified, net of tax	$208		$192

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2015		Nine Months Ended Sept. 30, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$1,037	(a)	$1,038	(a)
Vehicle fuel derivatives	49	(b)	(33)	(b)
Total, pre-tax	1,086		1,005
Tax benefit	(449)		(425)
Total, net of tax	637		580
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	117	(c)	175	(c)
Prior service credit	(147)	(c)	(146)	(c)
Total, pre-tax	(30)		29
Tax expense (benefit)	11		(13)
Total, net of tax	(19)		16
Total amounts reclassified, net of tax	$618		$596

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Minnesota's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2014 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

NSP-Minnesota’s net income was approximately $256.7 million for the nine months ended Sept. 30, 2015, compared with approximately $318.1 million for the same period in 2014. The impact of the Monticello LCM/EPU project loss, higher depreciation, higher O&M expenses, lower gas margins, higher interest charges, unfavorable weather and weather normalized sales-decline were partially offset by higher revenue attributable to electric rate cases in Minnesota, North Dakota and South Dakota.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2015	2014
Electric revenues	$3,194	$3,190
Electric fuel and purchased power	(1,217)	(1,265)
Electric margin	$1,977	$1,925

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Retail rate increases (a)	$85
Transmission Revenue	18
Non-fuel riders	14
Fuel and purchased power recovery	(49)
Conservation program revenue (offset by expenses)	(42)
Trading	(17)
Estimated impact of weather	(15)
Other, net	10
Total increase in electric revenues	$4

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Retail rate increases (a)	$85
Non-fuel riders	14
Conservation program revenue (offset by expenses)	(42)
Estimated impact of weather	(15)
Other, net	10
Total increase in electric margin	$52

(a)	The retail rate increases are due to rate proceedings in Minnesota, South Dakota and North Dakota. See Note 5 to the consolidated financial statements.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2015	2014
Natural gas revenues	$408	$528
Cost of natural gas sold and transported	(255)	(369)
Natural gas margin	$153	$159

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(106)
Estimated impact of weather	(11)
Conservation program revenue (offset by expenses)	(8)
Non-fuel riders	8
Other, net	(3)
Total decrease in natural gas revenues	$(120)

Natural Gas Margin

(Millions of Dollars)	2015 vs. 2014
Estimated impact of weather	$(11)
Conservation program revenue (offset by expenses)	(8)
Non-fuel riders	8
Other, net	5
Total decrease in natural gas margin	$(6)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $13.6 million, or 1.5 percent, for the nine months ended Sept. 30, 2015. The increase in O&M expenses is primarily due to interchange billings with NSP-Wisconsin related to the timing of transmission projects as well as the timing of planned maintenance and overhauls at NSP-Minnesota's generation facilities, partially offset by decreases in nuclear expenses primarily due to reduced costs driven by operational initiatives and efficiencies. The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2015 vs. 2014
Interchange billings with NSP-Wisconsin	$11
Electric and gas distribution costs	5
Plant generation costs	4
Labor and contract labor	4
Nuclear plant operations and amortization	(7)
Other, net	(3)
Total increase in O&M expenses	$14

Conservation Program Expenses — Conservation program expenses decreased $49.8 million for the nine months ended Sept. 30, 2015. The decrease was primarily attributable to lower electric and gas recovery rates. Lower conservation program expenses are generally offset by lower revenues.

Depreciation and Amortization — Depreciation and amortization expense increased $50.0 million, or 16.5 percent, for the nine months ended Sept. 30, 2015. The increase was primarily attributed to lower amortization of the excess depreciation reserve in Minnesota and normal system expansion, partially offset by Minnesota’s amortization of the DOE settlement.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $2.1 million, or 1.2 percent, for the nine months ended Sept. 30, 2015. The increase was due to higher property taxes primarily in Minnesota.

AFUDC, Equity and Debt — AFUDC increased $2.7 million for the nine months ended Sept. 30, 2015. The increase is primarily due to the expansion of Pleasant Valley Wind production facilities and other transmission facilities.

Interest Charges — Interest charges increased $6.3 million, or 4.3 percent, for the nine months ended Sept. 30, 2015. The increase was primarily due to higher long-term debt levels, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $37.5 million for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The decrease in income tax expense was primarily due to lower pre-tax earnings in 2015. This was partially offset by the successful resolution of a 2010-2011 audit issue in 2014. The ETR was 34.5 percent for the nine months ended Sept. 30, 2015, compared with 35.2 percent for the same period in 2014. The lower ETR in 2015 is primarily due to a lower forecasted annual ETR, which is primarily due to increased wind production tax credits. This was partially offset by the successful resolution of a 2010-2011 audit issue in 2014.

Public Utility Regulation and Legislation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of NSP-Minnesota's Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Public Utility Regulation included in Item 2. of NSP-Minnesota's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Courtenay Wind Farm — In September 2015, NSP-Minnesota began construction of the Courtenay wind farm, a 200 MW NSP-Minnesota owned project in North Dakota. In May 2015, NSP-Minnesota filed for expedited regulatory approval in Minnesota and North Dakota. In July and August 2015, the MPUC and NDPSC, respectively, approved the Courtenay wind farm with recovery up to $300 million of capital costs. The project costs were requested to be recovered through the Minnesota renewable energy standard rider and the North Dakota renewable energy rider.

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Integrated Resource Plan (the Plan) with the MPUC.

On Oct. 2, 2015, NSP-Minnesota filed revisions to the Plan. The revised proposal addressed stakeholder recommendations as well as the final Clean Power Plan (CPP) recently issued by the EPA. The revised Plan is based on four primary elements: (1) accelerate the transition from coal energy to renewables, (2) preserve regional system reliability, (3) pursue energy efficiency gains and grid modernization, and (4) ensure customer benefits. The provisions included in the Plan would allow for a 60 percent reduction in carbon emissions from 2005 levels by 2030 and will result in 63 percent of NSP System energy being carbon-free by 2030. Specific terms of the proposal include:

•	The addition of 800 MW of wind and 400 MW of utility scale solar to the pre-2020 time-frame;

•	The addition of 1000 MW wind and 1000 MW utility scale solar between 2020-2030;

•	The retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026;

•	The addition of a 230 MW (approximate capacity, actual size to be determined) natural gas combustion turbine in North Dakota by 2025;

•	Replacement of Sherco coal generation with a 780 MW (approximate capacity, actual size to be determined) natural gas combined cycle unit at the Sherco site no later than 2026; and

•	Operation of the Monticello and PI nuclear plants through their current license periods in the early 2030's.

NSP-Minnesota believes this will provide substantial opportunities for the ownership of replacement and renewable generation. The Plan is currently being reviewed by the MPUC.

CapX2020 — The estimated cost of the five major CapX2020 transmission projects listed below is $2 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.1 billion of the total investment.  As of Sept. 30, 2015, Xcel Energy has invested $975.5 million of its $1.1 billion share of the five CapX2020 transmission projects. The projects are as follows:

•
Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 161/345 Kilovolt (KV) transmission line — The project is expected to go into service in the fall of 2016, although segments are being placed in service as they are completed. The first 345 KV segment was energized in September 2015 and stretches from the North Rochester Substation in Minn. to the Briggs Road Substation in Wis.

•	Monticello, Minn. to Fargo, N.D. 345 KV transmission line — In April 2015, the final portion of the project was placed in service.

•	Brookings County, S.D. to Hampton, Minn. 345 KV transmission line — The project was placed in service in March 2015.

•	Bemidji, Minn. to Grand Rapids, Minn. 230 KV transmission line — The project was placed in service in September 2012.

•	Big Stone South to Brookings County, S.D. 345 KV transmission line — Construction on the line began in September 2015, with completion anticipated in 2017.

Minnesota Solar — Minnesota legislation requires 1.5 percent of a public utility’s total electric retail sales to retail customers be generated using solar energy by 2020.  Of the 1.5 percent, 10 percent must come from systems sized 20 kilowatts or less.  NSP-Minnesota anticipates it will meet its compliance requirements through large and small scale solar additions.  NSP-Minnesota plans to add additional large-scale solar to its system by the end of 2016.

NSP-Minnesota also offers small solar programs: a solar production incentive program for rooftop solar, called Solar*Rewards, and a community solar garden program that provides bill credits to participating subscribers, called Solar*Rewards Community. Additionally, the Department of Commerce offers the Made in Minnesota incentive program for small solar using products made in-state, which generates renewable energy credits for utilities including NSP-Minnesota.

During 2015, NSP-Minnesota sought policy guidance from the MPUC regarding the price and size of Solar*Rewards Community projects. The program was intended for projects one MW or less. Many proposals, however, were sized between 10 and 50 MW. In August 2015, the MPUC issued an order regarding the Solar*Rewards Community program, limiting the size of solar installations eligible to participate in the program, more closely aligning the program with its original intent. The MPUC decision limits projects to five MW or less through Sept. 25, 2015. Subsequently, projects must be one MW or less. In October 2015, the MPUC denied requests for reconsideration of the project size limitation.

Minnesota Legislation — In June 2015, the Minnesota governor signed the Jobs and Energy bill into law. Several approved mechanisms may provide additional options and opportunities in future rate cases, including the duration of future multi-year plans (MYPs) and more certainty regarding recovery of costs and the impact to customers. This bill provides:

•	Increased flexibility for utilities to submit a MYP of up to five years;

•	The potential for full capital recovery for all proposed years;

•	O&M cost recovery based on an index;

•	Distribution costs that facilitate grid modernization are eligible for rider recovery;

•	Natural gas extension costs for unserved areas can be socialized and are eligible for rider recovery;

•	Recovery of plant closure costs, should the MPUC order early plant closure, such as in a resource plan; and

•	Allows implementation of interim rates for the first and second years of the MYP.

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

At Dec. 31, 2014, Monticello was in Column 3 (degraded cornerstone) with all green performance indicators, a yellow finding related to flood control and a potentially greater than green finding related to plant security. In March 2015, Monticello was upgraded from Column 3 to Column 2 (regulatory response) based on the results of an NRC inspection in late 2014 to close out the flood control finding. The NRC conducted an inspection on the security finding in July 2015. Based on the results of the NRC inspection, Monticello was upgraded to Column 1 on Oct. 1, 2015.

As of Oct. 1, 2015, Monticello and PI Units 1 and 2 were in Column 1 (licensee response) with all green performance indicators and no greater than green findings or violations. Plants in Column 1 are subject to only a pre-defined set of basic NRC inspections.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In March, 2015, FERC upheld the new ROE methodology and denied rehearing. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any of the litigated ROE complaint proceedings until 2016. See Note 5 to the consolidated financial statements for discussion of the MISO ROE complaints.

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
4.01*
Supplemental Indenture dated as of Aug. 1, 2015 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300,000,000 principal amount of 2.20 percent First Mortgage Bonds, Series due Aug. 15, 2020 and $300,000,000 principal amount of 4.00 percent First Mortgage Bonds, Series due Aug. 15, 2045 (Exhibit 4.01 to Form 8-K of NSP-Minnesota dated Aug. 11, 2015 (file no. 001-31387)).

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

Northern States Power Company (a Minnesota corporation)

Oct. 30, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)