Form 10-Q
period 2016-03-31
NORTHERN STATES POWER CO
filed 2016-05-13
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2016
Common Stock, $0.01 par value	1,000,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2016	2015
Operating revenues
Electric, non-affiliates	$908,747	$881,279
Electric, affiliates	124,896	124,875
Natural gas	194,130	279,467
Other	6,860	6,861
Total operating revenues	1,234,633	1,292,482

Operating expenses
Electric fuel and purchased power	366,166	398,720
Cost of natural gas sold and transported	120,223	201,189
Cost of sales — other	4,432	4,327
Operating and maintenance expenses	320,496	314,050
Conservation program expenses	23,269	17,212
Depreciation and amortization	145,797	118,075
Taxes (other than income taxes)	70,352	63,832
Loss on Monticello life cycle management/extended power uprate project	—	124,226
Total operating expenses	1,050,735	1,241,631

Operating income	183,898	50,851

Other income, net	2,860	1,962
Allowance for funds used during construction — equity	5,648	5,930

Interest charges and financing costs
Interest charges — includes other financing costs of $1,742 and $1,610, respectively	54,015	51,763
Allowance for funds used during construction — debt	(2,706)	(2,914)
Total interest charges and financing costs	51,309	48,849

Income before income taxes	141,097	9,894
Income taxes	46,468	2,970
Net income	$94,629	$6,924

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2016	2015
Net income	$94,629	$6,924

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses (gains) included in net periodic benefit cost, net of tax of $15 and ($4), respectively	19	(6)

Derivative instruments:
Net fair value decrease, net of tax of $(1) and $(4), respectively	(1)	(6)
Reclassification of losses to net income, net of tax of $154 and $143, respectively	223	208
	222	202
Marketable securities:
Net fair value increase, net of tax of $0 and $0, respectively	—	1

Other comprehensive income	241	197
Comprehensive income	$94,870	$7,121

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2016	2015
Operating activities
Net income	$94,629	$6,924
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	147,310	119,459
Nuclear fuel amortization	25,750	28,465
Deferred income taxes	47,018	9,565
Amortization of investment tax credits	(420)	(433)
Allowance for equity funds used during construction	(5,648)	(5,930)
Loss on Monticello life cycle management/extended power uprate project	—	124,226
Net realized and unrealized hedging and derivative transactions	1,890	6,385
Changes in operating assets and liabilities:
Accounts receivable	(45,382)	10,584
Accrued unbilled revenues	40,322	57,484
Inventories	35,378	27,059
Other current assets	(14,146)	14,042
Accounts payable	(4,057)	(8,405)
Net regulatory assets and liabilities	51,517	37,558
Other current liabilities	(12,118)	42,288
Pension and other employee benefit obligations	(48,074)	(32,330)
Change in other noncurrent assets	(43)	(115)
Change in other noncurrent liabilities	(1,112)	(21,480)
Net cash provided by operating activities	312,814	415,346

Investing activities
Utility capital/construction expenditures	(259,570)	(322,660)
Allowance for equity funds used during construction	5,648	5,930
Proceeds from insurance recoveries	—	24,241
Purchases of investments in external decommissioning fund	(109,373)	(387,826)
Proceeds from the sale of investments in external decommissioning fund	104,280	386,111
Investments in utility money pool arrangement	—	(15,000)
Repayments from utility money pool arrangement	—	15,000
Other, net	(2,084)	(2,244)
Net cash used in investing activities	(261,099)	(296,448)

Financing activities
Repayments of short-term borrowings, net	(150,000)	(66,000)
Borrowings under utility money pool arrangement	310,000	31,000
Repayments under utility money pool arrangement	(217,000)	(31,000)
Repayments of long-term debt	—	(33)
Capital contributions from parent	89,874	75,835
Dividends paid to parent	(73,498)	(77,802)
Net cash used in financing activities	(40,624)	(68,000)

Net change in cash and cash equivalents	11,091	50,898
Cash and cash equivalents at beginning of period	42,605	40,597
Cash and cash equivalents at end of period	$53,696	$91,495

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(69,643)	$(64,798)
Cash (paid) received for income taxes, net	(7,558)	23,769
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$56,605	$108,900

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2016	Dec. 31, 2015
Assets
Current assets
Cash and cash equivalents	$53,696	$42,605
Accounts receivable, net	332,976	292,806
Accounts receivable from affiliates	23,188	32,850
Accrued unbilled revenues	186,780	227,102
Inventories	308,578	343,916
Regulatory assets	178,943	187,793
Derivative instruments	12,638	18,941
Deferred income taxes	34,561	15,577
Prepayments and other	102,220	89,559
Total current assets	1,233,580	1,251,149

Property, plant and equipment, net	12,828,607	12,807,338

Other assets
Nuclear decommissioning fund and other investments	1,769,992	1,758,208
Regulatory assets	1,199,305	1,159,217
Derivative instruments	28,038	22,334
Other	1,428	1,385
Total other assets	2,998,763	2,941,144
Total assets	$17,060,950	$16,999,631

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$11	$11
Short-term debt	73,000	223,000
Borrowings under utility money pool arrangement	93,000	—
Accounts payable	298,918	350,660
Accounts payable to affiliates	54,889	59,785
Regulatory liabilities	50,435	43,920
Taxes accrued	282,379	225,361
Accrued interest	47,122	66,979
Dividends payable to parent	82,228	73,498
Derivative instruments	18,239	17,211
Customer Deposits	78,477	94,388
Other	142,440	177,795
Total current liabilities	1,221,138	1,332,608

Deferred credits and other liabilities
Deferred income taxes	2,637,057	2,572,087
Deferred investment tax credits	25,418	25,838
Regulatory liabilities	506,044	491,887
Asset retirement obligations	2,359,476	2,331,092
Derivative instruments	129,383	128,213
Pension and employee benefit obligations	290,885	339,663
Other	139,409	114,768
Total deferred credits and other liabilities	6,087,672	6,003,548

Commitments and contingencies
Capitalization
Long-term debt	4,497,432	4,496,410
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at March 31, 2016 and Dec. 31, 2015, respectively	10	10
Additional paid in capital	3,398,810	3,323,810
Retained earnings	1,876,728	1,864,326
Accumulated other comprehensive loss	(20,840)	(21,081)
Total common stockholder’s equity	5,254,708	5,167,065
Total liabilities and equity	$17,060,950	$16,999,631
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2016 and Dec. 31, 2015; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2016 and 2015; and its cash flows for the three months ended March 31, 2016 and 2015. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2016 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2015 balance sheet information has been derived from the audited 2015 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015, filed with the SEC on Feb. 22, 2016. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

Presentation of Deferred Taxes — In November 2015, the FASB issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No 2015-17), which eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. Other than the prescribed classification of all deferred tax assets and liabilities as noncurrent, NSP-Minnesota does not expect the implementation of ASU 2015-17 to have a material impact on its consolidated financial statements.

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

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which, for lessees, requires balance sheet recognition of right-of-use assets and lease liabilities for all leases. Additionally, for leases that qualify as finance leases, the guidance requires expense recognition consisting of amortization of the right-of-use asset as well as interest on the related lease liability using the effective interest method. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018, and early adoption is permitted. NSP-Minnesota is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

Stock Compensation — In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting, Topic 718 (ASU 2016-09), which amends existing guidance to simplify several aspects of accounting and presentation for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as presentation in the statement of cash flows. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. NSP-Minnesota is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Recently Adopted

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. NSP-Minnesota implemented the guidance on Jan. 1, 2016, and other than the classification of certain real estate investments held within the Nuclear Decommissioning Trust as non-consolidated variable interest entities, the implementation did not have a significant impact on its consolidated financial statements.

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of presentation as an asset. NSP-Minnesota implemented the new guidance as required on Jan. 1, 2016, and as a result, $36.9 million of deferred debt issuance costs are presented as a deduction from the carrying amount of long-term debt on the consolidated balance sheet as of March 31, 2016, and $37.7 million of such deferred costs were retrospectively reclassified from other non-current assets to long-term debt on the consolidated balance sheet as of Dec. 31, 2015.

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which eliminates the requirement to categorize fair value measurements using a net asset value (NAV) methodology in the fair value hierarchy. NSP-Minnesota implemented the guidance on Jan. 1, 2016, and the implementation did not have a material impact on its consolidated financial statements. For related disclosures, see Note 8 to the consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2016	Dec. 31, 2015
Accounts receivable, net
Accounts receivable	$352,249	$313,556
Less allowance for bad debts	(19,273)	(20,750)
	$332,976	$292,806

(Thousands of Dollars)	March 31, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$208,090	$200,888
Fuel	88,287	104,499
Natural gas	12,201	38,529
	$308,578	$343,916

(Thousands of Dollars)	March 31, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$16,298,761	$16,256,887
Natural gas plant	1,249,933	1,248,408
Common and other property	622,749	624,409
Construction work in progress	650,693	545,535
Total property, plant and equipment	18,822,136	18,675,239
Less accumulated depreciation	(6,354,488)	(6,251,498)
Nuclear fuel	2,450,363	2,447,251
Less accumulated amortization	(2,089,404)	(2,063,654)
	$12,828,607	$12,807,338

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

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

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 and 2013 claims, the recently filed 2014 claim, and the anticipated claim for 2015. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals); however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy's 2009 through 2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the Appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of March 31, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2016, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$20.5	$20.1
Unrecognized tax benefit — Temporary tax positions	37.0	35.3
Total unrecognized tax benefit	$57.5	$55.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(16.3)	$(15.2)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress and state audits resume. As the IRS Appeals and audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $32 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2016 and Dec. 31, 2015 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2016 or Dec. 31, 2015.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

NSP-Minnesota – Minnesota 2016 Multi-Year Electric Rate Case — In November 2015, NSP-Minnesota filed a three-year electric rate case with the MPUC. The rate case is based on a requested return on equity (ROE) of 10.0 percent and a 52.50 percent equity ratio. The request is detailed in the table below:

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

The major components of the requested rate increase are summarized below:

(Millions of Dollars)	2016	2017	2018	Total
2014 multi-year rate case items:
Excess depreciation reserve	$26.0	$51.0	$—	$77.0
Department of Energy (DOE) settlement	25.7	—	—	25.7
Monticello life cycle management (LCM)/extended power uprate (EPU)	11.2	(1.6)	(1.5)	8.1
	62.9	49.4	(1.5)	110.8
Additional items:
Capital investments	128.7	12.8	44.6	186.1
Property taxes	30.2	7.6	5.2	43.0
NOL carryforwards	(6.3)	(24.5)	(6.5)	(37.3)
Other costs	(20.9)	6.8	8.6	(5.5)
	131.7	2.7	51.9	186.3

Total rate request	$194.6	$52.1	$50.4	$297.1

The next steps in the procedural schedule are expected to be as follows:

•	Intervenors’ direct testimony — June 14, 2016;

•	Rebuttal testimony — Aug. 9, 2016;

•	Surrebuttal testimony — Sept. 16, 2016;

•	Settlement conference — Sept. 26, 2016;

•	Evidentiary hearing — Oct. 4-7, 2016;

•	Administrative law judge (ALJ) report — Feb. 21, 2017; and

•	MPUC order — June 1, 2017.

2016 Transmission Cost Recovery (TCR) Filing — In October 2015, NSP-Minnesota submitted its 2016 TCR filing with the MPUC, requesting recovery of $19.2 million of 2016 transmission investment costs not included in electric base rates. This filing included an option to keep approximately $59.1 million of revenue requirements associated with two
CapX2020 projects completed in 2015 within the TCR rider or to include these revenue requirements in electric base rates during the interim rate implementation of the next electric rate case. In November 2015, NSP-Minnesota submitted an update to its TCR filing in which it confirmed that it was requesting the MPUC approve keeping the two CapX2020 projects in the TCR rider, increasing the revenue requirements to $78.3 million, until the conclusion of the 2016 Minnesota electric rate case.

In April 2016, NSP-Minnesota received comments from the Minnesota Department of Commerce (DOC) requesting additional support for the costs incurred for the CapX2020 La Crosse-Madison project and the CapX2020 Big Stone-Brookings project, as well as the updated financial impact for the actual non-prorated accumulated deferred income tax (ADIT) as opposed to the forecasted prorated ADIT used in the cost recovery calculations. An MPUC decision is expected later in 2016.

Nuclear Project Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello LCM/EPU project. The multi-year project extended the life of the facility and increased the capacity from 600 to 671 megawatts (MW) in 2015. The Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes allowance for funds used during construction (AFUDC). In 2008, project expenditures were initially estimated at approximately $320 million, excluding AFUDC.

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

In June 2014 the FERC adopted a new ROE methodology, which requires electric utilities to use a two-step discounted cash flow analysis that incorporates both short-term and long-term growth projections to estimate the cost of equity.

In December 2015, an ALJ initial decision recommended the FERC approve a ROE of 10.32 percent. A FERC order is expected to be issued no earlier than late 2016 or 2017.

Certain MISO TOs separately requested FERC approval of a 50 basis point ROE adder for RTO membership, which was approved effective Jan. 6, 2015, subject to the outcome of the ROE complaint. Certain intervenors sought rehearing of this order, which the FERC denied in 2015.

In February 2015, a second complaint was filed seeking to reduce the MISO region ROE from 12.38 percent to 8.67 percent, prior to any adder.  The FERC set the second complaint for hearings, and established a refund effective date of Feb. 12, 2015. The MPUC, the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission and the Minnesota Department of Commerce (DOC) joined a joint complainant/intervenor initial brief recommending an ROE of either 8.82 percent or 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. An ALJ initial decision is expected in June 2016 with a FERC decision expected no earlier than late 2016 or 2017.

NSP-Minnesota has recorded a current liability representing the current best estimate of a refund obligation associated with the new ROE, including the RTO membership adder, as of March 31, 2016. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $8 million and $10 million, annually, for the NSP System.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

NSP-Minnesota had approximately 1,069 MW of capacity under long-term PPAs as of March 31, 2016 and Dec. 31, 2015, with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2028.

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

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	March 31, 2016	Dec. 31, 2015
Guarantee issued and outstanding	$4.8	$4.8

Environmental Contingencies

Fargo, N.D. Manufactured Gas Plant (MGP) Site — In May 2015, underground pipes, tars and impacted soils were discovered in Fargo, N.D., which may be related to a former MGP site operated by NSP-Minnesota or a prior company. NSP-Minnesota has removed the impacted soils and other materials from the project area. NSP-Minnesota is undertaking further investigation of the location of the historic MGP site and nearby properties. In October 2015, NSP-Minnesota initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota agreed to the parties’ request for a stay of the litigation until July 2016 to allow NSP-Minnesota time to further investigate site conditions.

As of March 31, 2016 and Dec. 31, 2015, NSP-Minnesota had recorded a liability of $2.2 million and $2.7 million, respectively, related to further investigation and additional planned activities. Uncertainties include the nature and cost of the additional remediation efforts that may be necessary, the ability to recover costs from insurance carriers and the potential for contributions from entities that may be identified as PRPs. Therefore, the total cost of remediation, NSP-Minnesota’s potential liability and amounts allocable to the North Dakota and Minnesota jurisdictions related to the site cannot currently be reasonably estimated. In December 2015, the NDPSC approved NSP-Minnesota’s request to defer the portion of investigation and response costs allocable to the North Dakota jurisdiction.

Environmental Requirements

Air
Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. In 2005, the United States Environmental Protection Agency (EPA) amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze state implementation plan (SIP), Minnesota identified the NSP-Minnesota facilities that will have to reduce sulfur dioxide (SO2), nitrous oxide (NOx) and particulate matter (PM) emissions under BART and set emissions limits for those facilities.

In 2009, the Minnesota Pollution Control Agency (MPCA) approved a SIP and submitted it to the EPA for approval. The MPCA’s source-specific BART limits for Sherco Units 1 and 2 require combustion controls for NOx and scrubber upgrades for SO2. The MPCA supplemented its SIP in 2012, determining that the Cross-State Air Pollution Rule (CSAPR) meets BART requirements, but also implementing its source-specific BART determination for Sherco Units 1 and 2 from the 2009 Minnesota SIP. In June 2012, the EPA approved the SIP for electric generating units and also approved the source-specific emission limits for Sherco Units 1 and 2. The combustion controls were installed first and the scrubber upgrades were completed in December 2014, at a cost of $46.9 million. NSP-Minnesota has included these costs for recovery in rate proceedings.

In August 2012, the National Parks Conservation Association, Sierra Club, Voyageurs National Park Association, Friends of the Boundary Waters Wilderness, Minnesota Center for Environmental Advocacy and Fresh Energy appealed the EPA’s approval of the Minnesota SIP to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit). In January 2016, the Eighth Circuit issued their opinion which upheld the EPA’s approval of the SIP. In March 2016, after granting a rehearing request, the Eighth Circuit issued a revised opinion that included additional explanation and continued to uphold the EPA’s approval of the SIP.

Reasonably Attributable Visibility Impairment (RAVI) — RAVI is intended to address observable impairment from a specific source such as distinct, identifiable plumes from a source’s stack to a national park. In 2009, the United States Department of the Interior certified that a portion of the visibility impairment in Voyageurs and Isle Royale National Parks is reasonably attributable to emissions from NSP-Minnesota’s Sherco Units 1 and 2.

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

In March 2016, the EPA adopted a final rule which set the agreed-upon SO2 emission limits.  As a result, the Minnesota District Court dismissed the litigation with prejudice in March 2016. NSP-Minnesota does not anticipate the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows.

Implementation of the National Ambient Air Quality Standard (NAAQS) for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. In 2013, the EPA designated areas as not attaining the revised NAAQS, which did not include any areas where NSP-Minnesota operates power plants.  However, many other areas of the country were unable to be classified by the EPA due to a lack of air monitors.

Following a lawsuit alleging that the EPA had not completed its area designations in the time required by the Clean Air Act and under a consent decree the EPA is requiring states to evaluate areas in three phases. If an area is designated as nonattainment, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan, which would be due in 18 months, designed to achieve the NAAQS within five years. It is anticipated the areas near NSP-Minnesota’s power plants will be evaluated in the next designation phase, ending December 2017. NSP-Minnesota’s King and Sherco plants already utilize scrubbers to control SO2 emissions. NSP-Minnesota cannot evaluate the impacts until the designation of nonattainment areas is made and any required state plans are developed. NSP-Minnesota believes that, should SO2 control system costs be required for a plant, compliance costs will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2016	Twelve Months Ended Dec. 31, 2015
Borrowing limit	$250	$250
Amount outstanding at period end	93	—
Average amount outstanding	39	5
Maximum amount outstanding	225	69
Weighted average interest rate, computed on a daily basis	0.71%	0.53%
Weighted average interest rate at period end	0.71	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2016	Twelve Months Ended Dec. 31, 2015
Borrowing limit	$500	$500
Amount outstanding at period end	73	223
Average amount outstanding	224	96
Maximum amount outstanding	353	327
Weighted average interest rate, computed on a daily basis	0.66%	0.43%
Weighted average interest rate at period end	0.55	0.72

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2016 and Dec. 31, 2015, there were $18 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2016, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$91	$409

(a)	This credit facility expires in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2016 and Dec. 31, 2015.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted prices.

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds, international equity funds, private equity investments and real estate investments are measured using a NAV methodology, which takes into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per-share market value. The investments in commingled funds and international equity funds may be redeemed for net asset value with proper notice. Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments, generally referred to as financial transmission rights (FTRs), purchased from MISO, PJM Interconnection, LLC, Electric Reliability Council of Texas, Southwest Power Pool, Inc. and New York Independent System Operator. FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. NSP-Minnesota’s valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Given the limited observability of management’s forecasts for several of the inputs to this complex valuation model – including expected plant operating schedules and retail and wholesale demand, fair value measurements for FTRs have been assigned a Level 3. Monthly settlements for non-trading FTRs are included in fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of NSP-Minnesota’s FTRs relative to its electric utility operations, the numerous unobservable quantitative inputs to the complex model used for valuation of FTRs are insignificant to the consolidated financial statements of NSP-Minnesota.

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

Unrealized gains for the nuclear decommissioning fund were $322.7 million and $328.8 million at March 31, 2016 and Dec. 31, 2015, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $100.3 million and $100.2 million at March 31, 2016 and Dec. 31, 2015, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at March 31, 2016 and Dec. 31, 2015:

	March 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$11,899	$11,899	$—	$—	$—	$11,899
Commingled funds	390,345	—	—	—	395,709	395,709
International equity funds	264,340	—	—	—	242,312	242,312
Private equity investments	108,882	—	—	—	158,915	158,915
Real estate	73,577	—	—	—	100,576	100,576
Debt securities:
Government securities	24,320	—	23,213	—	—	23,213
U.S. corporate bonds	76,952	—	70,723	—	—	70,723
International corporate bonds	18,117	—	17,343	—	—	17,343
Municipal bonds	47,088	—	49,902	—	—	49,902
Asset-backed securities	2,841	—	2,836	—	—	2,836
Mortgage-backed securities	11,065	—	11,407	—	—	11,407
Equity securities:
Common stock	481,968	649,015	—	—	—	649,015
Total	$1,511,394	$660,914	$175,424	$—	$897,512	$1,733,850

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $36.1 million of miscellaneous investments.

(b)
Based on the requirements of ASU 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU 2015-07.

	Dec. 31, 2015
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$27,484	$27,484	$—	$—	$—	$27,484
Commingled funds	392,838	—	—	—	410,634	410,634
International equity funds	259,114	—	—	—	231,122	231,122
Private equity investments	105,965	—	—	—	157,528	157,528
Real estate	61,816	—	—	—	84,750	84,750
Debt securities:
Government securities	24,444	—	21,356	—	—	21,356
U.S. corporate bonds	73,061	—	65,276	—	—	65,276
International corporate bonds	13,726	—	12,801	—	—	12,801
Municipal bonds	49,255	—	51,589	—	—	51,589
Asset-backed securities	2,837	—	2,830	—	—	2,830
Mortgage-backed securities	11,444	—	11,621	—	—	11,621
Equity securities:
Common stock	473,615	647,159	—	—	—	647,159
Total	$1,495,599	$674,643	$165,473	$—	$884,034	$1,724,150

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $34.1 million of miscellaneous investments.

(b)
Based on the requirements of ASU 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU 2015-07.

For the three months ended March 31, 2016 and 2015 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at March 31, 2016:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$3,144	$20,069	$23,213
U.S. corporate bonds	—	18,909	56,102	(4,288)	70,723
International corporate bonds	—	2,795	11,505	3,043	17,343
Municipal bonds	151	266	16,323	33,162	49,902
Asset-backed securities	—	—	2,836	—	2,836
Mortgage-backed securities	—	—	—	11,407	11,407
Debt securities	$151	$21,970	$89,910	$63,393	$175,424

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

At March 31, 2016, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

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

At March 31, 2016, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2016 and 2015.

At March 31, 2016, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at March 31, 2016 and Dec. 31, 2015:

(Amounts in Thousands) (a)(b)	March 31, 2016	Dec. 31, 2015
Megawatt hours of electricity	23,336	43,611
Million British thermal units of natural gas	9,523	7,971
Gallons of vehicle fuel	58	77

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended March 31, 2016 and 2015 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended March 31, 2016
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$346	(a)	$—		$—
Vehicle fuel and other commodity	(2)	—	31	(b)	—		—
Total	$(2)	$—	$377		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$992	(c)
Electric commodity	—	(1,558)	—		10,712	(d)	—
Natural gas commodity	—	(631)	—		3,460	(e)	(1,595)	(e)
Total	$—	$(2,189)	$—		$14,172		$(603)

	Three Months Ended March 31, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$337	(a)	$—		$—
Vehicle fuel and other commodity	(10)	—	14	(b)	—		—
Total	$(10)	$—	$351		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$3,691	(c)
Electric commodity	—	(8,706)	—		(5,193)	(d)	—
Natural gas commodity	—	(38)	—		(2,751)	(e)	3,008	(e)
Total	$—	$(8,744)	$—		$(7,944)		$6,699

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2016 and 2015. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At March 31, 2016, seven of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $23.9 million or 34 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. One of the 10 most significant counterparties, comprising $0.8 million or 1 percent of this credit exposure, were not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. The remaining two of these significant counterparties, comprising $8.9 million or 13 percent of this credit exposure, had credit quality less than investment grade, based on NSP-Minnesota's internal analysis. Eight of these significant counterparties are RTOs, municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. At March 31, 2016 and Dec. 31, 2015, there were no derivative instruments in a liability position that would have required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2016 and Dec. 31, 2015.

Recurring Fair Value Measurements — The following tables present for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2016:

	March 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$162	$14,775	$453	$15,390	$(7,936)	$7,454
Electric commodity	—	—	4,761	4,761	(55)	4,706
Total current derivative assets	$162	$14,775	$5,214	$20,151	$(7,991)	12,160
PPAs (a)						478
Current derivative instruments						$12,638
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$250	$35,198	$—	$35,448	$(8,893)	$26,555
Total noncurrent derivative assets	$250	$35,198	$—	$35,448	$(8,893)	26,555
PPAs (a)						1,483
Noncurrent derivative instruments						$28,038

	March 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$84	$—	$84	$—	$84
Other derivative instruments:
Commodity trading	176	12,496	35	12,707	(8,665)	4,042
Electric commodity	—	—	55	55	(55)	—
Total current derivative liabilities	$176	$12,580	$90	$12,846	$(8,720)	4,126
PPAs (a)						14,113
Current derivative instruments						$18,239
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$215	$27,000	$—	$27,215	$(12,497)	$14,718
Total noncurrent derivative liabilities	$215	$27,000	$—	$27,215	$(12,497)	14,718
PPAs (a)						114,665
Noncurrent derivative instruments						$129,383

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2016. At March 31, 2016, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $4.3 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2015. At Dec. 31, 2015, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $4.3 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
(Thousands of Dollars)	2016	2015
Balance at Jan. 1	$12,970	$40,271
Purchases	—	864
Settlements	(5,038)	(11,552)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(24)	60
Losses recognized as regulatory assets and liabilities	(2,784)	(18,671)
Balance at March 31	$5,124	$10,972

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2016 and 2015.

Fair Value of Long-Term Debt

As of March 31, 2016 and Dec. 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2016		Dec. 31, 2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$4,497,443	$5,149,155	$4,496,421	$4,917,080

(a)
Amounts reflect the classification of debt issuance costs as a deduction from the carrying amount of the related debt. See Note 2, Accounting Pronouncements for more information on the adoption of ASU 2015-03.

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2016 and Dec. 31, 2015, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2016	2015
Interest income	$3,336	$3,332
Other nonoperating income	164	33
Insurance policy expense	(640)	(1,403)
Other income, net	$2,860	$1,962

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2016
Operating revenues (a)(b)	$1,033,643	$194,130	$6,860	$—	$1,234,633
Intersegment revenues	145	162	—	(307)	—
Total revenues	$1,033,788	$194,292	$6,860	$(307)	$1,234,633
Net income	$71,321	$23,142	$166	$—	$94,629

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2015
Operating revenues (a)(b)	$1,006,154		$279,467	$6,861	$—	$1,292,482
Intersegment revenues	133		410	—	(543)	—
Total revenues	$1,006,287		$279,877	$6,861	$(543)	$1,292,482
Net income (loss)	$(29,599)	(c)	$40,272	$(3,749)	$—	$6,924

(a)	Operating revenues include $125 million of affiliate electric revenue for the three months ended March 31, 2016 and 2015.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended March 31, 2016 and 2015.

(c)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,077	$7,889	$31	$40
Interest cost	11,358	10,804	981	954
Expected return on plan assets	(15,236)	(15,708)	(43)	(30)
Amortization of prior service cost (credit)	234	234	(759)	(759)
Amortization of net loss	9,194	11,548	401	523
Net periodic benefit cost	12,627	14,767	611	728
Costs not recognized due to the effects of regulation	(5,296)	(7,843)	—	—
Net benefit cost recognized for financial reporting	$7,331	$6,924	$611	$728

In January 2016, contributions of $125.0 million were made across four of Xcel Energy’s pension plans, of which $49.4 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2016.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,090)	$105	$(2,096)	$(21,081)
Other comprehensive loss before reclassifications	(1)	—	—	(1)
Losses reclassified from net accumulated other comprehensive loss	223	—	19	242
Net current period other comprehensive income	222	—	19	241
Accumulated other comprehensive (loss) income at March 31	$(18,868)	$105	$(2,077)	$(20,840)

	Three Months Ended March 31, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,909)	$105	$(1,010)	$(20,814)
Other comprehensive (loss) income before reclassifications	(6)	1	—	(5)
Losses (gains) reclassified from net accumulated other comprehensive loss	208	—	(6)	202
Net current period other comprehensive income (loss)	202	1	(6)	197
Accumulated other comprehensive (loss) income at March 31	$(19,707)	$106	$(1,016)	$(20,617)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(Gains) losses on cash flow hedges:
Interest rate derivatives	$346	(a)	$337	(a)
Vehicle fuel derivatives	31	(b)	14	(b)
Total, pre-tax	377		351
Tax benefit	(154)		(143)
Total, net of tax	223		208
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	83	(c)	39	(c)
Prior service credit	(49)	(c)	(49)	(c)
Total, pre-tax	34		(10)
Tax (benefit) expense	(15)		4
Total, net of tax	19		(6)
Total amounts reclassified, net of tax	$242		$202

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Minnesota's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

NSP-Minnesota’s net income was approximately $94.6 million for the first quarter of 2016, compared with approximately $6.9 million for the same period in 2015. The impact of the 2015 Monticello LCM/EPU project loss along with higher electric revenue, primarily due to an electric rate increase in Minnesota (interim, subject to refund), and electric non-fuel riders were partially offset by higher depreciation, higher property taxes and unfavorable weather. The negative impact of weather was partially mitigated by an electric weather decoupling mechanism, approved in the 2014 Minnesota Multi-Year Electric Rate Case. See Note 5 to the consolidated financial statements for further discussion of the Monticello LCM/EPU project loss.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2016	2015
Electric revenues	$1,034	$1,006
Electric fuel and purchased power	(366)	(399)
Electric margin	$668	$607

The following tables summarize the components of the changes in electric revenues and electric margin:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (a)	$34
Non-fuel riders	9
Transmission revenue	6
Weather decoupling - Minnesota	4
Conservation program revenue (offset by expenses)	4
Fuel and purchased power cost recovery	(27)
Estimated impact of weather	(8)
Other, net	6
Total increase in electric revenues	$28

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (a)	$34
Non-fuel riders	9
Interchange revenues from NSP-Wisconsin	8
Weather decoupling - Minnesota	4
Conservation program revenue (offset by expenses)	4
Estimated impact of weather	(8)
Other, net	10
Total increase in electric margin	$61

(a)	Increase is primarily related to the Minnesota Electric Rate Case (interim, subject to refund). See Note 5 to the consolidated financial statements.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2016	2015
Natural gas revenues	$194	$279
Cost of natural gas sold and transported	(120)	(201)
Natural gas margin	$74	$78

The following tables summarize the components of the changes in natural gas revenues and natural gas margin:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(79)
Estimated impact of weather	(6)
Conservation program revenue (offset by expenses)	2
Other, net	(2)
Total decrease in natural gas revenues	$(85)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Estimated impact of weather	$(6)
Conservation program revenue (offset by expenses)	2
Total decrease in natural gas margin	$(4)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $6.4 million, or 2.1 percent, for the first quarter of 2016. The increase was primarily due to interchange agreement billings with NSP-Wisconsin related to the timing of transmission projects and higher gas survey costs, which were partially offset by the timing of plant outages and less discovery work along with lower nuclear outage and amortization costs.

Conservation Program Expenses — Conservation program expenses increased $6.1 million for the first quarter of 2016. The increase was primarily attributable to higher electric and gas recovery rates. Higher conservation program expenses are generally offset by higher revenues.

Depreciation and Amortization — Depreciation and amortization expense increased $27.7 million, or 23.5 percent, for the first quarter of 2016. The increase was primarily attributable to capital investments, including Pleasant Valley and Border Wind Farms which were placed into service in late 2015.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $6.5 million, or 10.2 percent, for the first quarter of 2016. The increase was due to higher property taxes primarily in Minnesota.

Interest Charges — Interest charges increased $2.3 million, or 4.4 percent, for the first quarter of 2016. The increase was primarily due to higher long-term debt levels, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense increased $43.5 million for the first quarter of 2016 compared with the same period in 2015. The increase in income tax expense was primarily due to higher pre-tax earnings in 2016 partially offset by an increase in wind production tax credits in 2016. The effective tax rate (ETR) was 32.9 percent for the first quarter of 2016, compared with 30.0 percent for the same period in 2015. The lower ETR for 2015 is primarily due to lower pretax earnings.

Public Utility Regulation

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

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Integrated Resource Plan (the Plan) with the MPUC.

In October 2015, NSP-Minnesota proposed revisions to the Plan. The revised proposal addressed stakeholder recommendations as well as the then final Clean Power Plan (CPP) issued by the EPA. The revised Plan is based on four primary elements: (1) accelerate the transition from coal energy to renewables, (2) preserve regional system reliability, (3) pursue energy efficiency gains and grid modernization, and (4) ensure customer benefits. The provisions included in the Plan would allow for a 60 percent reduction in carbon emissions from 2005 levels by 2030 and is expected to result in 63 percent of NSP System energy being carbon-free by 2030. Specific terms of the proposal include:

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

NSP-Minnesota believes this will provide substantial opportunities for the ownership of renewable generation and replacement thermal generation. In January 2016, NSP-Minnesota filed supplemental economic and technical information in support of its revised Plan. While the CPP was subsequently stayed, the filing demonstrated anticipated compliance with the CPP while maintaining reasonable costs for customers. Additionally, NSP-Minnesota responded to MPUC inquiries regarding forecasted cost increases at PI (through end of licensed life) and committed to provide additional information if the MPUC wishes to further explore alternatives to operating PI through its current license periods. The MPUC has authorized the DOC to engage an expert to aid in its analysis of PI information provided, the results of which are expected to influence NSP-Minnesota’s proposed resource portfolio in its next resource plan. Comments and reply comments on the Plan are due July 8, 2016 and Aug. 12, 2016, respectively. The MPUC is expected to make a decision on the resource plan in late 2016.

North Dakota Energy Resource Considerations — In February 2014, the NDPSC approved a settlement agreement between NSP-Minnesota and NDPSC Advocacy Staff in resolution of the 2013 North Dakota electric rate case.  Among other things, the settlement agreement included a commitment to develop a generation cost allocation mechanism for serving North Dakota customers in a way that reflects North Dakota energy policy.  In September 2015, NSP-Minnesota and NDPSC Advocacy Staff partially satisfied this commitment through joint filing of a Negotiated Agreement (NA).  On Feb. 22, 2016, NSP-Minnesota filed a Revised Negotiated Agreement (RNA) in order to clarify certain provisions of the NA with respect to potential actions by future commissions and staff and as a result of future new federal regulations. On March 9, 2016, the NDPSC approved the RNA, with key terms including:

•	Acceleration of NSP-Minnesota’s previous settlement commitment to locate thermal generation in North Dakota from 2036 to by the end of 2025;

•	Exclusion of select wind and small solar PPAs from NSP-Minnesota’s North Dakota fuel cost rider;

•	Continued recovery in North Dakota of six existing biomass PPAs, subject, in part, to refund if NSP-Minnesota fails to achieve its generation commitment by the end of 2025;

•	Extension of the current rate moratorium through 2017;

•	A rebuttable presumption of prudence for continued use of the 12-coincident peak system allocator through 2025; and,

•	Development of a framework to address future generation resources to be filed with the NDPSC by Jan. 1, 2017.

NSP-Minnesota’s Petition for an Advance Determination of Prudence — In February 2016, the NDPSC discussed NSP-Minnesota’s Petition for an Advance Determination of Prudence (ADP) for 345 MW of capacity and associated energy to be added to the NSP System through a 20-year PPA with Mankato Energy Center, LLC, an affiliate of Calpine Corporation. In March 2016, the NDPSC voted to dismiss NSP-Minnesota's ADP application without prejudice due to concerns that the resource would not be necessary by the 2019 expected in-service date. The North Dakota portion of the PPA is approximately $1.2 million per year.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 12 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 for further discussion regarding the nuclear generating plants.

Nuclear Regulatory Performance — The NRC has a Reactor Oversight Process that classifies U.S. nuclear reactors into various categories (referred to as Columns, from 1 to 5).  Issues are evaluated as either green, white, yellow, or red based on their safety significance, with green representing the least safety concern and red representing the most concern.

At March 31, 2016, Monticello and PI Unit 1 were in Column 1 (licensee response) with all green performance indicators and no greater than green findings or violations. Plants in Column 1 are subject to only a pre-defined set of basic NRC inspections.

Based on a December 2015 shutdown, PI Unit 2 moved from Column 1 to Column 2 (regulatory response) due to a white performance indicator related to the level of unplanned rapid shutdowns of the nuclear reactor, of which only a certain level is allowed per year to remain at the green performance level. Plants in Column 2 are subject to special NRC inspections to review and validate that performance issues or inspection findings have been properly addressed. PI Unit 2 returned to service in late February 2016 after addressing the issues leading to shutdown and will be eligible to return to Column 1 once the performance indicator returns to green, subject to an NRC inspection to close the issue. Depending on the unit’s operation in 2016, PI Unit 2 could return to green performance and Column 1 later in 2016.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In March, 2015, FERC upheld the new ROE methodology and denied rehearing. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. Two complaints against the MISO Transmission Owners, including NSP-Minnesota and NSP-Wisconsin, are pending FERC action. FERC is not expected to issue orders in any of the litigated ROE complaint proceedings until 2016 or 2017. See Note 5 to the consolidated financial statements for discussion of the MISO ROE Complaints.

Formula Rate Treatment of ADIT - In 2015, the MISO Transmission Owners, including NSP-Minnesota and NSP-Wisconsin filed separate changes to their transmission formula rates to modify the treatment of ADIT to comply with 2015 IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings are intended to ensure that NSP-Minnesota and NSP-Wisconsin are in compliance with IRS rules and may continue to use accelerated tax depreciation. In December 2015, the FERC partially accepted the proposed NSP-Minnesota and NSP-Wisconsin transmission formula rate changes, but rejected the changes regarding the treatment of ADIT in the formula rate true-up. NSP-Minnesota and NSP-Wisconsin sought clarification or rehearing of the FERC order partially rejecting the NSP System filing. FERC action on the NSP-Minnesota and NSP-Wisconsin request for clarification remains pending.

SPP and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) - SPP and MISO were involved in a long-running dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagreed over MISO’s authority to transmit power between the traditional MISO region in the Midwest and the Entergy system. Several cases were filed with the FERC by MISO and SPP between 2011 and 2014. In June 2014, the FERC set the issues for settlement judge and hearing procedures.

In January 2016, the FERC approved a settlement between SPP, MISO and other parties that resolves various disputed matters and provide a defined settlement compensation plan by MISO to SPP. MISO will pay SPP $16 million for the two-year retroactive period (February 2014 to January 2016) and $16 million annually prospectively starting Feb. 1, 2016, subject to a true-up. In January 2016, SPP filed a proposal regarding distribution of the MISO revenues to SPP members. In March 2016, the FERC issued an order rejecting one component of the SPP filing, accepting the remainder of the SPP tariff proposal subject to refund, and setting the filing for settlement judge or hearing procedures. Separate settlement discussions are ongoing regarding the April 2014 MISO tariff change filing to recover SPP JOA charges in MISO rates. NSP-Minnesota and NSP-Wisconsin expect to be able to recover any resulting MISO charges in retail rates.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2016, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Effective January 2016, NSP-Minnesota implemented the general ledger modules of a new enterprise resource planning (ERP) system to improve certain financial and related transaction processes. During 2016 and 2017, NSP-Minnesota will continue implementing additional modules and expects to begin conversion of existing work management systems to this new ERP system. In connection with this ongoing implementation, NSP-Minnesota has updated and will continue updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. NSP-Minnesota does not believe the implementation of the general ledger modules, which occurred during the period ended March 31, 2016, materially affected its internal control over financial reporting. NSP-Minnesota also does not expect the implementation of the additional modules to materially affect its internal control over financial reporting.

No other changes in NSP-Minnesota’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting.

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

Additional Information

See Note 6 to the consolidated financial statements for further discussion of legal claims and environmental proceedings. See Note 5 to the consolidated financial statements for a discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2015, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

May 13, 2016	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)