Form 10-Q
period 2016-06-30
NORTHERN STATES POWER CO
filed 2016-08-04
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2016
Common Stock, $0.01 par value	1,000,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Operating revenues
Electric, non-affiliates	$903,344	$882,042	$1,812,091	$1,763,321
Electric, affiliates	113,127	117,830	238,023	242,705
Natural gas	64,371	75,239	258,501	354,706
Other	7,258	6,863	14,118	13,724
Total operating revenues	1,088,100	1,081,974	2,322,733	2,374,456

Operating expenses
Electric fuel and purchased power	347,092	384,479	713,258	783,199
Cost of natural gas sold and transported	24,280	37,419	144,503	238,608
Cost of sales — other	4,855	4,467	9,287	8,794
Operating and maintenance expenses	318,540	311,512	639,036	625,562
Conservation program expenses	20,229	14,877	43,498	32,089
Depreciation and amortization	147,444	116,245	293,241	234,320
Taxes (other than income taxes)	65,985	58,487	136,337	122,319
Loss on Monticello life cycle management/extended power uprate project	—	—	—	124,226
Total operating expenses	928,425	927,486	1,979,160	2,169,117

Operating income	159,675	154,488	343,573	205,339

Other (expense) income, net	(587)	(276)	2,273	1,685
Allowance for funds used during construction — equity	7,380	5,684	13,028	11,614

Interest charges and financing costs
Interest charges — includes other financing costs of $1,761, $1,637, $3,503, and $3,246, respectively	56,136	49,094	110,151	100,856
Allowance for funds used during construction — debt	(3,278)	(2,840)	(5,984)	(5,754)
Total interest charges and financing costs	52,858	46,254	104,167	95,102

Income before income taxes	113,610	113,642	254,707	123,536
Income taxes	35,434	39,461	81,902	42,431
Net income	$78,176	$74,181	$172,805	$81,105

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income	$78,176	$74,181	$172,805	$81,105

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses (gains) included in net periodic benefit cost, net of tax of $15, $(2), $26 and ($10), respectively	19	(6)	38	(12)

Derivative instruments:
Net fair value increase, net of tax of $5, $6, $4 and $3, respectively	7	9	6	2
Reclassification of losses to net income, net of tax of $151, $148, $305 and $293, respectively	221	214	444	423
	228	223	450	425
Marketable securities:
Net fair value increase, net of tax of $0, $1, $0 and $2, respectively	—	1	—	2

Other comprehensive income	247	218	488	415
Comprehensive income	$78,423	$74,399	$173,293	$81,520

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$172,805	$81,105
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	296,285	237,103
Nuclear fuel amortization	58,267	49,454
Deferred income taxes	47,057	62,445
Amortization of investment tax credits	(840)	(866)
Allowance for equity funds used during construction	(13,028)	(11,614)
Loss on Monticello life cycle management/extended power uprate project	—	124,226
Net realized and unrealized hedging and derivative transactions	2,725	6,442
Changes in operating assets and liabilities:
Accounts receivable	(15,345)	78,369
Accrued unbilled revenues	14,731	40,527
Inventories	30,727	5,774
Other current assets	42,890	37,783
Accounts payable	(5,344)	(35,275)
Net regulatory assets and liabilities	70,287	15,320
Other current liabilities	(35,304)	(2,478)
Pension and other employee benefit obligations	(45,988)	(29,920)
Change in other noncurrent assets	(4,460)	(33)
Change in other noncurrent liabilities	(6,419)	(17,436)
Net cash provided by operating activities	609,046	640,926

Investing activities
Utility capital/construction expenditures	(514,526)	(610,731)
Allowance for equity funds used during construction	13,028	11,614
Proceeds from insurance recoveries	—	27,237
Purchases investment securities	(279,566)	(640,100)
Proceeds from the sale of investment securities	262,321	636,669
Investments in utility money pool arrangement	(237,000)	(39,900)
Repayments from utility money pool arrangement	97,000	39,900
Other, net	(1,242)	(1,151)
Net cash used in investing activities	(659,985)	(576,462)

Financing activities
Repayments of short-term borrowings, net	(223,000)	(25,000)
Borrowings under utility money pool arrangement	424,000	144,500
Repayments under utility money pool arrangement	(424,000)	(144,500)
Proceeds from (repayments of) of long-term debt	343,103	(46)
Capital contributions from parent	89,874	125,935
Dividends paid to parent	(155,726)	(133,671)
Net cash provided by (used in) financing activities	54,251	(32,782)

Net change in cash and cash equivalents	3,312	31,682
Cash and cash equivalents at beginning of period	42,605	40,597
Cash and cash equivalents at end of period	$45,917	$72,279

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(100,217)	$(93,318)
Cash received for income taxes, net	4,286	59,175
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$116,698	$85,735

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2016	Dec. 31, 2015
Assets
Current assets
Cash and cash equivalents	$45,917	$42,605
Accounts receivable, net	304,837	292,806
Accounts receivable from affiliates	28,044	32,850
Investments in utility money pool arrangement	140,000	—
Accrued unbilled revenues	212,371	227,102
Inventories	313,270	343,916
Regulatory assets	182,052	187,793
Derivative instruments	30,015	18,941
Deferred income taxes	72,661	15,577
Prepayments and other	39,932	89,559
Total current assets	1,369,099	1,251,149

Property, plant and equipment, net	12,928,362	12,807,338

Other assets
Nuclear decommissioning fund and other investments	1,799,298	1,758,208
Regulatory assets	1,191,984	1,159,217
Derivative instruments	22,946	22,334
Other	5,845	1,385
Total other assets	3,020,073	2,941,144
Total assets	$17,317,534	$16,999,631

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$10	$11
Short-term debt	—	223,000
Accounts payable	360,691	350,660
Accounts payable to affiliates	49,929	59,785
Regulatory liabilities	76,957	43,920
Taxes accrued	193,372	225,361
Accrued interest	67,975	66,979
Dividends payable to parent	80,484	73,498
Derivative instruments	17,087	17,211
Customer Deposits	122,235	94,388
Other	133,554	177,795
Total current liabilities	1,102,294	1,332,608

Deferred credits and other liabilities
Deferred income taxes	2,684,664	2,572,087
Deferred investment tax credits	24,998	25,838
Regulatory liabilities	468,757	491,887
Asset retirement obligations	2,388,208	2,331,092
Derivative instruments	120,654	128,213
Pension and employee benefit obligations	292,938	339,663
Other	134,044	114,768
Total deferred credits and other liabilities	6,114,263	6,003,548

Commitments and contingencies
Capitalization
Long-term debt	4,841,577	4,496,410
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at June 30, 2016 and Dec. 31, 2015, respectively	10	10
Additional paid in capital	3,405,564	3,323,810
Retained earnings	1,874,419	1,864,326
Accumulated other comprehensive loss	(20,593)	(21,081)
Total common stockholder’s equity	5,259,400	5,167,065
Total liabilities and equity	$17,317,534	$16,999,631
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2016 and Dec. 31, 2015; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2016 and 2015; and its cash flows for the six months ended June 30, 2016 and 2015. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2016 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2015 balance sheet information has been derived from the audited 2015 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015, filed with the SEC on Feb. 22, 2016. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Stock Compensation — In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting, Topic 718 (ASU 2016-09), which amends existing guidance to simplify several aspects of accounting and presentation for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as presentation in the statement of cash flows. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. NSP-Minnesota does not expect the implementation of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of presentation as an asset. NSP-Minnesota implemented the new guidance as required on Jan. 1, 2016, and as a result, $36.9 million of deferred debt issuance costs were presented as a deduction from the carrying amount of long-term debt on the consolidated balance sheet as of March 31, 2016, and $37.7 million of such deferred costs were retrospectively reclassified from other non-current assets to long-term debt on the consolidated balance sheet as of Dec. 31, 2015.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2016	Dec. 31, 2015
Accounts receivable, net
Accounts receivable	$322,275	$313,556
Less allowance for bad debts	(17,438)	(20,750)
	$304,837	$292,806

(Thousands of Dollars)	June 30, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$213,237	$200,888
Fuel	83,974	104,499
Natural gas	16,059	38,529
	$313,270	$343,916

(Thousands of Dollars)	June 30, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$16,394,295	$16,256,887
Natural gas plant	1,264,860	1,248,408
Common and other property	639,731	624,409
Construction work in progress	785,838	545,535
Total property, plant and equipment	19,084,724	18,675,239
Less accumulated depreciation	(6,495,449)	(6,251,498)
Nuclear fuel	2,461,008	2,447,251
Less accumulated amortization	(2,121,921)	(2,063,654)
	$12,928,362	$12,807,338

4.	Income Taxes

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

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of June 30, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 and 2013 claims, the recently filed 2014 claim, and the anticipated claim for 2015. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). During the second quarter of 2016 the IRS audit team presented their case to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the Appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of June 30, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2016, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In June 2016, Minnesota began an audit of years 2010 through 2014. As of June 30, 2016 Minnesota had not proposed any adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$20.8	$20.1
Unrecognized tax benefit — Temporary tax positions	37.5	35.3
Total unrecognized tax benefit	$58.3	$55.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(16.9)	$(15.2)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress, the Minnesota audit progresses, and other state audits resume. As the IRS Appeals and IRS and Minnesota audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $32 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2016 and Dec. 31, 2015 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2016 or Dec. 31, 2015.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 and in Note 5 to NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

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

In December 2015, the MPUC approved interim rates for 2016.
Intervenor Testimony:
In June 2016, intervening parties filed direct testimony proposing modifications to NSP-Minnesota’s rate request. The Minnesota Department of Commerce (DOC) subsequently filed revised testimony recommending an increase of approximately $45.6 million in 2016, a step increase of $53.8 million for 2017, and a step decrease of $5.0 million for 2018, based on a recommended ROE of 9.06 percent and an equity ratio of 52.50 percent.

Based on NSP-Minnesota’s interpretation of the DOC’s testimony, certain recommended adjustments of approximately $72.7 million would not be expected to impact earnings, assuming MPUC approval. The following table summarizes NSP-Minnesota’s estimate of the DOC’s recommendations:

(Millions of Dollars)	2016	2017 Step	2018 Step	Total
Filed rate request	$194.6	$52.1	$50.4	$297.1

DOC recommended adjustments:
ROE	(65.0)	0.3	1.0	(63.7)
Sales forecast	(39.4)	—	—	(39.4)
Property tax	(5.2)	(0.3)	(0.1)	(5.6)
Depreciation life	(8.0)	0.4	(2.2)	(9.8)
Purchased demand timing changes	—	—	(19.4)	(19.4)
Nuclear capital costs	(3.6)	0.8	(11.2)	(14.0)
Tax related items	(12.2)	18.4	(6.9)	(0.7)
Operating and maintenance (O&M)	(15.5)	(17.8)	(16.7)	(50.0)
Other, net	(0.1)	(0.1)	0.1	(0.1)
Total DOC Adjustments	(149.0)	1.7	(55.4)	(202.7)

Total DOC recommended rate increase	$45.6	$53.8	$(5.0)	$94.4
Estimated non-earnings DOC adjustments:
Depreciation life	8.0	(0.4)	2.2	9.8
Sales forecast	37.4	—	—	37.4
Property tax	5.2	0.3	0.1	5.6
Purchased demand timing changes	—	—	19.4	19.4
Other	0.5	—	—	0.5
Total estimated non-earnings adjustments	51.1	(0.1)	21.7	72.7
Total pre-tax earnings impact	$96.7	$53.7	$16.7	$167.1

The DOC also presented several nuclear recommendations related to capital recovery for spent fuel storage investments and Prairie Island life cycle management (LCM) projects.

•
The use of certificate of need estimates as a recovery cap, and/or provisionally exclude recovery of amounts in excess of the cap unless the costs are deemed reasonable by the DOC’s nuclear consultant and/or the MPUC.

•
No recovery of a portion of capital costs associated with Monticello fuel storage Cask 16, representing the amount beyond the originally anticipated project cost, or approximately $15 million. The additional costs incurred were for testing of cask lid welds to demonstrate compliance with Nuclear Regulatory Commission (NRC) requirements.

Settlement Agreement
In August 2016, NSP-Minnesota reached a settlement in principal with several of the parties, which resolves all revenue requirement issues in dispute. The terms and conditions of the agreement are still subject to final documentation. The settlement agreement requires the approval of the MPUC.

The next steps in the procedural schedule are expected to be as follows:

•	Rebuttal testimony — Aug. 9, 2016;

•	Surrebuttal testimony — Sept. 16, 2016;

•	Settlement conference — Sept. 26, 2016;

•	Evidentiary hearing — Oct. 4-7, 2016;

•	Administrative Law Judge report — Feb. 21, 2017; and

•	MPUC order — June 1, 2017.

A current liability representing NSP-Minnesota’s best estimate of a refund obligation for 2016 associated with interim rates was recorded as of June 30, 2016.

NSP-Minnesota – Gas Utility Infrastructure Costs (GUIC) Rider — In July 2016, the MPUC verbally approved NSP-Minnesota’s request to recover approximately $15 million in natural gas infrastructure costs through the GUIC Rider, based on NSP-Minnesota’s proposed capital structure and a ROE of 9.64 percent, as proposed by the DOC. Recovery was approved for the 15-month period from January 2016 to March 2017.

Annual Automatic Adjustment (AAA) of Charges — In June 2016, the DOC recommended the MPUC should hold utilities responsible for incremental costs of replacement power incurred due to unplanned outages at nuclear facilities under certain circumstances. As it pertains to NSP-Minnesota, the DOC’s recommendation could impact replacement power cost recovery for the Prairie Island (PI) nuclear facility outages allocated to the Minnesota jurisdiction during the 2015 AAA fiscal year. NSP-Minnesota expects a MPUC decision in mid-2017.

Nuclear Project Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello LCM/extended power uprate (EPU) project. The multi-year project extended the life of the facility and increased the capacity from 600 to 671 megawatts (MW) in 2015. The Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes allowance for funds used during construction (AFUDC). In 2008, project expenditures were initially estimated at approximately $320 million, excluding AFUDC.

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

In December 2015, an ALJ initial decision recommended the FERC approve a ROE of 10.32 percent. A FERC order is expected to be issued in late 2016 or in 2017.

In February 2015, a second complaint was filed seeking to reduce the MISO region ROE from 12.38 percent to 8.67 percent, prior to any adder.  The FERC set the second complaint for hearings, and established a refund effective date of Feb. 12, 2015. The MPUC, the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission and the DOC joined a joint complainant/intervenor initial brief recommending an ROE of either 8.82 percent or 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. On June 30, 2016, the ALJ issued an initial decision recommending a ROE of 9.7 percent, the midpoint of the upper half of the discounted cash flow (DCF) range, with refunds for the 15 month period beginning Feb. 12, 2015. A FERC decision is expected in 2017.

FERC approved of a 50 basis point ROE adder for RTO membership, effective Jan. 6, 2015, subject to the outcome of the ROE complaint. Under FERC policy, the total ROE including the RTO membership adder cannot exceed the top of the DCF range.

NSP-Minnesota has recorded a current liability representing the best estimate of a refund obligation associated with the new ROE, including the RTO membership adder, as of June 30, 2016. The new FERC ROE methodology is estimated to reduce transmission revenue, net of expense, between $8 million and $10 million, annually, for the NSP System.

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

NSP-Minnesota had approximately 1,069 MW of capacity under long-term PPAs as of June 30, 2016 and Dec. 31, 2015, with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2028.

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

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	June 30, 2016	Dec. 31, 2015
Guarantee issued and outstanding	$4.8	$4.8

Environmental Contingencies

Fargo, N.D. Manufactured Gas Plant (MGP) Site — In May 2015, underground pipes, tars and impacted soils were discovered in Fargo, N.D., which may be related to a former MGP site operated by NSP-Minnesota or a prior company. NSP-Minnesota has removed the impacted soils and other materials from the project area. NSP-Minnesota is undertaking further investigation of the location of the historic MGP site and nearby properties. In October 2015, NSP-Minnesota initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota agreed to the parties’ request for a stay of the litigation until November 2016 to allow NSP-Minnesota time to further investigate site conditions.

As of June 30, 2016 and Dec. 31, 2015, NSP-Minnesota had recorded a liability of $1.6 million and $2.7 million, respectively, related to further investigation and additional planned activities. Uncertainties include the nature and cost of the additional remediation efforts that may be necessary, the ability to recover costs from insurance carriers and the potential for contributions from entities that may be identified as potentially responsible parties. Therefore, the total cost of remediation, NSP-Minnesota’s potential liability and amounts allocable to the North Dakota and Minnesota jurisdictions related to the site cannot currently be reasonably estimated. In December 2015, the NDPSC approved NSP-Minnesota’s request to defer the portion of investigation and response costs allocable to the North Dakota jurisdiction.

Environmental Requirements

Water and Waste
Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In April 2015, the United States Environmental Protection Agency (EPA) published a final rule regulating the management and disposal of coal combustion byproducts (coal ash) as a nonhazardous waste. Under the final rule, NSP-Minnesota’s costs to manage and dispose of coal ash has not significantly increased.

In 2015, industry and environmental non-governmental organizations sought judicial review of the final rule. In June 2016, the D.C Circuit issued an order remanding and vacating certain elements of the rule as a result of partial settlements with these parties. Oral arguments are expected to be heard in the second half of 2016 and a final decision is anticipated in early 2017. Until a final decision is reached in the case, it is uncertain whether the litigation or partial settlements will have any significant impact on results of operations, financial position or cash flows on NSP-Minnesota.

Air
Implementation of the National Ambient Air Quality Standard (NAAQS) for Sulfur Dioxide (SO2) — The EPA adopted a more stringent NAAQS for SO2 in 2010. The EPA is requiring states to evaluate areas in three phases. If an area is designated as nonattainment, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan, which would be due in 18 months, designed to achieve the NAAQS within five years. It is anticipated the areas near NSP-Minnesota’s power plants will be evaluated in the next designation phase, ending December 2017. NSP-Minnesota’s King and Sherco plants already utilize scrubbers to control SO2 emissions. NSP-Minnesota cannot evaluate the impacts until the designation of nonattainment areas is made and any required state plans are developed. NSP-Minnesota believes that, should SO2 control systems be required for a plant, compliance costs will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	25	5
Maximum amount outstanding	117	69
Weighted average interest rate, computed on a daily basis	0.66%	0.53%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$500	$500
Amount outstanding at period end	—	223
Average amount outstanding	64	96
Maximum amount outstanding	231	327
Weighted average interest rate, computed on a daily basis	0.59%	0.43%
Weighted average interest rate at period end	N/A	0.72

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2016 and Dec. 31, 2015, there were $18 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

Credit Facility — In order to use its commercial paper program, NSP-Minnesota must have a credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available credit facility capacity. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At June 30, 2016, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$18	$482

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2016 and Dec. 31, 2015.

Amended Credit Agreements - In June 2016, NSP-Minnesota entered into an amended five-year credit agreement with a syndicate of banks. The total borrowing limit under the amended credit agreement remained at $500 million. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with the following exceptions:

•	The maturity extended from October 2019 to June 2021.

•
The Eurodollar borrowing margins on these lines of credit were reduced to a range of 75 to 150 basis points per year, from a range of 87.5 to 175 basis points per year, based upon applicable long-term credit ratings.

•
The commitment fees, calculated on the unused portion of the lines of credit, were reduced to a range of 6 to 22.5 basis points per year, from a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

NSP-Minnesota has the right to request an extension of the revolving credit facility termination date for two additional one-year periods, subject to majority bank group approval.

Long-Term Borrowings

In May, NSP-Minnesota issued $350 million of 3.6 percent first mortgage bonds due May 15, 2046.

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

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds, international equity funds, private equity investments and real estate investments are measured using a net asset value (NAV) methodology, which takes into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per-share market value. The investments in commingled funds and international equity funds may be redeemed for net asset value with proper notice. Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments, referred to as financial transmission rights (FTRs). FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by transmission load and transmission constraints. Congestion is also influenced by the operating schedules of power plants and the consumption of electricity. Unplanned plant outages, scheduled plant maintenance, changes in the costs of fuels used in generation, weather and changes in demand for electricity can each impact the operating schedules of the power plants and the value of an FTR. NSP-Minnesota’s valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Given the limited observability of management’s forecasts for several of the inputs to this complex valuation model fair value measurements for FTRs have been assigned a Level 3. Monthly settlements for non-trading FTRs are included in fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of NSP-Minnesota’s FTRs relative to its electric utility operations, the numerous unobservable quantitative inputs to the complex model used for valuation of FTRs are insignificant to the consolidated financial statements of NSP-Minnesota.

Non-Derivative Instruments Fair Value Measurements

Nuclear Decommissioning Fund

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

NSP-Minnesota recognizes the costs of funding the decommissioning of its nuclear generating plants over the lives of the plants, assuming rate recovery of all costs. Realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs, given the purpose and legal restrictions on the use of nuclear decommissioning fund assets. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning.

Unrealized gains for the nuclear decommissioning fund were $336.5 million and $328.8 million at June 30, 2016 and Dec. 31, 2015, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $95.2 million and $100.2 million at June 30, 2016 and Dec. 31, 2015, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at June 30, 2016 and Dec. 31, 2015:

	June 30, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$15,749	$15,749	$—	$—	$—	$15,749
Commingled funds	389,700	—	—	—	411,788	411,788
International equity funds	259,090	—	—	—	236,087	236,087
Private equity investments	119,370	—	—	—	166,054	166,054
Real estate	72,956	—	—	—	102,144	102,144
Debt securities:
Government securities	35,199	—	35,828	—	—	35,828
U.S. corporate bonds	96,110	—	91,350	—	—	91,350
International corporate bonds	19,959	—	19,394	—	—	19,394
Municipal bonds	11,966	—	12,826	—	—	12,826
Asset-backed securities	2,844	—	2,881	—	—	2,881
Mortgage-backed securities	10,708	—	11,180	—	—	11,180
Equity securities:
Common stock	479,865	649,521	—	—	—	649,521
Total	$1,513,516	$665,270	$173,459	$—	$916,073	$1,754,802

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $44.5 million of rabbi trust assets and miscellaneous investments.

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

For the six months ended June 30, 2016 and 2015 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at June 30, 2016:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$10,659	$982	$24,187	$35,828
U.S. corporate bonds	261	26,988	59,368	4,733	91,350
International corporate bonds	—	3,966	12,368	3,060	19,394
Municipal bonds	—	212	4,248	8,366	12,826
Asset-backed securities	—	—	2,881	—	2,881
Mortgage-backed securities	—	—	—	11,180	11,180
Debt securities	$261	$41,825	$79,847	$51,526	$173,459

Rabbi Trusts

In June 2016, NSP-Minnesota established a rabbi trust to provide funding for future distributions of its nonqualified pension plan. The following table presents the cost and fair value of the assets held in rabbi trust at June 30, 2016:

	June 30, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$7,448	$7,448	$—	$—	$7,448
Mutual funds	1,593	1,778	—	—	1,778
Total	$9,041	$9,226	$—	$—	$9,226

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

An immaterial amount of mutual funds were held in rabbi trusts at Dec. 31, 2015.

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

At June 30, 2016, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

Wholesale and Commodity Trading Risk — NSP-Minnesota conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments. NSP-Minnesota’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee.

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

At June 30, 2016, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2016 and 2015.

At June 30, 2016, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at June 30, 2016 and Dec. 31, 2015:

(Amounts in Thousands) (a)(b)	June 30, 2016	Dec. 31, 2015
Megawatt hours of electricity	71,297	43,611
Million British thermal units of natural gas	42,991	7,971
Gallons of vehicle fuel	39	77

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2016 and 2015 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended June 30, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$346	(a)	$—		$—
Vehicle fuel and other commodity	12	—	26	(b)	—		—
Total	$12	$—	$372		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$269	(c)
Electric commodity	—	(1,193)	—		13,572	(d)	—
Natural gas commodity	—	379	—		—		—
Total	$—	$(814)	$—		$13,572		$269

	Six Months Ended June 30, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$692	(a)	$—		$—
Vehicle fuel and other commodity	10	—	57	(b)	—		—
Total	$10	$—	$749		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1,261	(c)
Electric commodity	—	(2,752)	—		24,284	(d)	—
Natural gas commodity	—	(253)	—		3,460	(e)	(1,595)	(e)
Total	$—	$(3,005)	$—		$27,744		$(334)

	Three Months Ended June 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$346	(a)	$—		$—
Vehicle fuel and other commodity	15	—	16	(b)	—		—
Total	$15	$—	$362		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$4,210	(c)
Electric commodity	—	(3,517)	—		(6,327)	(d)	—
Natural gas commodity	—	56	—		—	(e)	—	(e)
Total	$—	$(3,461)	$—		$(6,327)		$4,210

	Six Months Ended June 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$686	(a)	$—		$—
Vehicle fuel and other commodity	5	—	30	(b)	—		—
Total	$5	$—	$716		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$7,902	(c)
Electric commodity	—	(12,223)	—		(11,520)	(d)	—
Natural gas commodity	—	18	—		(2,751)	(e)	3,008	(e)
Total	$—	$(12,205)	$—		$(14,271)		$10,910

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2016 and 2015. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Consideration of Credit Risk and Concentrations — NSP-Minnesota monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions. Given this assessment, as well as an assessment of the impact of NSP-Minnesota’s own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

NSP-Minnesota employs additional credit risk control mechanisms, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

NSP-Minnesota’s most significant concentrations of credit risk are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At June 30, 2016, five of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $20.1 million or 58 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $6.6 million or 19 percent of this credit exposure, were not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. The remaining two most significant counterparties, comprising $7.1 million or 21 percent of this credit exposure, had credit quality less than investment grade, based on ratings from internal analysis. Nine of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. At June 30, 2016 and Dec. 31, 2015, there were no derivative instruments in a liability position that would have required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2016 and Dec. 31, 2015.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at June 30, 2016:

	June 30, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$3,428	$9,669	$—	$13,097	$(8,067)	$5,030
Electric commodity	—	—	24,130	24,130	(642)	23,488
Natural gas commodity	—	879	—	879	—	879
Total current derivative assets	$3,428	$10,548	$24,130	$38,106	$(8,709)	29,397
PPAs (a)						618
Current derivative instruments						$30,015
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$997	$28,051	$—	$29,048	$(6,986)	$22,062
Total noncurrent derivative assets	$997	$28,051	$—	$29,048	$(6,986)	22,062
PPAs (a)						884
Noncurrent derivative instruments						$22,946

	June 30, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$45	$—	$45	$—	$45
Other derivative instruments:
Commodity trading	3,238	8,319	—	11,557	(8,625)	2,932
Electric commodity	—	—	642	642	(642)	—
Total current derivative liabilities	$3,238	$8,364	$642	$12,244	$(9,267)	2,977
PPAs (a)						14,110
Current derivative instruments						$17,087
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$1,086	$19,786	$—	$20,872	$(11,162)	$9,710
Total noncurrent derivative liabilities	$1,086	$19,786	$—	$20,872	$(11,162)	9,710
PPAs (a)						110,944
Noncurrent derivative instruments						$120,654

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2016. At June 30, 2016, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $4.7 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30
(Thousands of Dollars)	2016	2015
Balance at April 1	$5,124	$10,972
Purchases	27,870	40,162
Settlements	(6,981)	(7,294)
Net transactions recorded during the period:
Gains recognized in earnings (a)	22	1,220
Losses recognized as regulatory assets and liabilities	(2,547)	(9,697)
Balance at June 30	$23,488	$35,363

	Six Months Ended June 30
(Thousands of Dollars)	2016	2015
Balance at Jan. 1	$12,969	$40,271
Purchases	27,870	41,025
Settlements	(12,039)	(18,845)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(2)	1,280
Losses recognized as regulatory assets and liabilities	(5,310)	(28,368)
Balance at June 30	$23,488	$35,363

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2016 and 2015.

Fair Value of Long-Term Debt

As of June 30, 2016 and Dec. 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2016		Dec. 31, 2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$4,841,587	$5,730,663	$4,496,421	$4,917,080

(a)
Amounts reflect the classification of debt issuance costs as a deduction from the carrying amount of the related debt. See Note 2, Accounting Pronouncements for more information on the adoption of ASU 2015-03.

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2016 and Dec. 31, 2015, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other (Expense) Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2016	2015	2016	2015
Interest income	$129	$92	$3,465	$3,424
Other nonoperating income	107	60	271	92
Insurance policy expense	(823)	(428)	(1,463)	(1,831)
Other (expense) income, net	$(587)	$(276)	$2,273	$1,685

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2016
Operating revenues (a)(b)	$1,016,471	$64,371	$7,258	$—	$1,088,100
Intersegment revenues	262	86	—	(348)	—
Total revenues	$1,016,733	$64,457	$7,258	$(348)	$1,088,100
Net income (loss)	$78,781	$458	$(1,063)	$—	$78,176

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2015
Operating revenues (a)(b)	$999,872	$75,239	$6,863	$—	$1,081,974
Intersegment revenues	253	106	—	(359)	—
Total revenues	$1,000,125	$75,345	$6,863	$(359)	$1,081,974
Net income (loss)	$90,697	$(16,422)	$(94)	$—	$74,181

(a)	Operating revenues include $113 million and $118 million of affiliate electric revenue for the three months ended June 30, 2016 and 2015, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended June 30, 2016 and 2015.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2016
Operating revenues (a)(b)	$2,050,114	$258,501	$14,118	$—	$2,322,733
Intersegment revenues	407	248	—	(655)	—
Total revenues	$2,050,521	$258,749	$14,118	$(655)	$2,322,733
Net income (loss)	$150,102	$23,600	$(897)	$—	$172,805

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2015
Operating revenues (a)(b)	$2,006,026		$354,706	$13,724	$—	$2,374,456
Intersegment revenues	386		516	—	(902)	—
Total revenues	$2,006,412		$355,222	$13,724	$(902)	$2,374,456
Net income (loss)	$61,098	(c)	$23,850	$(3,843)	$—	$81,105

(a)	Operating revenues include $238 million and $243 million of affiliate electric revenue for the six months ended June 30, 2016 and 2015, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the six months ended June 30, 2016 and 2015.

(c)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,077	$7,889	$31	$40
Interest cost	11,358	10,803	981	953
Expected return on plan assets	(15,236)	(15,707)	(43)	(30)
Amortization of prior service cost (credit)	234	234	(759)	(759)
Amortization of net loss	9,194	11,548	401	523
Net periodic benefit cost	12,627	14,767	611	727
Costs not recognized due to the effects of regulation	(5,296)	(7,843)	—	—
Net benefit cost recognized for financial reporting	$7,331	$6,924	$611	$727

	Six Months Ended June 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$14,154	$15,778	$62	$80
Interest cost	22,716	21,607	1,962	1,907
Expected return on plan assets	(30,472)	(31,415)	(86)	(60)
Amortization of prior service cost (credit)	468	468	(1,518)	(1,518)
Amortization of net loss	18,388	23,096	802	1,046
Net periodic benefit cost	25,254	29,534	1,222	1,455
Costs not recognized due to the effects of regulation	(10,592)	(15,685)	—	—
Net benefit cost recognized for financial reporting	$14,662	$13,849	$1,222	$1,455

In January 2016, contributions of $125.0 million were made across four of Xcel Energy’s pension plans, of which $49.4 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2016.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at April 1	$(18,868)	$105	$(2,077)	$(20,840)
Other comprehensive income before reclassifications	7	—	—	7
Losses reclassified from net accumulated other comprehensive loss	221	—	19	240
Net current period other comprehensive income	228	—	19	247
Accumulated other comprehensive (loss) income at June 30	$(18,640)	$105	$(2,058)	$(20,593)

	Three Months Ended June 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at April 1	$(19,707)	$106	$(1,016)	$(20,617)
Other comprehensive income before reclassifications	9	1	—	10
Losses (gains) reclassified from net accumulated other comprehensive loss	214	—	(6)	208
Net current period other comprehensive income (loss)	223	1	(6)	218
Accumulated other comprehensive (loss) income at June 30	$(19,484)	$107	$(1,022)	$(20,399)

	Six Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,090)	$105	$(2,096)	$(21,081)
Other comprehensive income before reclassifications	6	—	—	6
Losses reclassified from net accumulated other comprehensive loss	444	—	38	482
Net current period other comprehensive income	450	—	38	488
Accumulated other comprehensive (loss) income at June 30	$(18,640)	$105	$(2,058)	$(20,593)

	Six Months Ended June 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,909)	$105	$(1,010)	$(20,814)
Other comprehensive income before reclassifications	2	2	—	4
Losses (gains) reclassified from net accumulated other comprehensive loss	423	—	(12)	411
Net current period other comprehensive income (loss)	425	2	(12)	415
Accumulated other comprehensive (loss) income at June 30	$(19,484)	$107	$(1,022)	$(20,399)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(Gains) losses on cash flow hedges:
Interest rate derivatives	$346	(a)	$346	(a)
Vehicle fuel derivatives	26	(b)	16	(b)
Total, pre-tax	372		362
Tax benefit	(151)		(148)
Total, net of tax	221		214
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	83	(c)	40	(c)
Prior service credit	(49)	(c)	(48)	(c)
Total, pre-tax	34		(8)
Tax (benefit) expense	(15)		2
Total, net of tax	19		(6)
Total amounts reclassified, net of tax	$240		$208

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(Gains) losses on cash flow hedges:
Interest rate derivatives	$692	(a)	$686	(a)
Vehicle fuel derivatives	57	(b)	30	(b)
Total, pre-tax	749		716
Tax benefit	(305)		(293)
Total, net of tax	444		423
Defined benefit pension and postretirement (gains) losses:
Amortization of net loss	166	(c)	77	(c)
Prior service credit	(98)	(c)	(99)	(c)
Total, pre-tax	68		(22)
Tax (benefit) expense	(30)		10
Total, net of tax	38		(12)
Total amounts reclassified, net of tax	$482		$411

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2016), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

NSP-Minnesota’s net income was approximately $172.8 million for the six months ended June 30, 2016, compared with approximately $81.1 million for the same period in 2015. The impact of the 2015 Monticello LCM/EPU project loss along with higher electric revenue, primarily due to an electric rate increase in Minnesota (interim, subject to refund), and non-fuel riders were partially offset by higher depreciation, property taxes, O&M expenses and interest charges. See Note 5 to the consolidated financial statements for further discussion of the Monticello LCM/EPU project loss.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2016	2015
Electric revenues	$2,050	$2,006
Electric fuel and purchased power	(713)	(783)
Electric margin	$1,337	$1,223

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (a)	$58
Transmission revenue	18
Non-fuel riders	17
Trading	10
Conservation program revenue (offset by expenses)	9
Fuel and purchased power cost recovery	(67)
Other, net	(1)
Total increase in electric revenues	$44

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (a)	$58
Non-fuel riders	17
Interchange revenues from NSP-Wisconsin	13
Conservation program revenue (offset by expenses)	9
Transmission revenue, net of costs	6
Other, net	11
Total increase in electric margin	$114

(a)	Increase is primarily related to the Minnesota Electric Rate Case (interim, subject to and net of estimated provision for refund). See Note 5 to the consolidated financial statements.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2016	2015
Natural gas revenues	$259	$355
Cost of natural gas sold and transported	(145)	(239)
Natural gas margin	$114	$116

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(93)
Estimated impact of weather	(6)
Conservation program revenue (offset by expenses)	3
Total decrease in natural gas revenues	$(96)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Estimated impact of weather	$(6)
Conservation program revenue (offset by expenses)	3
Other, net	1
Total decrease in natural gas margin	$(2)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $13.5 million, or 2.2 percent, for the six months ended June 30, 2016, compared with the same period in 2015. The increase was primarily due to interchange agreement billings with NSP-Wisconsin related to transmission projects placed in service, which were partially offset by the timing of plant outages and less discovery work along with lower nuclear outage and amortization costs.

Conservation Program Expenses — Conservation program expenses increased $11.4 million for the six months ended June 30, 2016, compared with the same period in 2015. The increase was primarily attributable to higher electric and natural gas recovery rates. Higher conservation program expenses are generally offset by higher revenues.

Depreciation and Amortization — Depreciation and amortization expense increased $58.9 million, or 25.1 percent, for the six months ended June 30, 2016, compared with the same period in 2015. The increase was primarily attributable to capital investments, including Pleasant Valley and Border Wind Farms which were placed into service in late 2015, and the effect of prior regulatory commission actions (e.g. theoretical reserves and DOE settlements).

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $14.0 million, or 11.5 percent, for the six months ended June 30, 2016, compared with the same period in 2015. The increase was due to higher property taxes primarily in Minnesota.

Interest Charges — Interest charges increased $9.3 million, or 9.2 percent, for the six months ended June 30, 2016, compared with the same period in 2015. The increase was related to higher long-term debt levels, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense increased $39.5 million for the six months ended June 30, 2016, compared with the same period in 2015. The increase in income tax expense was primarily due to higher pre-tax earnings in 2016 partially offset by an increase in wind production tax credits in 2016. The ETR was 32.2 percent for the six months ended June 30, 2016, compared with 34.3 percent for the same period in 2015. The lower ETR in 2016 is primarily due to increased wind production tax credits.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, and Public Utility Regulation included in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

NSP System Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Integrated Resource Plan (the Plan) with the MPUC.

Subsequently, NSP-Minnesota proposed revisions to the Plan, which addressed stakeholder recommendations as well as the Clean Power Plan (CPP) issued by the EPA. The revised Plan is based on four primary elements: (1) accelerate the transition from coal energy to renewables, (2) preserve regional system reliability, (3) pursue energy efficiency gains and grid modernization, and (4) ensure customer benefits. The provisions included in the Plan would allow for a 60 percent reduction in carbon emissions from 2005 levels by 2030 and is expected to result in 63 percent of NSP System energy being carbon-free by 2030. NSP-Minnesota believes its Plan provides substantial opportunities for the ownership of renewable generation and replacement cost generation.

Specific terms of the proposal include:

•	The addition of 800 MW of wind and 400 MW of utility scale solar to the pre-2020 time-frame;

•	The addition of 1000 MW of wind and 1000 MW of utility scale solar between 2020-2030;

•	The retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026;

•	The addition of a 230 MW natural gas combustion turbine in North Dakota by the end of 2025;

•	Replacement of Sherco coal generation with a 786 MW natural gas combined cycle unit at the Sherco site no later than 2026; and

•	Operation of the Monticello and PI nuclear plants through their current license periods in the early 2030’s.

In January 2016, NSP-Minnesota filed supplemental economic and technical information in support of its revised Plan. Additionally, NSP-Minnesota addressed forecasted cost increases at PI (through end of licensed life) and committed to provide additional information if the MPUC wishes to further explore alternatives to operating PI through its current license periods. In July 2016, the DOC submitted its comments, which:

•	Concluded NSP-Minnesota’s revised Plan is the most cost-effective after analyzing alternative retirement scenarios for Sherco Units 1 and 2 and a possible retirement of the King plant;

•	Recommended a separate detailed analysis of early PI retirement;

•	Recommended no additional solar beyond the community solar gardens program for the first five years; and

•	Recommended adding up to 1,000 MW of wind by 2019.

The MPUC is expected to make a decision on the Plan in late 2016.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 12 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1. of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, and Nuclear Power Operations included in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

Summary of Recent Federal Regulatory Developments

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas.  The DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) recently released proposed rules that address this verification requirement along with a number of other significant changes to gas transmission regulations.  These changes include requirements around use of automatic or remote-controlled shut-off valves; testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also includes a maximum penalty for violating pipeline safety rules of $2 million per day for related violations.

NSP-Minnesota recently commented on the proposed rules and continues to analyze the proposed rule changes as they relate to costs, current operations and financial results.  PHMSA has indicated that they intend for the rules to go into effect in late 2016.

NSP-Minnesota has been taking actions that were intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.  NSP-Minnesota can generally recover costs to comply with the transmission and distribution integrity management programs through the GUIC rider.

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — The FERC has adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. Two complaints against the MISO TOs, including NSP-Minnesota and NSP-Wisconsin, are pending FERC action after issuance of initial decisions by ALJs in December 2015 and June 2016, respectively. FERC is not expected to issue orders in any of the litigated ROE complaint proceedings until later in 2016 or 2017. See Note 5 to the consolidated financial statements for discussion of the MISO ROE Complaints.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, the MISO TOs, including NSP-Minnesota and NSP-Wisconsin filed separate changes to their transmission formula rates to modify the treatment of ADIT to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings were intended to ensure that NSP-Minnesota and NSP-Wisconsin are in compliance with IRS rules and may continue to use accelerated tax depreciation. In December 2015, the FERC partially accepted the proposed NSP-Minnesota and NSP-Wisconsin transmission formula rate changes, but rejected the changes regarding the treatment of ADIT in the formula rate true-up. NSP-Minnesota and NSP-Wisconsin sought clarification or rehearing of the FERC order partially rejecting the NSP System filing. FERC action on the NSP-Minnesota and NSP-Wisconsin request for clarification remains pending.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2016, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Effective January 2016, NSP-Minnesota implemented the general ledger modules of a new enterprise resource planning (ERP) system to improve certain financial and related transaction processes. During 2016 and 2017, NSP-Minnesota will continue implementing additional modules and expects to begin conversion of existing work management systems to this new ERP system. In connection with this ongoing implementation, NSP-Minnesota has updated and will continue updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures.  NSP-Minnesota does not expect the implementation of the additional modules to materially affect its internal control over financial reporting.

No changes in NSP-Minnesota’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting.

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
4.01*
Supplemental Trust Indenture dated as of May 1, 2016 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $350,000,000 principal amount of 3.600 percent First Mortgage Bonds, Series due May 15, 2046. (Exhibit 4.01 to Form 8-K of NSP-Minnesota dated May 31, 2016 (file no. 001-31387)).

10.01*+	Fifth Amendment dated May 3, 2016 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy dated Aug. 4, 2016 (file no. 001-03034)).
10.02*
Second Amended and Restated Credit Agreement, dated as of June 20, 2016 among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents. (Exhibit 99.02 to Form 8-K of Xcel Energy, dated June 20, 2016 (file no. 001-03034)).

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
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

Aug. 4, 2016	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)