Form 10-Q
period 2016-09-30
NORTHERN STATES POWER CO
filed 2016-10-31
CIK 1123852

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 31, 2016
Common Stock, $0.01 par value	1,000,000 shares
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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2016	2015	2016	2015
Operating revenues
Electric, non-affiliates	$1,161,259	$1,072,207	$2,973,350	$2,835,528
Electric, affiliates	121,315	116,136	359,338	358,841
Natural gas	55,519	53,354	314,020	408,060
Other	7,286	7,143	21,404	20,867
Total operating revenues	1,345,379	1,248,840	3,668,112	3,623,296

Operating expenses
Electric fuel and purchased power	435,560	433,993	1,148,818	1,217,192
Cost of natural gas sold and transported	19,105	16,742	163,608	255,350
Cost of sales — other	4,898	4,563	14,185	13,357
Operating and maintenance expenses	315,298	290,865	954,334	916,427
Conservation program expenses	23,926	17,573	67,424	49,662
Depreciation and amortization	149,408	119,630	442,649	353,950
Taxes (other than income taxes)	49,763	54,784	186,100	177,103
Loss on Monticello life cycle management/extended power uprate project	—	—	—	124,226
Total operating expenses	997,958	938,150	2,977,118	3,107,267

Operating income	347,421	310,690	690,994	516,029

Other (expense) income, net	(439)	(296)	1,834	1,389
Allowance for funds used during construction — equity	7,983	7,456	21,011	19,070

Interest charges and financing costs
Interest charges — includes other financing costs of $1,822, $1,706, $5,325, and $4,953, respectively	57,859	53,152	168,010	154,008
Allowance for funds used during construction — debt	(3,591)	(3,428)	(9,575)	(9,182)
Total interest charges and financing costs	54,268	49,724	158,435	144,826

Income before income taxes	300,697	268,126	555,404	391,662
Income taxes	94,145	92,577	176,047	135,008
Net income	$206,552	$175,549	$379,357	$256,654

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2016	2015	2016	2015
Net income	$206,552	$175,549	$379,357	$256,654

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses (gains) included in net periodic benefit cost, net of tax of $15, $(4), $45 and $(11) respectively	19	(7)	57	(19)

Derivative instruments:
Net fair value increase (decrease), net of tax of $(1), $(16), $3 and $(13), respectively	(1)	(23)	5	(20)
Reclassification of losses to net income, net of tax of $162, $157, $467 and $449, respectively	213	215	657	637
	212	192	662	617
Marketable securities:
Net fair value decrease, net of tax of $0, $(1), $0 and $0, respectively	—	(2)	—	—

Other comprehensive income	231	183	719	598
Comprehensive income	$206,783	$175,732	$380,076	$257,252

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30,
	2016	2015
Operating activities
Net income	$379,357	$256,654
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	447,284	358,210
Nuclear fuel amortization	89,475	82,627
Deferred income taxes	129,410	150,686
Amortization of investment tax credits	(1,260)	(1,299)
Allowance for equity funds used during construction	(21,011)	(19,070)
Loss on Monticello life cycle management/extended power uprate project	—	124,226
Net realized and unrealized hedging and derivative transactions	2,873	12,981
Changes in operating assets and liabilities:
Accounts receivable	(46,294)	37,538
Accrued unbilled revenues	26,660	58,740
Inventories	5,709	(55,075)
Other current assets	24,431	44,458
Accounts payable	19,736	(37,645)
Net regulatory assets and liabilities	57,452	18,491
Other current liabilities	(3,947)	71,837
Pension and other employee benefit obligations	(42,447)	(28,789)
Change in other noncurrent assets	(8,862)	(157)
Change in other noncurrent liabilities	(17,084)	(20,965)
Net cash provided by operating activities	1,041,482	1,053,448

Investing activities
Utility capital/construction expenditures	(833,845)	(907,315)
Allowance for equity funds used during construction	21,011	19,070
Proceeds from insurance recoveries	—	27,237
Purchases investment securities	(349,717)	(773,260)
Proceeds from the sale of investment securities	327,378	753,924
Investments in utility money pool arrangement	(492,000)	(187,900)
Repayments from utility money pool arrangement	441,000	169,900
Other, net	(1,262)	(501)
Net cash used in investing activities	(887,435)	(898,845)

Financing activities
Repayments of short-term borrowings, net	(223,000)	(142,000)
Borrowings under utility money pool arrangement	424,000	213,500
Repayments under utility money pool arrangement	(424,000)	(213,500)
Proceeds from issuance of long-term debt	342,570	588,003
Repayments of long-term debt	(11)	(250,013)
Capital contributions from parent	96,628	125,957
Dividends paid to parent	(306,209)	(198,759)
Net cash (used in) provided by financing activities	(90,022)	123,188

Net change in cash and cash equivalents	64,025	277,791
Cash and cash equivalents at beginning of period	42,605	40,597
Cash and cash equivalents at end of period	$106,630	$318,388

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(169,382)	$(155,931)
Cash (paid) received for income taxes, net	(14,279)	53,021
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$72,889	$101,075

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2016	Dec. 31, 2015
Assets
Current assets
Cash and cash equivalents	$106,630	$42,605
Accounts receivable, net	335,531	292,806
Accounts receivable from affiliates	22,149	32,850
Investments in utility money pool arrangement	51,000	—
Accrued unbilled revenues	200,442	227,102
Inventories	338,328	343,916
Regulatory assets	178,597	187,793
Derivative instruments	30,912	18,941
Deferred income taxes	75,962	15,577
Prepayments and other	57,379	89,559
Total current assets	1,396,930	1,251,149

Property, plant and equipment, net	13,049,393	12,807,338

Other assets
Nuclear decommissioning fund and other investments	1,859,677	1,758,208
Regulatory assets	1,196,752	1,159,217
Derivative instruments	25,597	22,334
Other	10,409	1,385
Total other assets	3,092,435	2,941,144
Total assets	$17,538,758	$16,999,631

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$10	$11
Short-term debt	—	223,000
Accounts payable	338,312	350,660
Accounts payable to affiliates	53,905	59,785
Regulatory liabilities	70,471	43,920
Taxes accrued	250,776	225,361
Accrued interest	51,588	66,979
Dividends payable to parent	89,684	73,498
Derivative instruments	16,312	17,211
Customer deposits	108,977	94,388
Other	142,496	177,795
Total current liabilities	1,122,531	1,332,608

Deferred credits and other liabilities
Deferred income taxes	2,780,595	2,572,087
Deferred investment tax credits	24,578	25,838
Regulatory liabilities	490,553	491,887
Asset retirement obligations	2,417,292	2,331,092
Derivative instruments	121,116	128,213
Pension and employee benefit obligations	297,005	339,663
Other	136,417	114,768
Total deferred credits and other liabilities	6,267,556	6,003,548

Commitments and contingencies
Capitalization
Long-term debt	4,842,126	4,496,410
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2016 and Dec. 31, 2015, respectively	10	10
Additional paid in capital	3,405,609	3,323,810
Retained earnings	1,921,288	1,864,326
Accumulated other comprehensive loss	(20,362)	(21,081)
Total common stockholder’s equity	5,306,545	5,167,065
Total liabilities and equity	$17,538,758	$16,999,631
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2016 and Dec. 31, 2015; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2016 and 2015; and its cash flows for the nine months ended Sept. 30, 2016 and 2015. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2016 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2015 balance sheet information has been derived from the audited 2015 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015, filed with the SEC on Feb. 22, 2016. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Accounts receivable, net
Accounts receivable	$354,286	$313,556
Less allowance for bad debts	(18,755)	(20,750)
	$335,531	$292,806

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$215,055	$200,888
Fuel	84,535	104,499
Natural gas	38,738	38,529
	$338,328	$343,916

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$16,558,194	$16,256,887
Natural gas plant	1,272,660	1,248,408
Common and other property	638,221	624,409
Construction work in progress	856,415	545,535
Total property, plant and equipment	19,325,490	18,675,239
Less accumulated depreciation	(6,592,740)	(6,251,498)
Nuclear fuel	2,469,772	2,447,251
Less accumulated amortization	(2,153,129)	(2,063,654)
	$13,049,393	$12,807,338

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Tax Loss Carryback Claims — In 2012-2015, NSP-Minnesota identified certain expenses related to 2009, 2010, 2011, 2013, 2014 and 2015 that qualify for an extended carryback beyond the typical two-year carryback period. As a result of a higher tax rate in prior years, NSP-Minnesota recognized a tax benefit of approximately $5 million in 2015, $17 million in 2014, $12 million in 2013 and $15 million in 2012.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Sept. 30, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, the 2013 through 2014 claims, and the anticipated claim for 2015. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their cases to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in June 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’s proposed adjustment of the carryback claims. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Sept. 30, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2016, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In June 2016, the state of Minnesota began an audit of years 2010 through 2014. As of Sept. 30, 2016, Minnesota had not proposed any adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$21.0	$20.1
Unrecognized tax benefit — Temporary tax positions	40.1	35.3
Total unrecognized tax benefit	$61.1	$55.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(18.7)	$(15.2)

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

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 and in Note 5 to NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

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

Settlement Agreement
In August 2016, NSP-Minnesota reached a settlement with the Minnesota Department of Commerce (DOC), Xcel Large Industrials, the Minnesota Chamber of Commerce, the Commercial Group, the Suburban Rate Authority, the City of Minneapolis, the Industrial, Commercial, and Institutional Group, and the Energy CENTS Coalition, which resolves all revenue requirement issues in dispute. The settlement agreement requires the approval of the MPUC.

Key terms of the settlement are listed below:

•	The agreement reflects a four-year period covering 2016-2019;

•	The stated revenue increases in the table below are based on the DOC’s sales forecast;

•	Annual sales true-up to weather-normalized actuals all years, all classes:

•	2016 weather-normalized actuals used to set final 2016 rates, no cap;

•	2016-2019 full decoupling for decoupled classes (residential, non-demand metered commercial) with 3 percent cap; and

•	2017-2019 annual true-up for non-decoupled classes with 3 percent cap.

•	An ROE of 9.2 percent and an equity ratio of 52.5 percent;

•	The nuclear related costs in this rate case will not be considered provisional;

•	Continued use of all existing riders during the four-year term, however no new riders or legislative additions would be utilized during the four-year term;

•	Deferral of incremental 2016 property tax expense above a fixed threshold to 2018 and 2019; and

•	A four-year stay out provision for rate cases.

Compliance steps recommended by the settling parties to implement the settlement:

•	A property tax true-up mechanism for 2017-2019; and

•	A capital expenditure true-up mechanism for 2016-2019.

(Millions of Dollars, incremental)	2016	2017	2018	2019	Total
Settlement revenues (a)	$74.99	$59.86	$—	$50.12	$184.97
NSP-Minnesota’s sales forecast (b)	37.40	—	—	—	37.40
Total rate impact	$112.39	$59.86	$—	$50.12	$222.37

(a)	The settlement revenue increase reflects an increase of 2.47 percent in 2016; 1.97 percent in 2017; 0 percent in 2018 and 1.65 percent in 2019.

(b)
The table reflects the estimated rate impact of this agreement, using NSP-Minnesota’s original sales forecast as filed in the Minnesota rate case. The settlement agreement includes a provision to true-up estimated sales to the actual sales for 2016.

The revised schedule for the Minnesota rate case is listed below:

•	Administrative law judge (ALJ) report — March 3, 2017; and

•	MPUC decision — June 2017.

A current liability that is consistent with the settlement and represents NSP-Minnesota’s best estimate of a refund obligation for 2016 associated with interim rates was recorded as of Sept. 30, 2016.

NSP-Minnesota – Gas Utility Infrastructure Costs (GUIC) Rider — In August 2016, the MPUC approved NSP-Minnesota’s request to recover approximately $15.5 million in natural gas infrastructure costs through the GUIC Rider, based on NSP-Minnesota’s proposed capital structure and a ROE of 9.64 percent. Recovery was approved for the 15-month period from January 2016 to March 2017.

Annual Automatic Adjustment (AAA) of Charges — In June 2016, the DOC recommended the MPUC should hold utilities responsible for incremental costs of replacement power incurred due to unplanned outages at nuclear facilities under certain circumstances. The DOC’s recommendation could impact replacement power cost recovery for the Prairie Island (PI) nuclear facility outages allocated to the Minnesota jurisdiction during the AAA fiscal year ended June 30, 2015. NSP-Minnesota expects a MPUC decision in mid-2017.

Nuclear Project Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello life cycle management (LCM)/extended power uprate (EPU) project. The multi-year project extended the life of the facility and increased the capacity from 600 to 671 megawatts (MW) in 2015. The Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes allowance for funds used during construction (AFUDC). In 2008, project expenditures were initially estimated at approximately $320 million, excluding AFUDC.

In 2013, the MPUC initiated an investigation to determine whether the final costs for the Monticello LCM/EPU project were prudent. In March 2015, the MPUC voted to allow for full recovery, including a return, on $415 million of the total plant costs (inclusive of AFUDC), but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment over the remaining life of the plant. As a result of these determinations, Xcel Energy recorded an estimated pre-tax loss of $129 million in the first quarter of 2015, after which the remaining book value of the Monticello project represented the present value of the estimated future cash flows.

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaints/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for regional transmission organization (RTO) membership and for being an independent transmission company), effective Nov. 12, 2013.

In December 2015, an ALJ initial decision recommended the FERC approve a ROE of 10.32 percent, which the FERC upheld in an order issued on Sept. 28, 2016. This ROE is applicable for the 15 month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE is 10.82 percent, which includes a previously approved 50 basis point adder for RTO membership.

In February 2015, a second complaint seeking to reduce the MISO region ROE from 12.38 percent to 8.67 percent prior to any adder was filed, which the FERC set for hearings, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. The MPUC, the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission and the DOC joined a joint complainant/intervenor initial brief recommending an ROE of approximately 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. On June 30, 2016, the ALJ recommended a ROE of 9.7 percent, the midpoint of the upper half of the discounted cash flow range. A FERC decision is expected in 2017.

As of Sept. 30, 2016, NSP-Minnesota has recognized a current liability for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the FERC order, as well as a current liability representing the best estimate of the final ROE for the second complaint period.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015, and in Note 6 to NSP-Minnesota’s Quarterly Reports on the Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

Guarantees

Under NSP-Minnesota’s railcar lease agreement, accounted for as an operating lease, NSP-Minnesota guarantees the lessor proceeds from sale of the leased assets at the end of the lease term will at least equal the guaranteed residual value. The guarantee issued by NSP-Minnesota has a stated maximum amount; however, NSP-Minnesota expects sale proceeds to exceed the guaranteed amount. This lease agreement expires in 2019.

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Guarantee issued and outstanding	$4.8	$4.8

Environmental Contingencies

Fargo, N.D. Manufactured Gas Plant (MGP) Site — In May 2015, underground pipes, tars and impacted soils were discovered in a right-of-way in Fargo, N.D. that appeared to be associated with a former MGP operated by NSP-Minnesota or prior companies. NSP-Minnesota removed impacted soils and other materials from the right-of-way at that time and commenced an investigation of the historic MGP and adjacent properties (the Fargo MGP Site). Based on the investigation that concluded in the third quarter of 2016, NSP-Minnesota has recommended that targeted source removal of impacted soils and historic MGP infrastructure should be performed, subject to further input from the North Dakota Department of Health, the City of Fargo, N.D., current property owners and other stakeholders.

NSP-Minnesota has initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota agreed to the parties’ request for a stay of the litigation until November 2016 to allow NSP-Minnesota time to investigate site conditions. NSP-Minnesota intends to seek an additional stay of the litigation.

As of Sept. 30, 2016 and Dec. 31, 2015, NSP-Minnesota had recorded a liability of $12.2 million and $2.7 million, respectively, for the Fargo MGP Site, with the increase due to the remediation activities proposed by NSP-Minnesota. In December 2015, the NDPSC approved NSP-Minnesota’s request to defer costs associated with the Fargo MGP Site, resulting in deferral of all investigation and response costs with the exception of 12 percent allocable to the Minnesota jurisdiction. Uncertainties related to the liability recognized include obtaining access and approvals from stakeholders to perform the proposed remediation and the potential for contributions from entities that may be identified as potentially responsible parties.

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

In 2015, industry and environmental non-governmental organizations sought judicial review of the final rule. In June 2016, the United States Court of Appeals for the District of Columbia Circuit issued an order remanding and vacating certain elements of the rule as a result of partial settlements with these parties. Oral arguments are expected to be heard in early 2017 and a final decision is anticipated in the first half of 2017. Until a final decision is reached in the case, it is uncertain whether the litigation or partial settlements will have any significant impact on results of operations, financial position or cash flows on NSP-Minnesota.

Air
Cross-State Air Pollution Rule (CSAPR) — CSAPR addresses long range transport of particulate matter and ozone by requiring reductions in sulfur dioxide (SO2) and nitrogen oxide (NOx) from utilities in the eastern half of the United States, including Minnesota using an emissions trading program.

CSAPR was adopted to address interstate emissions impacting downwind states’ attainment of the 1997 ozone National Ambient Air Quality Standard (NAAQS) and the 1997 and 2006 particulate NAAQS. As the EPA revises the NAAQS, it will consider whether to make any further reductions to CSAPR emission budgets and whether to change which states are included in the emissions trading program. In December 2015, the EPA proposed adjustments to CSAPR emission budgets which address attainment of the more stringent 2008 ozone NAAQS. The EPA adopted a final rule in September 2016 for the ozone season emission budget for NOx which did not impact NSP-Minnesota.

Implementation of the NAAQS for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. The EPA is requiring states to evaluate areas in three phases. If an area is designated as nonattainment, the states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan, which would be due in 18 months, designed to achieve the NAAQS within five years. It is anticipated the areas near NSP-Minnesota’s power plants will be evaluated in the next designation phase, ending December 2017. NSP-Minnesota’s King and Sherco plants already utilize scrubbers to control SO2 emissions. NSP-Minnesota cannot evaluate the impacts until the designation of nonattainment areas is made, and any required state plans are developed. NSP-Minnesota believes that should SO2 control systems be required for a plant, compliance costs or the costs of alternative cost-effective generation will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	5
Maximum amount outstanding	—	69
Weighted average interest rate, computed on a daily basis	N/A	0.53%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$500	$500
Amount outstanding at period end	—	223
Average amount outstanding	—	96
Maximum amount outstanding	—	327
Weighted average interest rate, computed on a daily basis	N/A	0.43%
Weighted average interest rate at period end	N/A	0.72

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2016 and Dec. 31, 2015, there were $11 million and $18 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At Sept. 30, 2016, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$11	$489

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding letters of credit.

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

Long-Term Borrowings

In May 2016, NSP-Minnesota issued $350 million of 3.6 percent first mortgage bonds due May 15, 2046.

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

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the measurement date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

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

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds, international equity funds, private equity investments and real estate investments are measured using a NAV methodology, which takes into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per-share market value. The investments in commingled funds and international equity funds may be redeemed for NAV with proper notice. Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.

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

Non-Derivative Instruments Fair Value Measurements

Nuclear Decommissioning Fund

The Nuclear Regulatory Commission requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning the Monticello and PI nuclear generating plants. The fund contains cash equivalents, debt securities, equity securities and other investments – all classified as available-for-sale. NSP-Minnesota plans to reinvest matured securities until decommissioning begins. NSP-Minnesota uses the MPUC approved asset allocation for the escrow and investment targets by asset class for both the escrow and qualified trust.

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

Unrealized gains for the nuclear decommissioning fund were $355.3 million and $328.8 million at Sept. 30, 2016 and Dec. 31, 2015, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $65.8 million and $100.2 million at Sept. 30, 2016 and Dec. 31, 2015, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at Sept. 30, 2016 and Dec. 31, 2015:

	Sept. 30, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$15,055	$15,055	$—	$—	$—	$15,055
Commingled funds:
Non U.S. equities	254,362	—	—	—	245,481	245,481
Emerging market debt funds	92,472	—	—	—	101,387	101,387
Commodity funds	99,771	—	—	—	82,139	82,139
Private equity investments	130,848	—	—	—	178,768	178,768
Real estate	121,271	—	—	—	174,552	174,552
Other commingled funds	151,048	—	—	—	159,230	159,230
Debt securities:
Government securities	34,853	—	35,723	—	—	35,723
U.S. corporate bonds	95,828	—	93,981	—	—	93,981
International corporate bonds	19,877	—	19,860	—	—	19,860
Municipal bonds	13,906	—	14,638	—	—	14,638
Asset-backed securities	2,847	—	2,948	—	—	2,948
Mortgage-backed securities	10,118	—	10,582	—	—	10,582
Equity securities:
U.S. equities	270,137	455,035	—	—	—	455,035
Non U.S. equities	213,291	225,782	—	—	—	225,782
Total	$1,525,684	$695,872	$177,732	$—	$941,557	$1,815,161

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $44.5 million of rabbi trust assets and miscellaneous investments.

(b)
Based on the requirements of ASU 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU 2015-07.

	Dec. 31, 2015
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$27,484	$27,484	$—	$—	$—	$27,484
Commingled funds:
Non U.S. equities	259,114	—	—	—	231,122	231,122
Emerging market debt funds	88,987	—	—	—	88,467	88,467
Commodity funds	99,771	—	—	—	77,338	77,338
Private equity investments	105,965	—	—	—	157,528	157,528
Real estate	115,019	—	—	—	165,190	165,190
Other commingled funds	150,877	—	—	—	164,389	164,389
Debt securities:
Government securities	24,444	—	21,356	—	—	21,356
U.S. corporate bonds	73,061	—	65,276	—	—	65,276
International corporate bonds	13,726	—	12,801	—	—	12,801
Municipal bonds	49,255	—	51,589	—	—	51,589
Asset-backed securities	2,837	—	2,830	—	—	2,830
Mortgage-backed securities	11,444	—	11,621	—	—	11,621
Equity securities:
U.S. equities	273,106	432,495	—	—	—	432,495
Non U.S. equities	200,509	214,664	—	—	—	214,664
Total	$1,495,599	$674,643	$165,473	$—	$884,034	$1,724,150

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $34.1 million of miscellaneous investments.

(b)
Based on the requirements of ASU 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU 2015-07.

For the nine months ended Sept. 30, 2016 and 2015 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at Sept. 30, 2016:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$10,583	$971	$24,169	$35,723
U.S. corporate bonds	257	28,245	59,451	6,028	93,981
International corporate bonds	—	5,043	11,606	3,211	19,860
Municipal bonds	—	210	5,773	8,655	14,638
Asset-backed securities	—	—	2,948	—	2,948
Mortgage-backed securities	—	—	—	10,582	10,582
Debt securities	$257	$44,081	$80,749	$52,645	$177,732

Rabbi Trusts

In June 2016, NSP-Minnesota established a rabbi trust to provide funding for future distributions of its nonqualified pension plan. The following table presents the cost and fair value of the assets held in a rabbi trust at Sept. 30, 2016:

	Sept. 30, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trust (a)
Cash equivalents	$7,449	$7,449	$—	$—	$7,449
Mutual funds	1,594	1,867	—	—	$1,867
Total	$9,043	$9,316	$—	$—	$9,316

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

An immaterial amount of mutual funds were held in a rabbi trust at Dec. 31, 2015.

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

At Sept. 30, 2016, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. NSP-Minnesota also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2016 and 2015.

At Sept. 30, 2016, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at Sept. 30, 2016 and Dec. 31, 2015:

(Amounts in Thousands) (a)(b)	Sept. 30, 2016	Dec. 31, 2015
Megawatt hours of electricity	54,206	43,611
Million British thermal units of natural gas	73,653	7,971
Gallons of vehicle fuel	19	77

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2016 and 2015 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended Sept. 30, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$350	(a)	$—		$—
Vehicle fuel and other commodity	(2)	—	25	(b)	—		—
Total	$(2)	$—	$375		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1,808	(c)
Electric commodity	—	15,301	—		2,044	(d)	—
Natural gas commodity	—	(792)	—		—		—
Total	$—	$14,509	$—		$2,044		$1,808

	Nine Months Ended Sept. 30, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,042	(a)	$—		$—
Vehicle fuel and other commodity	8	—	82	(b)	—		—
Total	$8	$—	$1,124		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$3,069	(c)
Electric commodity	—	12,550	—		26,328	(d)	—
Natural gas commodity	—	(1,045)	—		3,460	(e)	(1,595)	(e)
Total	$—	$11,505	$—		$29,788		$1,474

	Three Months Ended Sept. 30, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$353	(a)	$—		$—
Vehicle fuel and other commodity	(39)	—	19	(b)	—		—
Total	$(39)	$—	$372		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(3,460)	(c)
Electric commodity	—	(1,666)	—		2,157	(d)	—
Natural gas commodity	—	(802)	—		—		—
Total	$—	$(2,468)	$—		$2,157		$(3,460)

	Nine Months Ended Sept. 30, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,037	(a)	$—		$—
Vehicle fuel and other commodity	(33)	—	49	(b)	—		—
Total	$(33)	$—	$1,086		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(6,087)	(c)
Electric commodity	—	(13,889)	—		13,677	(d)	—
Natural gas commodity	—	(785)	—		2,751	(e)	(3,008)	(e)
Total	$—	$(14,674)	$—		$16,428		$(9,095)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota’s most significant concentrations of credit risk are contracts with counterparties to its wholesale, trading and non-trading commodity and transmission activities. At Sept. 30, 2016, five of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $20.5 million or 25 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. Four of the 10 most significant counterparties, comprising $15.1 million or 18 percent of this credit exposure, were not rated by these agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. The remaining most significant counterparty, comprising $0.6 million or 1 percent of this credit exposure, had credit quality less than investment grade, based on ratings from internal analysis. Nine of these significant counterparties are municipal or cooperative electric entities, or other utilities.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2016:

	Sept. 30, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$2,614	$8,182	$—	$10,796	$(5,754)	$5,042
Electric commodity	—	—	25,177	25,177	(718)	24,459
Natural gas commodity	—	865	—	865	—	865
Total current derivative assets	$2,614	$9,047	$25,177	$36,838	$(6,472)	30,366
PPAs (a)						546
Current derivative instruments						$30,912
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$501	$32,524	$—	$33,025	$(8,306)	$24,719
Total noncurrent derivative assets	$501	$32,524	$—	$33,025	$(8,306)	24,719
PPAs (a)						878
Noncurrent derivative instruments						$25,597

	Sept. 30, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$22	$—	$22	$—	$22
Other derivative instruments:
Commodity trading	2,562	5,532	—	8,094	(5,841)	2,253
Electric commodity	—	—	718	718	(718)	—
Total current derivative liabilities	$2,562	$5,554	$718	$8,834	$(6,559)	2,275
PPAs (a)						14,037
Current derivative instruments						$16,312
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$538	$24,102	$—	$24,640	$(11,005)	$13,635
Total noncurrent derivative liabilities	$538	$24,102	$—	$24,640	$(11,005)	13,635
PPAs (a)						107,481
Noncurrent derivative instruments						$121,116

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2016. At Sept. 30, 2016, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $2.8 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2016 and 2015:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2016	2015
Balance at July 1	$23,488	$35,363
Purchases	—	78
Settlements	(26,192)	(12,807)
Net transactions recorded during the period:
Gains recognized in earnings (a)	—	121
Gains recognized as regulatory assets and liabilities	27,163	1,068
Balance at Sept. 30	$24,459	$23,823

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2016	2015
Balance at Jan. 1	$12,969	$40,271
Purchases	27,870	41,103
Settlements	(38,300)	(31,652)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(2)	1,401
Gains (losses) recognized as regulatory assets and liabilities	21,922	(27,300)
Balance at Sept. 30	$24,459	$23,823

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2016 and 2015.

Fair Value of Long-Term Debt

As of Sept. 30, 2016 and Dec. 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2016		Dec. 31, 2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$4,842,136	$5,687,944	$4,496,421	$4,917,080

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

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2016	2015	2016	2015
Interest income (expense)	$510	$(226)	$3,975	$3,198
Other nonoperating (expense) income	(23)	55	248	147
Insurance policy expense	(926)	(125)	(2,389)	(1,956)
Other (expense) income, net	$(439)	$(296)	$1,834	$1,389

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2016
Operating revenues (a)(b)	$1,282,574	$55,519	$7,286	$—	$1,345,379
Intersegment revenues	118	189	—	(307)	—
Total revenues	$1,282,692	$55,708	$7,286	$(307)	$1,345,379
Net income (loss)	$217,674	$(14,900)	$3,778	$—	$206,552

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2015
Operating revenues (a)(b)	$1,188,343	$53,354	$7,143	$—	$1,248,840
Intersegment revenues	226	107	—	(333)	—
Total revenues	$1,188,569	$53,461	$7,143	$(333)	$1,248,840
Net income (loss)	$180,256	$(6,731)	$2,024	$—	$175,549

(a)	Operating revenues include $121 million and $116 million of affiliate electric revenue for the three months ended Sept. 30, 2016 and 2015, respectively.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2016 and 2015.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2016
Operating revenues (a)(b)	$3,332,688	$314,020	$21,404	$—	$3,668,112
Intersegment revenues	525	437	—	(962)	—
Total revenues	$3,333,213	$314,457	$21,404	$(962)	$3,668,112
Net income (loss)	$367,776	$8,700	$2,881	$—	$379,357

(Thousands of Dollars)	Regulated Electric		Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2015
Operating revenues (a)(b)	$3,194,369		$408,060	$20,867	$—	$3,623,296
Intersegment revenues	612		623	—	(1,235)	—
Total revenues	$3,194,981		$408,683	$20,867	$(1,235)	$3,623,296
Net income (loss)	$241,354	(c)	$17,119	$(1,819)	$—	$256,654

(a)	Operating revenues include $359 million of affiliate electric revenue for the nine months ended Sept. 30, 2016 and 2015.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the nine months ended Sept. 30, 2016 and 2015.

(c)	Includes a net of tax charge related to the Monticello LCM/EPU project. See Note 5.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,077	$7,889	$31	$40
Interest cost	11,358	10,804	981	953
Expected return on plan assets	(15,236)	(15,708)	(43)	(30)
Amortization of prior service cost (credit)	234	234	(759)	(759)
Amortization of net loss	9,194	11,548	401	523
Net periodic benefit cost	12,627	14,767	611	727
Costs not recognized due to the effects of regulation	(5,295)	(7,390)	—	—
Net benefit cost recognized for financial reporting	$7,332	$7,377	$611	$727

	Nine Months Ended Sept. 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$21,231	$23,667	$93	$120
Interest cost	34,074	32,411	2,943	2,860
Expected return on plan assets	(45,708)	(47,123)	(129)	(90)
Amortization of prior service cost (credit)	702	702	(2,277)	(2,277)
Amortization of net loss	27,582	34,644	1,203	1,569
Net periodic benefit cost	37,881	44,301	1,833	2,182
Costs not recognized due to the effects of regulation	(15,887)	(23,075)	—	—
Net benefit cost recognized for financial reporting	$21,994	$21,226	$1,833	$2,182

In January 2016, contributions of $125.0 million were made across four of Xcel Energy’s pension plans, of which $49.4 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2016.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended Sept. 30, 2016 and 2015 were as follows:

	Three Months Ended Sept. 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at July 1	$(18,640)	$105	$(2,058)	$(20,593)
Other comprehensive loss before reclassifications	(1)	—	—	(1)
Losses reclassified from net accumulated other comprehensive loss	213	—	19	232
Net current period other comprehensive income	212	—	19	231
Accumulated other comprehensive (loss) income at Sept. 30	$(18,428)	$105	$(2,039)	$(20,362)

	Three Months Ended Sept. 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at July 1	$(19,484)	$107	$(1,022)	$(20,399)
Other comprehensive loss before reclassifications	(23)	(2)	—	(25)
Losses (gains) reclassified from net accumulated other comprehensive loss	215	—	(7)	208
Net current period other comprehensive income (loss)	192	(2)	(7)	183
Accumulated other comprehensive (loss) income at Sept. 30	$(19,292)	$105	$(1,029)	$(20,216)

	Nine Months Ended Sept. 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,090)	$105	$(2,096)	$(21,081)
Other comprehensive income before reclassifications	5	—	—	5
Losses reclassified from net accumulated other comprehensive loss	657	—	57	714
Net current period other comprehensive income	662	—	57	719
Accumulated other comprehensive (loss) income at Sept. 30	$(18,428)	$105	$(2,039)	$(20,362)

	Nine Months Ended Sept. 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,909)	$105	$(1,010)	$(20,814)
Other comprehensive loss before reclassifications	(20)	—	—	(20)
Losses (gains) reclassified from net accumulated other comprehensive loss	637	—	(19)	618
Net current period other comprehensive income (loss)	617	—	(19)	598
Accumulated other comprehensive (loss) income at Sept. 30	$(19,292)	$105	$(1,029)	$(20,216)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2016		Three Months Ended Sept. 30, 2015
Losses (gains) on cash flow hedges:
Interest rate derivatives	$350	(a)	$353	(a)
Vehicle fuel derivatives	25	(b)	19	(b)
Total, pre-tax	375		372
Tax benefit	(162)		(157)
Total, net of tax	213		215
Defined benefit pension and postretirement losses (gains):
Amortization of net loss	83	(c)	38	(c)
Prior service credit	(49)	(c)	(49)	(c)
Total, pre-tax	34		(11)
Tax (benefit) expense	(15)		4
Total, net of tax	19		(7)
Total amounts reclassified, net of tax	$232		$208

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2016		Nine Months Ended Sept. 30, 2015
Losses (gains) on cash flow hedges:
Interest rate derivatives	$1,042	(a)	$1,037	(a)
Vehicle fuel derivatives	82	(b)	49	(b)
Total, pre-tax	1,124		1,086
Tax benefit	(467)		(449)
Total, net of tax	657		637
Defined benefit pension and postretirement losses (gains):
Amortization of net loss	249	(c)	117	(c)
Prior service credit	(147)	(c)	(147)	(c)
Total, pre-tax	102		(30)
Tax (benefit) expense	(45)		11
Total, net of tax	57		(19)
Total amounts reclassified, net of tax	$714		$618

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 June 30, 2016), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

NSP-Minnesota’s net income was approximately $379.4 million for the nine months ended Sept. 30, 2016, compared with approximately $256.7 million for the same period in 2015. The impact of the 2015 Monticello LCM/EPU project loss along with higher electric revenues, primarily due to an interim electric rate increase in Minnesota (subject to refund), and non-fuel riders were partially offset by higher depreciation, O&M expenses, interest charges and property taxes. See Note 5 to the consolidated financial statements for further discussion of the Monticello LCM/EPU project loss.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2016	2015
Electric revenues	$3,333	$3,194
Electric fuel and purchased power	(1,149)	(1,217)
Electric margin	$2,184	$1,977

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (a)	$109
Non-fuel riders	27
Trading	27
Transmission revenue	22
Conservation program revenue (offset by expenses)	14
Estimated impact of weather	13
Conservation incentive	6
Fuel and purchased power cost recovery	(77)
Decoupling - Minnesota	(7)
Other, net	5
Total increase in electric revenues	$139

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (a)	$109
Non-fuel riders	27
Interchange revenues from NSP-Wisconsin	22
Conservation program revenue (offset by expenses)	14
Estimated impact of weather	13
Conservation incentive	6
Transmission revenue, net of costs	3
Decoupling - Minnesota	(7)
Other, net	20
Total increase in electric margin	$207

(a)	Increase is primarily due to interim rates in Minnesota (subject to and net of estimated provision for refund). See Note 5 to the consolidated financial statements.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2016	2015
Natural gas revenues	$314	$408
Cost of natural gas sold and transported	(164)	(255)
Natural gas margin	$150	$153

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(95)
Estimated impact of weather	(6)
Conservation program revenue (offset by expenses)	4
Infrastructure rider	3
Total decrease in natural gas revenues	$(94)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Estimated impact of weather	$(6)
Conservation program revenue (offset by expenses)	4
Infrastructure rider	3
Other, net	(4)
Total decrease in natural gas margin	$(3)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $37.9 million, or 4.1 percent, for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase was primarily due to additional maintenance activities as well as interchange agreement billings with NSP-Wisconsin related to projects placed in service, which were partially offset by lower nuclear costs.

Conservation Program Expenses — Conservation program expenses increased $17.8 million for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase was primarily attributable to more customer participation in the programs which has led to additional customer rebates and increased program implementation costs. Higher conservation program expenses are generally offset by higher revenues.

Depreciation and Amortization — Depreciation and amortization expense increased $88.7 million, or 25.1 percent, for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase was primarily attributable to capital investments, including Pleasant Valley and Border Wind Farms, reduction of the excess depreciation reserve in Minnesota and the full amortization of the DOE settlement in 2015.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $9.0 million, or 5.1 percent, for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase was due to higher property taxes primarily in Minnesota, excluding the impact of the proposed settlement agreement in the Minnesota 2016 multi-year electric rate case.

Interest Charges — Interest charges increased $14.0 million, or 9.1 percent, for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase was related to higher long-term debt levels to fund capital investment, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense increased $41.0 million for the nine months ended Sept. 30, 2016, compared with the same period in 2015. The increase in income tax expense was primarily due to higher pre-tax earnings in 2016 partially offset by an increase in wind production tax credits and research and experimentation credits in 2016. The ETR was 31.7 percent for the nine months ended Sept. 30, 2016, compared with 34.5 percent for the same period in 2015. The lower ETR in 2016 is primarily due to the adjustments referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, and Public Utility Regulation included in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

NSP Resource Plans — In January 2015, NSP-Minnesota filed its 2016-2030 Integrated Resource Plan (the Plan) with the MPUC.

Subsequently, NSP-Minnesota proposed revisions to the Plan, which addressed stakeholder recommendations as well as the Clean Power Plan issued by the EPA. The revised plan was based on four primary elements: (1) accelerate the transition from coal energy to renewables, (2) preserve regional system reliability, (3) pursue energy efficiency gains and grid modernization, and (4) ensure customer benefits. The revised plan includes substantial opportunities for NSP-Minnesota ownership of renewable generation, and would result in 63 percent of NSP System energy being carbon-free by 2030 and a 60 percent reduction in carbon emissions from 2005 levels by 2030.

Specific terms of the proposal include:

•	The addition of 1,800 MW of wind and 1,400 MW of solar between 2016-2030, including approximately 650 MW of solar from NSP-Minnesota’s community solar gardens program by 2020;

•	The retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026;

•	Partial replacement of Sherco coal generation with a 786 MW natural gas combined cycle unit at the Sherco site to coincide with the Unit 1 retirement;

•	The addition of a 230 MW natural gas combustion turbine in North Dakota by the end of 2025;

•
Operation of the Monticello and PI nuclear plants through their current license periods in the early 2030’s - and a commitment to provide additional information regarding forecasted cost increases at PI through end of licensed life if the MPUC wishes to further explore alternatives to operating PI through its current license periods.

In October 2016, the MPUC verbally approved NSP-Minnesota’s plan, with modifications as follows:

•
The acquisition of at least 1,000 MW of wind by 2019, with additional acquisitions dependent on considerations such as price, bidder qualifications, rate impact, transmission availability and location;

•
The acquisition of 650 MW of solar before 2021 through the community solar gardens program or other acquisitions - and pursuit of additional, cost-effective solar resources if it is in the best interests of its customers;

•	Determination of the proper mix of purchased power and Company-owned renewable resources shall be made during the resource acquisition process;

•
Retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026, and a finding that more likely than not, there will be a need for approximately 750 MW of capacity coinciding with the retirement of Sherco Unit 1 in 2026;

•
Authorization for NSP-Minnesota to file a petition for a certificate of need to select the resource that best meets the system resource and local reliability needs associated with the retirement of Sherco Unit 1 in 2026;

•	Acquisition of no less than 400 MW of additional demand response by 2023; and

•	Submission of NSP-Minnesota’s next Resource Plan by February 2019.

The MPUC’s order on NSP-Minnesota’s Resource Plan is expected in late 2016.

Request for Proposal (RFP) — In September 2016, NSP-Minnesota issued a RFP for 1,500 MW of wind generation to be in service by 2020.  The RFP requests both PPAs and Build-Own-Transfer proposals. NSP-Minnesota intends to compare self-build options to the RFP bids to ensure that all resource additions are cost-competitive.

In October 2016, NSP-Minnesota submitted a petition for approval to the MPUC of a 750 MW self-build wind farm portfolio. RFP bids were received in October 2016 and will be evaluated in conjunction with the self-build proposal.

An overview of the anticipated RFP schedule is as follows:

•	Project proposal selection and negotiation will occur from November 2016 to March 2017;

•	An NSP-Minnesota recommendation for proposed wind additions to the MPUC in the first quarter of 2017; and

•	MPUC approval is expected by July 2017.

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

In August 2015, the MPUC issued an order regarding the Solar*Rewards Community program, limiting the size of solar installations eligible to participate in the program. The order was appealed to the Minnesota Court of Appeals, which affirmed the MPUC’s decision. The decision was subsequently appealed to the Minnesota Supreme Court, which denied the appeal in September 2016, terminating the case.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 12 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1. of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, and Nuclear Power Operations included in Item 2 of NSP-Minnesota’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

Summary of Recent Federal Regulatory Developments

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas.  In April 2016, the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) released proposed rules that address this verification requirement along with a number of other significant changes to gas transmission regulations.  These changes include requirements around use of automatic or remote-controlled shut-off valves; testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also includes a maximum penalty for violating pipeline safety rules of $2 million per day for related violations.

NSP-Minnesota continues to analyze the proposed rule changes as they relate to costs, current operations and financial results.  PHMSA has indicated that they intend for the rules to go into effect in late 2017 or early 2018.

NSP-Minnesota has been taking actions that were intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.  NSP-Minnesota can generally recover costs to comply with the transmission and distribution integrity management programs through the GUIC rider.

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2015 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — The FERC has adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. There are two ROE complaints against the MISO TOs, which include NSP-Minnesota and NSP-Wisconsin. In September 2016, the FERC issued an order in the first MISO ROE complaint which upheld the initial decision made by the ALJ in December 2015. The second complaint is pending FERC action after issuance of an initial decision by the ALJ in June 2016. FERC is not expected to issue an order in the second litigated MISO ROE complaint proceeding until 2017. See Note 5 to the consolidated financial statements for discussion of the MISO ROE Complaints.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, NSP-Minnesota and NSP-Wisconsin filed changes to their transmission formula rates to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings were intended to ensure that NSP-Minnesota and NSP-Wisconsin are in compliance with IRS rules and may continue to use accelerated tax depreciation. In December 2015, the FERC partially accepted the proposed NSP-Minnesota and NSP-Wisconsin transmission formula rate changes, but rejected changes regarding the treatment of ADIT in the formula rate true-up. In September 2016, FERC issued an order clarifying that NSP-Minnesota and NSP-Wisconsin may incorporate ADIT true-up provisions in their formula rate. However, submission of a new tariff change filing is required to implement the change. NSP-Minnesota and NSP-Wisconsin expect to file a change to their transmission formula rate in the fourth quarter of 2016 and will request a Jan. 1, 2016 effective date.

Southwest Power Pool, Inc. (SPP) and MISO Complaints Regarding RTO Joint Operating Agreement (JOA) — SPP and MISO were involved in a long-running dispute regarding the interpretation of their JOA, which is intended to coordinate RTO operations along the MISO/SPP system boundary. SPP and MISO disagreed over MISO’s authority to transmit power between the traditional MISO region in the Midwest and the Entergy system. Several cases were filed with the FERC by MISO and SPP between 2011 and 2014.

In January 2016, the FERC approved a settlement between SPP, MISO and other parties that resolves various disputed matters and provides a defined settlement compensation plan by MISO to SPP. MISO will pay SPP $16 million for the two-year retroactive period (February 2014 to January 2016) and $16 million annually prospectively starting Feb. 1, 2016, subject to a true-up. In January 2016, SPP filed a proposal regarding distribution of the MISO revenues to SPP members, including SPS. In March 2016, the FERC issued an order rejecting one component of the SPP filing, accepting the remainder of the SPP tariff proposal subject to refund. In August 2016, MISO and other parties filed a settlement regarding the April 2014 MISO tariff change filing to recover SPP JOA charges in MISO rates. The settlement is pending FERC approval. NSP-Minnesota and NSP-Wisconsin expect to be able to recover any resulting MISO charges in retail rates. The JOA revenue allocated to SPS under the filed SPP proposal was not expected to be material.

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
10.01*+
Third Amendment dated Sept. 30, 2016 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.01 to Form 10-Q of Xcel Energy dated Oct. 28, 2016 (file no. 001-03034)).

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

Northern States Power Company (a Minnesota corporation)

Oct. 31, 2016	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)