Form 10-K
period 2016-12-31
NORTHERN STATES POWER CO
filed 2017-02-24
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 24, 2017, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2017. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I
Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
ASLB	Atomic Safety and Licensing Board
CFTC	Commodity Futures Trading Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
EIR	Environmental improvement rider
EPU	Extended power uprate
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
PGA	Purchased gas adjustment
RDF	Renewable development fund
RER	Renewable energy rider
RES	Renewable energy standard
SEP	State energy policy
TCR	Transmission cost recovery adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation

ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
C&I	Commercial and Industrial
CAA	Clean Air Act
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CO2	Carbon dioxide
CON	Certificate of need
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EGU	Electric generating unit
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
FTY	Forecast test year
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
ISFSI	Independent spent fuel storage installation
ITC	Investment tax credit
JOA	Joint operating agreement
LCM	Life cycle management
LLW	Low-level radioactive waste
LNG	Liquefied natural gas
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
MVP	Multi-value project
MYP	Multi-year plan
NAAQS	National Ambient Air Quality Standard
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract.
NAV	Net asset value
NOL	Net operating loss
NOV	Notice of violation
NOx	Nitrogen oxide
NYISO	New York Independent System Operator
O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PI	Prairie Island nuclear generating plant
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
R&E	Research and experimentation
REC	Renewable energy credit
ROE	Return on equity
RPS	Renewable portfolio standard

RTO	Regional Transmission Organization
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services
TO	Transmission owner

Measurements
Bcf	Billion cubic feet
GWh	Gigawatt hours
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

NSP-Minnesota was incorporated in 2000 under the laws of Minnesota. NSP-Minnesota is a utility primarily engaged in the generation, purchase, transmission, distribution and sale of electricity in Minnesota, North Dakota and South Dakota. The wholesale customers served by NSP-Minnesota comprised approximately 13 percent of its total KWh sold in 2016. NSP-Minnesota also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in Minnesota and North Dakota. NSP-Minnesota provides electric utility service to approximately 1.5 million customers and natural gas utility service to approximately 0.5 million customers. Approximately 88 percent of NSP-Minnesota’s retail electric operating revenues were derived from operations in Minnesota during 2016 and 2015. Although NSP-Minnesota’s large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of NSP-Minnesota’s large commercial and industrial electric sales include the following industries: petroleum, coal and food products. For small commercial and industrial customers, significant electric retail sales include the following industries: real estate and educational services. Generally, NSP-Minnesota’s earnings contribute approximately 35 percent to 45 percent of Xcel Energy’s consolidated net income.

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

NSP-Minnesota is subject to the jurisdiction of the FERC with respect to its wholesale electric operations, hydroelectric licensing, accounting practices, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transfers and mergers, and natural gas transactions in interstate commerce. NSP-Minnesota operates within the MISO RTO and MISO wholesale market and is authorized to make wholesale electric sales at market-based prices. NSP-Minnesota is a transmission owning member of the MISO RTO.

Fuel, Purchased Energy and Conservation Cost-Recovery Mechanisms — NSP-Minnesota has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•	CIP — Recovers the costs of conservation and demand-side management programs that help customers save energy.

•	EIR — Recovers the costs of environmental improvement projects.

•	RDF — Allocates money collected from retail customers to support the research and development of emerging renewable energy projects and technologies.

•	RES — Recovers the cost of renewable generation in Minnesota.

•	RER — Recovers the cost of renewable generation in North Dakota.

•	SEP — Recovers costs related to various energy policies approved by the Minnesota legislature.

•	TCR — Recovers costs associated with investments in electric transmission and distribution grid modernization costs.

•	Infrastructure rider — Recovers costs for investments in generation and incremental property taxes in South Dakota.

NSP-Minnesota’s retail electric rates in Minnesota, North Dakota and South Dakota include a FCA for monthly billing adjustments to recover changes in prudently incurred costs of fuel related items and purchased energy. In general, capacity costs are recovered through base rates and are not recovered through the FCA. In addition, costs associated with MISO are generally recovered through either the FCA or base rates.

Minnesota state law requires NSP-Minnesota to invest two percent of its state electric revenues and half a percent of its state gas revenues in CIP. These costs are recovered through an annual cost-recovery mechanism for electric conservation and energy management program expenditures. Minnesota state law also requires NSP-Minnesota to submit a CIP plan at least every three years.

CIP Triennial Plan — In 2016, the DOC approved NSP-Minnesota’s 2017 through 2019 CIP Triennial Plan, which maintained the energy savings goals and allowed for slight budget increases over the previous plan. The plan sets an annual energy savings goal for electric of saving the equivalent of 1.5 percent of the volume of electric energy sales and an annual natural gas goal of saving 1.0 percent of the volume of gas energy sales.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2017, assuming normal weather conditions, is as follows:

	System Peak Demand (in MW)
	2014	2015	2016	2017 Forecast
NSP System	8,848	8,621	9,002	9,179

The peak demand for the NSP System typically occurs in the summer. The 2016 system peak demand for the NSP System occurred on July 20, 2016. The 2016 system peak demand increased from the previous year due to customer growth and warmer summer weather. The 2017 forecast assumes normal peak day weather, which would be warmer than 2016.

Energy Sources and Related Transmission Initiatives

The NSP System expects to use existing power plants, power purchases, CIP options, new generation facilities and expansion of existing power plants to meet its system capacity requirements.

Purchased Power — NSP-Minnesota has contracts to purchase power from other utilities and independent power producers. Generally, long-term dispatchable purchased power contracts require a periodic capacity payment and a charge for the delivered associated energy. Some long-term purchased power contracts only contain a charge for the purchased energy. NSP-Minnesota also makes short-term purchases to meet system load and energy requirements, to replace generation from company-owned units under maintenance or during outages, to meet operating reserve obligations, or to obtain energy at a lower cost.

Purchased Transmission Services — NSP-Minnesota and NSP-Wisconsin have contracts with MISO and other regional transmission service providers to deliver power and energy to their customers.

Courtenay Wind Farm — In November 2016, NSP-Minnesota placed into service the Courtenay wind farm, a 200 MW NSP-Minnesota owned project in North Dakota. In July and August 2015, the MPUC and NDPSC, respectively, approved the Courtenay wind farm with recovery up to $300 million of capital costs. Total project costs were approximately $286 million, which were included in the Minnesota RES rider and the North Dakota RER.

NSP System Resource Plans — In January 2017, the MPUC approved NSP-Minnesota’s Integrated Resource Plan that includes:

•	Retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026. The resulting need for 750 MW of capacity in 2026 will be addressed in a future CON proceeding;

•
Acquisition of at least 1,000 MW of wind by 2019 and possibly as much as 1,500 MW dependent on price, bidder qualifications, rate impact, transmission availability and location. The mix of purchased power and owned facilities was not specified;

•	Acquisition of 650 MW of solar by 2021 either through the community solar gardens program or other cost-effective resources. The mix of purchased power and owned facilities was not specified;

•	Acquisition of at least 400 MW of additional demand response by 2023, and a study of the technical and economic achievability of 1,000 MW of additional demand response in total by 2025; and

•	Achievement of at least 444 GWh of energy efficiency in all planning years.

In 2016, Minnesota legislators introduced a bill which would allow NSP-Minnesota to build a natural gas combined-cycle power plant at NSP-Minnesota’s Sherco site. The bill passed the House and Senate in February 2017 but will require approval from the Governor to become effective. A final resolution is expected later in 2017 and cost recovery would be subject to MPUC approval.

Request for Proposal (RFP) — In September 2016, NSP-Minnesota issued a RFP for 1,500 MW of wind generation. The RFP requests both PPAs and build-own-transfer proposals.

In October 2016, NSP-Minnesota submitted a petition for approval to the MPUC of a 750 MW self-build wind farm portfolio. RFP bids were received in October 2016 and have been evaluated in conjunction with the self-build proposal.

In January 2017, NSP-Minnesota completed the bid evaluation process. NSP-Minnesota evaluated the bid proposals based on a completeness review, a levelized cost of electricity economic evaluation and a non-price qualitative review. NSP-Minnesota believes its self-build wind projects were competitive and should complement the RFP portfolio.

An overview of the anticipated RFP schedule is as follows:

•	Project proposal selection and negotiation during the first quarter of 2017;

•	NSP-Minnesota’s recommendation for proposed wind additions to the MPUC later in the first quarter of 2017; and

•	MPUC approval is expected by July 2017.

Jurisdictional Cost Recovery Allocation —  In December 2016, NSP-Minnesota filed a resource treatment framework with the NDPSC and MPUC. The filing proposed a framework to allow North Dakota and Minnesota to gradually become more independent of one another with respect to future generation resource selection while also identifying a path for cost sharing of current resources.   NSP-Minnesota’s filing identified two options: a legal separation, creating a separate North Dakota operating company; or a pseudo separation, which maintains the current corporate structure but directly assigns the costs and benefits of each resource to the jurisdiction that supports it. The annual costs for a legal separation and pseudo separation are estimated to be approximately $3 million and $1 million, respectively. A one-time cost of approximately $10 million would also be incurred to establish a North Dakota operating company under legal separation. Costs are not expected to be incurred until 2020 and are anticipated to be recoverable through rates. The filing proposed a procedural schedule that considers an order in mid-2018.

CapX2020 — The estimated cost of the five major CapX2020 transmission projects listed below is $2 billion.  NSP-Minnesota and NSP-Wisconsin are responsible for approximately $1.06 billion of the total investment and the majority of this investment has occurred. The projects are as follows:

•
Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 161/345 KV transmission lines — The final 161 KV and 345 KV segments of the project went into service in January 2016 and September 2016, respectively;

•	Brookings County, S.D. to Hampton, Minn. 345 KV transmission line — The project was placed in service in March 2015;

•	Bemidji, Minn. to Grand Rapids, Minn. 230 KV transmission line — The project was placed in service in September 2012;

•	Monticello, Minn. to Fargo, N.D. 345 KV transmission line — The final portion of the project was placed in service in April 2015; and

•	Big Stone South to Brookings County, S.D. 345 KV transmission line — Construction of the line began in September 2015, with completion anticipated in September 2017.

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

NRC Regulation — The NRC regulates the nuclear operations of NSP-Minnesota. Decisions by the NRC can significantly impact the operations of the nuclear generating plants. The costs of complying with NRC orders and requirements can affect both operating expenses and capital investments of the plants. NSP-Minnesota has obtained recovery of these compliance costs in customer rates, and expects the costs associated with compliance will continue to be recoverable from customers.

Nuclear Regulatory Performance — The NRC has a Reactor Oversight Process that classifies U.S. nuclear reactors into various categories (referred to as Columns, from 1 to 5).  Issues are evaluated as either green, white, yellow, or red based on their safety significance, with green representing the least safety concern and red representing the most concern.

At Dec. 31, 2016, PI Units 1 and 2 were in Column 1 (licensee response) with all green performance indicators and no greater than green findings or violations. Plants in Column 1 are subject to only a pre-defined set of basic NRC inspections.

In the fourth quarter of 2016, Monticello moved from Column 1 to Column 2 (regulatory response) due to a white performance indicator related to an oil leak in a backup cooling system in 2016. Plants in Column 2 are subject to special NRC inspections to review and validate that performance issues or inspection findings have been properly addressed. Monticello has addressed the issues leading to the finding and will be eligible to return to Column 1 once the NRC completes an inspection to close the issue. NSP-Minnesota currently expects the inspection to occur, and Monticello to return to Column 1 in mid-2017.

Monticello Spent Fuel Storage - Dry Shielded Canisters — In 2013, NSP-Minnesota’s Monticello nuclear generating plant conducted a spent fuel loading campaign which resulted in five storage canisters being loaded and placed in the ISFSI and a sixth one being loaded but remaining in the plant pending resolution of weld inspection issues. Successful pressure and leak testing demonstrated the safety and integrity of all six canisters involved. The NRC conducted an investigation and determined that two contractor technicians at Monticello deliberately violated NRC requirements and failed to follow procedure in performing Non-Destructive Examinations (NDE) on the six spent fuel storage canisters (Dry Shielded Canisters #11-16) in accordance with procedural requirements and falsified records when recording the NDE results. NSP-Minnesota took several actions to assure that compliance with the NRC’s regulations and Monticello’s storage license can be demonstrated.

In December 2016, the NRC issued a confirmatory order formally approving a settlement in which NSP-Minnesota agreed to a timeline for attaining compliance on all six canisters as well as additional training and communications. As a result, the NRC will not issue a notice of violation or impose a civil penalty to NSP-Minnesota and will consider the terms of its order as an escalated enforcement action for a period of one year. During 2016, the NRC approved an exemption request for the completion of the final canister #16. That canister is now considered in compliance, and was placed in the ISFSI during 2016.

Costs attributable to Monticello canisters #11-15 achieving full regulatory compliance within five years, as agreed to in the settlement, are currently being evaluated. No public safety issues have been raised, or are believed to exist, related to handling of spent nuclear fuel at Monticello in regard to this matter.

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

High-Level Radioactive Waste Disposal — The federal government has the responsibility to permanently dispose of domestic spent nuclear fuel and other high-level radioactive wastes. The Nuclear Waste Policy Act requires the DOE to implement a program for nuclear high-level waste management. This includes the siting, licensing, construction and operation of a repository for spent nuclear fuel from civilian nuclear power reactors and other high-level radioactive wastes at a permanent federal storage or disposal facility. The federal government has been evaluating a nuclear geologic repository at Yucca Mountain, Nevada for many years. At this time, there are no definitive plans for a permanent federal storage site at Yucca Mountain or any other site.

Nuclear Spent Fuel Storage
NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and PI nuclear generating plants. As of Dec. 31, 2016, there were 40 casks loaded and stored at the PI plant and 16 canisters loaded and stored at the Monticello plant. An additional 24 casks for PI and 14 canisters for Monticello have been authorized by the State of Minnesota. This currently authorized storage capacity is sufficient to allow NSP-Minnesota to operate until the end of the operating licenses in 2030 for Monticello, 2033 for PI Unit 1, and 2034 for PI Unit 2. Authorizations for additional spent fuel storage capacity may be required at each site to support either continued operation or decommissioning if the federal government does not begin operation of a consolidated interim storage installation.

NRC Waste Confidence Decision (WCD) — In 2014, the NRC published a Generic Environmental Impact Statement and revised WCD rule, now called the Continued Storage Rule (CSR) on the temporary on-site storage of spent nuclear fuel. The CSR assesses how long temporary on-site storage can remain safe and when facilities for the disposal of nuclear waste will become available. Issuance of the CSR now allows the NRC to proceed with final license decisions regarding the new and renewed plant and ISFSI operating licenses without the need to litigate contentions related to the continued storage of spent nuclear fuel on-site. This may facilitate potential future spent fuel licensing needs for NSP-Minnesota. The CSR was challenged before the U.S. Court of Appeals for the D.C. Circuit on the grounds that the environmental impact statement is inadequate to satisfy the National Environmental Policy Act. In June 2016, the D.C. Circuit’s decision upheld the CSR.

See Note 12 to the consolidated financial statements for further discussion regarding nuclear related items.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal (a)		Nuclear		Natural Gas		Weighted Average Owned Fuel Cost
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent
2016	$2.03	42%	$0.80	44%	$3.30	14%	$1.67
2015	2.15	47	0.83	40	3.89	13	1.85
2014	2.23	52	0.89	42	6.27	6	1.94

(a)	Includes refuse-derived fuel and wood.

The cost of natural gas in 2016 decreased due to lower wholesale commodity prices.

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

•	Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2019 and approximately 53 percent of the requirements for 2020 through 2030;

•	Current contracts for conversion services cover 100 percent of the requirements through 2021 and approximately 49 percent of the requirements for 2022 through 2030; and

•	Current enrichment service contracts cover 100 percent of the requirements through 2025 and approximately 28 percent of the requirements for 2026 through 2030.

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

Coal — The NSP System normally maintains approximately 41 days of coal inventory. Coal supply inventories at Dec. 31, 2016 and 2015 were approximately 55 and 67 days of usage, respectively. At Dec. 31, 2016, milder weather, purchase commitments and relatively low natural gas prices resulted in coal inventories being above optimal levels. NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Wyoming and Montana. During 2016 and 2015, coal requirements for the NSP System’s major coal-fired generating plants were approximately 7.5 million tons and 8.3 million tons, respectively. Coal requirements for 2016 decreased primarily due to relatively low natural gas prices during the year. The estimated coal requirements for 2017 are approximately 8.9 million tons. The increase is primarily due to higher expected natural gas prices in 2017.

NSP-Minnesota and NSP-Wisconsin have contracted for coal supplies to provide 74 percent of their estimated coal requirements in 2017 and a declining percentage of the requirements in subsequent years. The NSP System’s general coal purchasing objective is to contract for approximately 80 percent of requirements for the first year, 50 percent of requirements in year two and 25 percent of requirements in year three. Remaining requirements will be filled through the procurement process or over-the-counter transactions.

NSP-Minnesota and NSP-Wisconsin have a number of coal transportation contracts that provide for delivery of 100 percent of their coal requirements in 2017 and 2018. Coal delivery may be subject to interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

Natural gas — The NSP System uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers. Natural gas supplies, transportation and storage services for power plants are procured under contracts to provide an adequate supply of fuel. However, as natural gas primarily serves intermediate and peak demand, remaining forecasted requirements are able to be procured through a liquid spot market. Generally, natural gas supply contracts have variable pricing that is tied to various natural gas indices. Most transportation contract pricing is based on FERC approved transportation tariff rates. Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2016 and 2015, the NSP System did not have any commitments related to gas supply contracts; however commitments related to gas transportation and storage contracts were approximately $382 million and $276 million, respectively. Commitments related to gas transportation and storage contracts expire in various years from 2017 to 2028.

The NSP System also has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

The NSP System’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2016, the NSP System was in compliance with mandated RPS, which require generation from renewable resources of 18.0 percent and 12.9 percent of NSP-Minnesota and NSP-Wisconsin electric retail sales, respectively.

•	Renewable energy comprised 26.1 percent and 23.3 percent of the NSP System’s total energy for 2016 and 2015, respectively;

•	Wind energy comprised 16.4 percent and 13.6 percent of the total energy for 2016 and 2015, respectively;

•	Hydroelectric energy comprised 6.6 percent and 7.3 percent of the total energy for 2016 and 2015, respectively; and

•	Biomass and solar power comprised approximately 3.1 percent and 2.4 percent of the total energy for 2016 and 2015, respectively.

The NSP System also offers customer-focused renewable energy initiatives. Windsource® allows customers in Minnesota, Wisconsin and Michigan to purchase a portion or all of their electricity from renewable sources. In 2016, the number of customers utilizing Windsource increased to approximately 54,000 from 50,000 in 2015.

Additionally, to encourage the growth of solar energy on the system, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program. Over 2,063 PV systems with approximately 25.2 MW of aggregate capacity have been installed in Minnesota as of Dec. 31, 2016 and over 1,458 PV systems with approximately 18.3 MW of aggregate capacity have been installed as of Dec. 31, 2015. The Solar*Rewards® Community® program is another option made available to encourage use of solar energy in Minnesota. This program allows for offsite development of solar and bill credits to customers based on an approved tariffed rate. Although very few MW came on line in 2016, an increase in the MW supplied through this program is expected in 2017.

Wind — The NSP System acquires the majority of its wind energy from PPAs with wind farm owners, primarily located in Southwestern Minnesota. Currently, the NSP System has more than 125 of these agreements in place, with facilities ranging in size from under one MW to more than 200 MW. The NSP System owns and operates five wind farms which have the capacity to generate 852 MW.

•
The NSP System had approximately 2,602 and 2,210 MW of wind energy on its system at the end of 2016 and 2015, respectively. In addition to receiving purchased wind energy under these agreements, the NSP System also typically receives wind RECs, which are used to meet state renewable resource requirements.

•
The average cost per MWh of wind energy under existing contracts was approximately $43 and $42 for 2016 and 2015, respectively.  The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements and the year of contract execution. Generally, contracts executed in 2016 continued to benefit from improvements in technology, excess capacity among manufacturers and motivation to commence new construction prior to the anticipated expiration of the federal PTCs. In December 2015, the federal PTCs were extended through 2019 with a phase down beginning in 2017.

Hydroelectric — The NSP System acquires its hydroelectric energy from both owned generation and PPAs. The NSP System owns 20 hydroelectric plants throughout Wisconsin and Minnesota which provide 277.5 MW of capacity. For 2016, PPAs provided approximately 34 MW of hydroelectric capacity. Additionally, the NSP System purchases approximately 725 MW of generation from Manitoba Hydro, which is sourced primarily from its fleet of hydroelectric facilities.

Wholesale and Commodity Marketing Operations

NSP-Minnesota conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy-related products. NSP-Minnesota uses physical and financial instruments to minimize commodity price and credit risk and hedge sales and purchases. NSP-Minnesota also engages in trading activity unrelated to hedging and sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement. NSP-Minnesota does not serve any wholesale requirements customers at cost-based regulated rates. See Item 7 for further discussion.

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

Status of FERC Commissioners — The FERC is comprised of five commissioners appointed by the President and subject to confirmation by the Senate. There are today only two sitting commissioners.  It is uncertain when the President will appoint new commissioners to the open seats or when those appointments may be confirmed.  Without three sitting commissioners, the FERC will not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and CPCNs for construction of interstate natural gas pipeline facilities.

FERC Order, ROE Policy — The FERC has adopted a two-step ROE methodology for electric utilities. The issue of how to apply the FERC ROE methodology is being contested in various complaint proceedings. There are two ROE complaints against the MISO TOs, which includes NSP-Minnesota. In September 2016, the FERC issued an order in the first MISO ROE complaint, which upheld the initial decision made by the ALJ in December 2015, establishing an ROE of 10.32 percent for the period Nov. 12, 2013 to Feb. 11, 2015, and prospectively. The second complaint is pending FERC action after issuance of an initial decision by the ALJ in June 2016, recommending an ROE of 9.7 percent for the period Feb. 12, 2015 to May 11, 2016. The FERC is expected to issue an order in the second litigated MISO ROE complaint proceeding during 2017. See Note 10 to the consolidated financial statements for discussion of the MISO ROE Complaints.

NERC Critical Infrastructure Protection Requirements — The FERC has approved Version 5 of NERC’s critical infrastructure protection standards, which added additional requirements to strengthen grid security controls. NSP-Minnesota applied the requirements to high and medium impact assets by the July 1, 2016 deadline. Requirements must be applied to low impact assets through a staggered implementation beginning April 1, 2017 through September 2018. NSP-Minnesota is currently in the process of implementing initiatives to meet the compliance deadline. The additional cost for compliance is anticipated to be recoverable through rates.

NERC Physical Security Requirements — In 2014, the FERC approved NERC’s proposed critical infrastructure protection standard related to physical security for bulk electric system facilities. The new standard became enforceable in October 2015 with staggered milestone deliverable dates through 2016. NSP-Minnesota has developed physical security plans in accordance with the requirements of the standard. The additional cost for compliance is anticipated to be recoverable through rates.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, NSP-Minnesota and NSP-Wisconsin filed changes to their NSP System transmission formula rate to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filing was intended to ensure that NSP-Minnesota and NSP-Wisconsin are in compliance with IRS rules and may continue to use accelerated tax depreciation. NSP-Minnesota and NSP-Wisconsin requested a Jan. 1, 2016 effective date.

In 2015, the FERC partially accepted and partially rejected the proposed transmission formula rate changes. In September 2016, the FERC clarified its order, but required NSP-Minnesota and NSP-Wisconsin to submit a new tariff change filing to implement the treatment of ADIT in the formula rate true-up. In November 2016, NSP-Minnesota and NSP-Wisconsin filed the changes proposing a Jan. 1, 2017 effective date, but requesting authority to calculate the 2016 true-up pursuant to the new ADIT tariff provisions. In December 2016, the FERC issued an order which approved the tariff revisions, effective Jan. 1, 2017, but rejected the portion of its application related to the 2016 true-up. NSP-Minnesota and NSP-Wisconsin believe their wholesale formula rates are in compliance with the IRS ADIT rules.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2016		2015		2014
Electric sales (Millions of KWh)
Residential	10,107		9,988		10,317
Large commercial and industrial	8,890		8,921		8,859
Small commercial and industrial	15,377		15,460		15,670
Public authorities and other	248		251		264
Total retail	34,622		34,620		35,110
Sales for resale	5,333		3,008		2,704
Total energy sold	39,955		37,628		37,814

Number of customers at end of period
Residential	1,296,852		1,284,986		1,274,182
Large commercial and industrial	555		551		466
Small commercial and industrial	155,865		155,039		153,988
Public authorities and other	7,368		7,122		7,015
Total retail	1,460,640		1,447,698		1,435,651
Wholesale	10		13		14
Total customers	1,460,650		1,447,711		1,435,665

Electric revenues (Thousands of Dollars)
Residential	$1,310,204		$1,238,362		$1,257,366
Large commercial and industrial	686,231		669,774		674,210
Small commercial and industrial	1,513,023		1,445,897		1,454,153
Public authorities and other	35,397		34,408		35,335
Total retail	3,544,855		3,388,441		3,421,064
Wholesale	124,894		69,918		92,326
Interchange revenues from NSP-Wisconsin	475,534		473,099		474,542
Other electric revenues	259,302		252,257		214,424
Total electric revenues	$4,404,585		$4,183,715		$4,202,356

KWh sales per retail customer	23,703		23,914		24,456
Revenue per retail customer	$2,427		$2,341		$2,383
Residential revenue per KWh	12.96	¢	12.40	¢	12.19	¢
Large commercial and industrial revenue per KWh	7.72		7.51		7.61
Small commercial and industrial revenue per KWh	9.84		9.35		9.28
Total retail revenue per KWh	10.24		9.79		9.74
Wholesale revenue per KWh	2.34		2.32		3.41

Energy Source Statistics

	Year Ended Dec. 31
	2016		2015		2014
NSP System	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Nuclear	14,191	30%	12,425	27%	13,434	29%
Coal	13,681	28	15,961	35	18,079	39
Wind (a)	7,897	16	6,235	14	6,243	14
Natural Gas	7,810	16	6,689	15	3,402	7
Hydroelectric	3,203	7	3,326	7	3,560	8
Other (b)	1,480	3	1,083	2	1,417	3
Total	48,262	100%	45,719	100%	46,135	100%

Owned generation	36,381	75%	33,818	74%	33,641	73%
Purchased generation	11,881	25	11,901	26	12,494	27
Total	48,262	100%	45,719	100%	46,135	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. The NSP System uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)
Includes energy from other sources, including solar, biomass, oil and refuse. Distributed generation from the Solar*Rewards program is not included, and was approximately 21, eight and seven million net KWh for 2016, 2015, and 2014, respectively.

NATURAL GAS UTILITY OPERATIONS

Overview

The most significant developments in the natural gas operations of NSP-Minnesota are uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per residential customer, as a result of improved building construction technologies, higher appliance efficiencies and conservation. From 2000 to 2016, average annual sales to the typical residential customer declined 20 percent, while sales to the typical small C&I customer declined 15 percent, each on a weather-normalized basis. Although wholesale price increases do not directly affect earnings because of natural gas cost recovery mechanisms, high prices can encourage further efficiency efforts by customers.

The Pipeline and Hazardous Materials Safety Administration

Pending regulations from the 2012 Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act), signed into law in January 2012, require additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. The DOT PHMSA will require operators to re-confirm the maximum allowable operating pressure if records are inadequate. This process could cause temporary or permanent limitations on throughput for affected pipelines.

In addition, the Pipeline Safety Act requires PHMSA to issue reports and develop new regulations including: requiring use of automatic or remote-controlled shut-off valves; requiring testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $2 million per day for related violations. NSP-Minnesota is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective. NSP-Minnesota cannot predict the ultimate impact the Pipeline Safety Act will have on its costs, operations or financial results. NSP-Minnesota can generally recover costs to comply with the transmission and distribution integrity management programs through the GUIC rider.

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

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply). The maximum daily send-out (firm and interruptible) for NSP-Minnesota was 800,232 MMBtu, which occurred on Jan. 18, 2016 and 774,044 MMBtu, which occurred on Jan. 12, 2015.

NSP-Minnesota purchases natural gas from independent suppliers, generally based on market indices that reflect current prices. The natural gas is delivered under transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of 624,123 MMBtu per day. In addition, NSP-Minnesota contracts with providers of underground natural gas storage services. These agreements provide storage for approximately 26 percent of winter natural gas requirements and 29 percent of peak day firm requirements of NSP-Minnesota.

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

NSP-Minnesota is required to file for a change in natural gas supply contract levels to meet peak demand, to redistribute demand costs among classes, or to exchange one form of demand for another. In February 2016, the MPUC approved NSP-Minnesota’s contract demand levels for the 2015 through 2016 heating season. Demand levels for the 2016 through 2017 heating season were approved by the MPUC in February 2017.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Minnesota’s regulated retail natural gas distribution business:

2016	$3.47
2015	4.07
2014	6.17

The cost of natural gas in 2016 decreased due to lower wholesale commodity prices.

NSP-Minnesota has firm natural gas transportation contracts with several pipelines, which expire in various years from 2017 through 2033.

NSP-Minnesota has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2016, NSP-Minnesota was committed to approximately $528 million in such obligations under these contracts.

NSP-Minnesota purchases firm natural gas supply utilizing long-term and short-term agreements from approximately 29 domestic and Canadian suppliers. This diversity of suppliers and contract lengths allows NSP-Minnesota to maintain competition from suppliers and minimize supply costs.

See Items 1A and 7 for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2016	2015	2014
Natural gas deliveries (Thousands of MMBtu)
Residential	35,592	36,810	45,044
Commercial and industrial	37,824	38,571	44,815
Total retail	73,416	75,381	89,859
Transportation and other	11,189	11,648	11,265
Total deliveries	84,605	87,029	101,124

Number of customers at end of period
Residential	465,745	460,949	456,191
Commercial and industrial	43,553	43,015	42,504
Total retail	509,298	503,964	498,695
Transportation and other	25	20	24
Total customers	509,323	503,984	498,719

Natural gas revenues (Thousands of Dollars)
Residential	$261,572	$302,696	$412,723
Commercial and industrial	193,995	234,201	331,069
Total retail	455,567	536,897	743,792
Transportation and other	11,826	8,238	13,903
Total natural gas revenues	$467,393	$545,135	$757,695

MMBtu sales per retail customer	144.15	149.58	180.19
Revenue per retail customer	$894	$1,065	$1,491
Residential revenue per MMBtu	7.35	8.22	9.16
Commercial and industrial revenue per MMBtu	5.13	6.07	7.39
Transportation and other revenue per MMBtu	1.06	0.71	1.23

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

There are significant present and future environmental regulations to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change. NSP-Minnesota has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If these future environmental regulations do not provide credit for the investments we have already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs. NSP-Minnesota believes, based on prior state commission practice, it would recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2016, NSP-Minnesota had 3,563 full-time employees and nine part-time employees, of which 2,212 were covered under collective-bargaining agreements. See Note 7 to the consolidated financial statements for further discussion.

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

Oversight of Risk and Related Processes

A key accountability of the Board of Directors is the oversight of material risk, and our Board of Directors employs an effective process for doing so. Management and each Board of Directors’ committee has responsibility for overseeing the identification and mitigation of key risks and reporting its assessments and activities to the full Board of Directors.

Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability. Management broadly considers our business, the utility industry, the domestic and global economies and the environment when identifying, assessing, managing and mitigating risk. Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the financial disclosure process, the hazard risk management process and internal auditing and compliance with financial and operational controls. Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing NSP-Minnesota’s strategy. The business planning process also identifies areas in which there is a potential for a business area to take inappropriate risk to meet goals, and determines how to prevent inappropriate risk-taking.

At a threshold level, NSP-Minnesota has developed a robust compliance program and promotes a culture of compliance, including tone at the top, which mitigates risk. The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups and overall business management to mitigate the risks inherent in the implementation strategy. Building on this culture of compliance, NSP-Minnesota manages and further mitigates risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of internal corporate areas such as internal audit, the corporate controller and legal services.

Management communicates regularly with the Board of Directors and key stakeholders regarding risk. Senior management presents a periodic assessment of key risks to the Board of Directors. The presentation and the discussion of the key risks provides the Board of Directors with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Management also provides information to the Board of Directors in presentations and communications over the course of the year.

The Board of Directors approaches oversight, management and mitigation of risk as an integral and continuous part of its governance of NSP-Minnesota. First, the Board of Directors regularly reviews management’s key risk assessment and analyzes areas of existing and future risks and opportunities. In addition, the Board of Directors assigns oversight of certain critical risks to each of its four standing committees to ensure these risks are well understood and given focused oversight by the appropriate committee. The Audit Committee is responsible for reviewing the adequacy of risk oversight and affirming that appropriate oversight occurs. New risks are considered and assigned as appropriate during the annual Board of Directors’ and committee evaluation process, and committee charters and annual work plans are updated accordingly. Committees regularly report on their oversight activities and certain risk issues may be brought to the full Board of Directors for consideration where deemed appropriate to ensure broad Board of Directors’ understanding of the nature of the risk. Finally, the Board of Directors conducts an annual strategy session where NSP-Minnesota’s future plans and initiatives are reviewed and confirmed.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain and comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, shift generation to lower-emitting, but potentially more costly facilities, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance makes operation of the units no longer economical. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination. At Dec. 31, 2016, these sites included:

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

Climate change may impact a region’s economic health, which could impact our revenues. Our financial performance is tied to the health of the regional economies we serve. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of CO2 emissions under the CAA, or additional environmental regulation could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

Financial Risks

Our profitability depends in part on our ability to recover costs from our customers and there may be changes in circumstances or in the regulatory environment that impair our ability to recover costs from our customers.

We are subject to comprehensive regulation by federal and state utility regulatory agencies. The utility commissions in the states where we operate regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers. The FERC has jurisdiction, among other things, over wholesale rates for electric transmission service, the sale of electric energy in interstate commerce and certain natural gas transactions in interstate commerce.

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment. We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory mechanisms approved in each jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time. While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent, which could result in cost disallowances, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs. Changes in the long-term cost-effectiveness or changes to the operating conditions of our assets may result in early retirements and while regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs leaving all or a portion of these asset costs stranded. Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers. Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

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

We may at times have direct credit exposure in our short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, such as SPP, PJM, MISO and ERCOT, in which any credit losses are socialized to all market participants.

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

We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions, including mortality tables, have a significant impact on our funding requirements related to these plans. These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations. In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans with modifications that allowed additional flexibility in the timing of contributions. Therefore, our funding requirements and related contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving NSP-Minnesota could trigger settlement accounting and could require NSP-Minnesota to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

Changes in federal tax law may significantly impact our business.

There are a number of provisions in federal tax law designed to incentivize capital investments which have benefited our customers by keeping rates lower than without such provisions. Examples of these include the use of accelerated and bonus depreciation for most of our capital investments, PTCs for wind energy, investment tax credits for solar energy and research and development tax credits and deductions. Changes to current federal tax law have the ability to benefit or adversely affect our earnings and our customer costs. Significant changes in corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law. Changes to the value of various tax credits could change the economics of resources and our resource selections. While regulation allows us to incorporate changes in tax law into the rate-setting process, there could be timing delays before realization of the changes.

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

NSP-Wisconsin’s production and transmission system is operated on an integrated basis with our production and transmission system, and NSP-Wisconsin may be subject to risks associated with our nuclear generation.

Our utility operations are subject to long-term planning risks.

Most electric utility investments are long-lived and are planned to be used for decades. Transmission and generation investments typically have long lead times, and therefore are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. The electric utility sector is undergoing a period of significant change. For example, public policy has driven increases in appliance and lighting efficiency and energy efficient buildings, wider adoption and lower cost of renewable generation and distributed generation, including community solar gardens and customer-sited solar, shifts away from coal generation to decrease CO2 emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. Over time, customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources as well as stranded costs if NSP-Minnesota is not able to fully recover the costs and investments. These changes also introduce additional uncertainty into long-term planning which gives rise to a risk that the magnitude and timing of resource additions and growth in customer demand may not coincide, and that the preference for the types of additions may change from planning to execution. In addition, we are also subject to longer-term availability of the natural resource inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources during the planning period could jeopardize long-term operations of our facilities or make them uneconomic to operate.

The resource plans reviewed and approved by our state regulators assume continuation of the traditional utility cost of service model under which utility costs are recovered from customers as they receive the benefit of service. NSP-Minnesota is engaged in significant and ongoing infrastructure investment programs to accommodate distributed generation and maintain high system reliability. NSP-Minnesota is also investing in renewable and natural gas-fired generation to reduce our CO2 emissions profile. The inability of coal mining companies to attract capital could disrupt longer-term supplies. Early plant retirements that may result from these changes could expose us to premature financial obligations, which could result in less than full recovery of all remaining costs. Both decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation puts downward pressure on load growth. This could lead to under recovery of costs, excess resources to meet customer demand and increases in electric rates.

Our natural gas and electric transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.

Our natural gas transmission and distribution activities include a variety of inherent hazards and operating risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses. Our electric transmission and distribution activities also include inherent hazards and operating risks such as contact, fire and widespread outages which could cause substantial financial losses. In addition, these natural gas and electric risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. We maintain insurance against some, but not all, of these risks and losses.

The occurrence of any of these events not fully covered by insurance could have a material effect on our financial position and results of operations. For our natural gas transmission or distribution lines located near populated areas, the level of potential damages resulting from these risks is greater.

Additionally, for natural gas the operating or other costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. We have programs in place to comply with the Pipeline Safety Act and for systematic infrastructure monitoring and renewal over time. A significant incident could increase regulatory scrutiny and result in penalties and higher costs of operations.

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

As of Dec. 31, 2016, Xcel Energy Inc. and its utility subsidiaries had approximately $14.2 billion of long-term debt and $0.6 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees. As of Dec. 31, 2016, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $18.8 million and exposure of $0.1 million. Xcel Energy also had additional guarantees of $43.0 million at Dec. 31, 2016 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc. In 2016, 2015 and 2014 we paid $395.9 million, $259.1 million and $259.5 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Minnesota is imposed by our state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio. See Item 5 for further discussion on dividend limitations.

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

In 2015, the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries (“nationally determined contributions”), with a goal of holding the increase in global average temperature to below 2o Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5o Celsius. If implemented, the Paris Agreement could result in future additional GHG reductions in the United States.

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

The EPA has proposed the CPP, which would regulate GHGs from power plants by mandating state plans to achieve state-specific emission reduction goals. The legality of the CPP has been challenged in the courts, and the Supreme Court stayed the rule while those challenges proceed. If the rule is ultimately implemented, uncertainties remain regarding implementation plans, including available opportunities to reduce costs, availability of emission trading, how states will allocate the reduction burden among utilities, what actions are creditable and the indirect impact of carbon regulation on natural gas and coal prices.

Some states have indicated a desire to continue to pursue climate policies even in the absence of federal mandates. All of the steps that NSP-Minnesota has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies. While those actions likely would have put NSP-Minnesota in a good position to meet federal standards under the CPP or the Paris Agreement, repeal of these policies would not impact those state-endorsed actions and plans.

Whether under state or federal programs, an important factor is our ability to recover the costs incurred to comply with any regulatory requirements in a timely manner. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

We are also subject to a significant number of proposed and potential rules that will impact our coal-fired and other generation facilities. These include rules associated with emissions of SO2 and NOx, mercury, regional haze, ozone and PM, water intakes, water discharges and ash management. The costs of investment to comply with these rules could be substantial and in some cases would lead to early retirement of coal units. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. The FERC can now impose penalties of up to $1.2 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. Under statute, the FERC can adjust penalties for inflation. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations. Additionally, the PHMSA, the Occupational Safety and Health Administration and other federal agencies also have penalty authority. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states have the authority to impose substantial penalties in the event of non-compliance. If a serious reliability or safety incident did occur, it could have a material effect on our operations or financial results.

We attempt to mitigate the risk of regulatory penalties through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions. We are also managing natural gas risk on our system by removing types of pipe (e.g. cast iron) with known problem tendencies and by testing transmission pipelines in high consequence areas. However, there is no guarantee our compliance programs will be sufficient to ensure against violations.

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

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business. Because our generation, the transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, wildfires, solar storms, generator or transmission facility outage, breakdown or failure of equipment, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

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

Our operations use third party contractors in addition to employees to perform periodic and on-going work.
We rely on third party contractors with specific qualifications to perform work both for ongoing operations and maintenance and for capital construction. We have contractual arrangements with these contractors which typically include performance standards, progress payments, insurance requirements and security for performance. Poor vendor performance could impact on going operations, restoration operations, our reputation and could introduce financial risk or risks of fines for NSP-Minnesota.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2016 Net Dependable Capability (MW)
Steam:
A.S. King-Bayport, Minn., 1 Unit	Coal	1968	511
Sherco-Becker, Minn.
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682
Unit 3	Coal	1987	517	(a)
Monticello-Monticello, Minn., 1 Unit	Nuclear	1971	617
PI-Welch, Minn.
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/Refuse-derived fuel	Various	36	(b)
Combustion Turbine:
Angus Anson-Sioux Falls, S.D., 3 Units	Natural Gas	1994-2005	327
Black Dog-Burnsville, Minn., 2 Units	Natural Gas	1987-2002	282
Blue Lake-Shakopee, Minn., 6 Units	Natural Gas	1974-2005	453
High Bridge-St. Paul, Minn., 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, Minn., 6 Units	Natural Gas	1972	282
Riverside-Minneapolis, Minn., 3 Units	Natural Gas	2009	454
Various locations, 14 Units	Natural Gas	Various	67
Wind:
Grand Meadow-Mower County, Minn., 67 Units	Wind	2008	101	(c)
Nobles-Nobles County, Minn., 134 Units	Wind	2010	201	(c)
Pleasant Valley-Mower County, Minn., 100 Units	Wind	2015	200	(c)
Border-Rolette County, N.D., 75 Units	Wind	2015	150	(c)
Courtenay Wind, N.D., 100 Units	Wind	2016	200	(c)
		Total	7,330

(a)	Based on NSP-Minnesota’s ownership of 59 percent.

(b)	Refuse-derived fuel is made from municipal solid waste.

(c)	This capacity is only available when wind conditions are sufficiently high enough to support the noted generation values above. Therefore, the on-demand net dependable capacity is zero.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2016:

Conductor Miles
500 KV	2,917
345 KV	9,012
230 KV	2,157
161 KV	417
115 KV	7,517
Less than 115 KV	85,068

NSP-Minnesota had 345 electric utility transmission and distribution substations at Dec. 31, 2016.

Natural gas utility mains at Dec. 31, 2016:

Miles
Transmission	134
Distribution	10,218

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

NSP-Minnesota’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay to Xcel Energy Inc., the holder of its common stock. Even with this restriction, NSP-Minnesota could have paid more than $1.7 billion in additional cash dividends on common stock at both Dec. 31, 2016 and 2015.

In addition, NSP-Minnesota has dividend restrictions imposed by FERC rules and state regulatory commissions:

•
Dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

•
The most restrictive dividend limitation for NSP-Minnesota is imposed by its state regulatory commissions. NSP-Minnesota’s state regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc. by requiring an equity-to-total capitalization ratio between 46.9 percent and 57.3 percent. NSP-Minnesota’s equity-to-capitalization ratio was 52.1 percent at Dec. 31, 2016 and $1 billion in retained earnings was not restricted. Total capitalization for NSP-Minnesota was $10.3 billion at Dec. 31, 2016, which did not exceed the limits imposed by the commissions of $10.75 billion.

See Note 4 to the consolidated financial statements for further discussion of NSP-Minnesota’s dividend policy.

The dividends declared during 2016 and 2015 were as follows:

(Thousands of Dollars)	2016	2015
First quarter	$82,228	$55,869
Second quarter	80,484	65,087
Third quarter	159,684	60,382
Fourth quarter	89,428	73,498

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2016 (including risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K and Exhibit 99.01 hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

NSP-Minnesota’s net income was approximately $488.7 million for 2016, compared with approximately $356.8 million for 2015. The impact of the 2015 Monticello LCM/EPU project loss along with higher electric margins in 2016, primarily driven by an interim electric rate increase in Minnesota (net of estimated provision for refund), non-fuel riders, the favorable impact of weather and a lower ETR were partially offset by higher depreciation, O&M expenses, interest charges and property taxes.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

(Millions of Dollars)	2016	2015
Electric revenues	$4,405	$4,184
Electric fuel and purchased power	(1,543)	(1,584)
Electric margin	$2,862	$2,600

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (a)	$149
Trading	54
Non-fuel riders	36
Transmission revenue	35
Conservation program revenues (offset by expenses)	22
Estimated impact of weather, excluding decoupling	14
Fuel and purchased power cost recovery	(84)
Other, net	(5)
Total increase in electric revenues	$221

Electric Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increases (a)	$149
Non-fuel riders	36
Interchange revenues from NSP-Wisconsin	25
Conservation program revenues (offset by expenses)	22
Estimated impact of weather, excluding decoupling	14
Other, net	16
Total increase in electric margin	$262

(a)	Increase is primarily due to interim rates in Minnesota (subject to and net of estimated provision for refund). See Note 10 to the consolidated financial statements.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

(Millions of Dollars)	2016	2015
Natural gas revenues	$467	$545
Cost of natural gas sold and transported	(253)	(332)
Natural gas margin	$214	$213

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(82)
Estimated impact of weather	(4)
Conservation program revenues (offset by expenses)	6
Infrastructure rider	4
Other, net	(2)
Total decrease in natural gas revenues	$(78)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Conservation program revenues (offset by expenses)	$6
Infrastructure rider	4
Estimated impact of weather	(4)
Other, net	(5)
Total increase in natural gas margin	$1

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $33.3 million, or 2.7 percent, for 2016 compared with 2015. The increase was primarily due to additional maintenance activities as well as interchange agreement billings with NSP-Wisconsin related to projects placed in-service, which were partially offset by lower nuclear costs.

Conservation Program Expenses — Conservation program expenses increased $27.0 million for 2016 compared with 2015. The increase was primarily attributable to more customer participation in the programs which has led to additional customer rebates and increased program implementation costs. Higher conservation program expenses are generally offset by higher revenues due to recovery mechanisms.

Depreciation and Amortization — Depreciation and amortization expense increased $117.3 million, or 24.5 percent, for 2016 compared with 2015. The increase was primarily attributable to capital investments, including Pleasant Valley and Border Wind Farms, reduction of the excess depreciation reserve in Minnesota and recognition of the DOE settlement credits in 2015.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $16.4 million, or 7.1 percent, for 2016 compared with 2015. The increase was due to higher property taxes primarily in Minnesota, excluding the impact of the proposed tax deferral in the settlement agreement in the Minnesota 2016 multi-year electric rate case.

Interest Charges — Interest charges increased $17.8 million, or 8.5 percent, for 2016 compared with 2015. The increase was related to higher long-term debt levels to fund capital investment, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense increased $43.8 million for 2016 compared with 2015. The increase in income tax expense was primarily due to higher pre-tax earnings in 2016, partially offset by an increase in wind PTCs in 2016. The ETR was 31.5 percent for 2016 compared with 33.6 percent for 2015. The lower ETR in 2016 is primarily due to increased wind PTCs. See Note 6 to the consolidated financial statements for further discussion.

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

Wholesale and Commodity Trading Risk — NSP-Minnesota conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy. energy-related instruments and natural gas-related instruments, including derivatives. NSP-Minnesota’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

At Dec. 31, 2016, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$2,344	$6,437	$1,178	$—	$9,959

1 — Prices actively quoted or based on actively quoted prices.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms for the years ended Dec. 31 were as follows:

(Thousands of Dollars)	2016	2015
Fair value of commodity trading net contract assets outstanding at Jan. 1	$10,928	$21,811
Contracts realized or settled during the period	(4,219)	(3,592)
Commodity trading contract additions and changes during the period	3,250	(7,291)
Fair value of commodity trading net contract assets outstanding at Dec. 31	$9,959	$10,928

At Dec. 31, 2016, a 10 percent increase in market prices for commodity trading contracts would decrease pretax income by approximately $0.2 million, whereas a 10 percent decrease would increase pretax income by approximately $0.2 million. At Dec. 31, 2015, a 10 percent increase in market prices for commodity trading contracts would increase pretax income by approximately $0.4 million, whereas a 10 percent decrease would decrease pretax income by approximately $0.4 million.

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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2016	$0.09	$3.00	$0.16	$0.38	$0.05
2015	0.10	3.00	0.28	1.34	0.06

Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 13 percent of its 2017 and approximately 56 percent of its 2018 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and sanctions against Russia. Alternate potential sources are expected to provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply to ensure that plant availability and reliability will not be negatively impacted in the near-term. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 31 percent of its average enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. NSP-Minnesota is closely following the progression of these events and will periodically assess if further actions are required to assure a secure supply of enriched nuclear material.

Interest Rate Risk — NSP-Minnesota is subject to the risk of fluctuating interest rates in the normal course of business. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Dec. 31, 2016 and 2015, a 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact annual pretax interest expense by approximately $0.9 million and $2.2 million, respectively. See Note 9 to the consolidated financial statements for a discussion of NSP-Minnesota’s interest rate derivatives.

NSP-Minnesota also maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. At Dec. 31, 2016, the fund was invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for activities related to nuclear decommissioning. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning. Since the accounting for nuclear decommissioning recognizes that costs are recovered through rates, fluctuations in equity prices or interest rates affecting the nuclear decommissioning fund do not have a direct impact on earnings.

Credit Risk — NSP-Minnesota is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. NSP-Minnesota maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2016, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $9.0 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $19.0 million. At Dec. 31, 2015, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $5.6 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $6.4 million.

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

Commodity Derivatives — NSP-Minnesota continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2016. NSP-Minnesota also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at Dec. 31, 2016.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of FTRs, as well as forwards and options that are long-term in nature. Level 3 commodity derivative assets and liabilities represent 0.8 percent and 1.6 percent of gross assets and liabilities, respectively, measured at fair value at Dec. 31, 2016.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $16.0 million and $0.7 million of estimated fair values, respectively, for FTRs held at Dec. 31, 2016.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers. When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3. There were no Level 3 forwards or options held at Dec. 31, 2016.

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

In 2016, NSP-Minnesota implemented the general ledger modules, as well as initiated deployment of work management systems modules, of a new enterprise resource planning system. NSP-Minnesota will continue to implement additional modules including the conversion of existing work management systems during 2017. NSP-Minnesota does not believe this implementation has or will have an adverse effect on its internal control over financial reporting.

NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2016, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ ROBERT C. FRENZEL
Ben Fowke	Robert C. Frenzel
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 24, 2017	Feb. 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Northern States Power Company, a Minnesota corporation
We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern States Power Company, a Minnesota corporation, and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Northern States Power Company, a Minnesota corporation, and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 24, 2017

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands)

	Year Ended Dec. 31
	2016	2015	2014
Operating revenues
Electric, non-affiliates	$3,929,051	$3,710,616	$3,727,815
Electric, affiliates	475,534	473,099	474,542
Natural gas	467,393	545,135	757,695
Other	28,309	27,956	28,473
Total operating revenues	4,900,287	4,756,806	4,988,525

Operating expenses
Electric fuel and purchased power	1,542,619	1,583,620	1,676,474
Cost of natural gas sold and transported	252,842	331,982	532,475
Cost of sales — other	19,951	18,243	17,371
Operating and maintenance expenses	1,245,788	1,212,507	1,223,829
Conservation program expenses	97,936	70,938	138,105
Depreciation and amortization	596,658	479,342	410,840
Taxes (other than income taxes)	246,018	229,602	221,838
Loss on Monticello life cycle management/extended power uprate project	—	124,226	—
Total operating expenses	4,001,812	4,050,460	4,220,932

Operating income	898,475	706,346	767,593

Other income, net	1,032	446	580
Allowance for funds used during construction — equity	27,732	26,819	23,788

Interest charges and financing costs
Interest charges — includes other financing costs of $7,149, $6,710 and $6,511 respectively	226,547	208,763	199,667
Allowance for funds used during construction — debt	(12,571)	(12,725)	(10,711)
Total interest charges and financing costs	213,976	196,038	188,956

Income before income taxes	713,263	537,573	603,005
Income taxes	224,519	180,734	198,090
Net income	$488,744	$356,839	$404,915

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands)

	Year Ended Dec. 31
	2016	2015	2014
Net income	$488,744	$356,839	$404,915

Other comprehensive income (loss)

Pension and retiree medical benefits:
Net pension and retiree medical benefits (losses) gains arising during the period, net of tax of $(455), $(731) and $111, respectively	(661)	(1,061)	161
Amortization of losses (gains) included in net periodic benefit cost, net of tax of $59, $(15) and $16, respectively	77	(25)	22
	(584)	(1,086)	183
Derivative instruments:
Net fair value increase (decrease), net of tax of $3, $(27) and $(61), respectively	5	(39)	(89)
Reclassification of losses to net income, net of tax of $619, $600 and $568, respectively	877	858	789
	882	819	700
Marketable securities:
Net fair value increase, net of tax of $0, $0 and $22, respectively	—	—	32

Other comprehensive income (loss)	298	(267)	915
Comprehensive income	$489,042	$356,572	$405,830

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended Dec. 31
	2016	2015	2014
Operating activities
Net income	$488,744	$356,839	$404,915
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	602,884	485,121	416,380
Nuclear fuel amortization	116,982	106,424	114,542
Deferred income taxes	196,212	206,836	167,471
Amortization of investment tax credits	(1,663)	(1,729)	(1,735)
Allowance for equity funds used during construction	(27,732)	(26,819)	(23,788)
Provision for bad debts	15,043	14,420	17,193
Loss on Monticello life cycle management/extended power uprate project	—	124,226	—
Net realized and unrealized hedging and derivative transactions	3,729	16,075	5,023
Changes in operating assets and liabilities:
Accounts receivable	(53,050)	66,539	(104,655)
Accrued unbilled revenues	(32,488)	24,485	3,825
Inventories	(1,115)	(53,468)	(10,285)
Other current assets	(16,990)	23,303	(33,284)
Accounts payable	24,075	(39,696)	(50,569)
Net regulatory assets and liabilities	46,906	(6,459)	101,826
Other current liabilities	19,084	77,998	118,576
Pension and other employee benefit obligations	(42,348)	(22,265)	(41,924)
Change in other noncurrent assets	(7,701)	(219)	34,571
Change in other noncurrent liabilities	(25,572)	(31,764)	(5,985)
Net cash provided by operating activities	1,305,000	1,319,847	1,112,097

Investing activities
Utility capital/construction expenditures	(1,204,537)	(1,854,878)	(1,241,940)
Allowance for equity funds used during construction	27,732	26,819	23,788
Proceeds from insurance recoveries	—	27,237	6,000
Purchases of investments in external decommissioning fund	(506,298)	(1,257,924)	(595,569)
Proceeds from the sale of investments in external decommissioning fund	478,866	1,236,873	588,430
Investments in utility money pool arrangement	(747,500)	(385,900)	(432,000)
Repayments from utility money pool arrangement	747,500	385,900	432,000
Other, net	(1,043)	(2,662)	(3,066)
Net cash used in investing activities	(1,205,280)	(1,824,535)	(1,222,357)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(138,000)	81,000	11,000
Borrowings under utility money pool arrangement	424,000	294,500	340,000
Repayments under utility money pool arrangement	(424,000)	(294,500)	(374,000)
Proceeds from issuance of long-term debt	342,503	587,545	295,337
Repayments of long-term debt, including reacquisition premiums	(11)	(250,013)	—
Capital contributions from parent	96,672	347,304	95,051
Dividends paid to parent	(395,894)	(259,140)	(259,451)
Net cash (used in) provided by financing activities	(94,730)	506,696	107,937

Net change in cash and cash equivalents	4,990	2,008	(2,323)
Cash and cash equivalents at beginning of period	42,605	40,597	42,920
Cash and cash equivalents at end of period	$47,595	$42,605	$40,597

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(201,408)	$(185,170)	$(182,603)
Cash (paid) received for income taxes, net	(39,002)	53,243	(33,586)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$103,459	$111,675	$186,068

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share and per share data)

	Dec. 31
	2016	2015
Assets
Current assets
Cash and cash equivalents	$47,595	$42,605
Accounts receivable, net	329,481	292,806
Accounts receivable from affiliates	49,355	32,850
Accrued unbilled revenues	259,590	227,102
Inventories	345,192	343,916
Regulatory assets	186,266	187,793
Derivative instruments	22,028	18,941
Prepayments and other	98,006	89,559
Total current assets	1,337,513	1,235,572

Property, plant and equipment, net	13,300,793	12,807,338

Other assets
Nuclear decommissioning fund and other investments	1,905,059	1,758,208
Regulatory assets	1,245,151	1,159,217
Derivative instruments	24,678	22,334
Other	9,086	1,385
Total other assets	3,183,974	2,941,144
Total assets	$17,822,280	$16,984,054

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$10	$11
Short-term debt	85,000	223,000
Accounts payable	371,589	350,660
Accounts payable to affiliates	59,216	59,785
Regulatory liabilities	60,779	43,920
Taxes accrued	241,100	225,361
Accrued interest	71,012	66,979
Dividends payable to parent	89,428	73,498
Derivative instruments	16,606	17,211
Customer deposits	110,244	94,388
Other	150,244	170,680
Total current liabilities	1,255,228	1,325,493

Deferred credits and other liabilities
Deferred income taxes	2,788,752	2,563,625
Deferred investment tax credits	24,175	25,838
Regulatory liabilities	489,825	491,887
Asset retirement obligations	2,452,567	2,331,092
Derivative instruments	116,804	128,213
Pension and employee benefit obligations	368,922	339,663
Other	127,283	114,768
Total deferred credits and other liabilities	6,368,328	5,995,086

Commitments and contingencies
Capitalization
Long-term debt	4,843,155	4,496,410
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2016 and 2015, respectively	10	10
Additional paid in capital	3,435,096	3,323,810
Retained earnings	1,941,246	1,864,326
Accumulated other comprehensive loss	(20,783)	(21,081)
Total common stockholder’s equity	5,355,569	5,167,065
Total liabilities and equity	$17,822,280	$16,984,054

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (amounts in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2013	1,000,000	$10	$2,866,603	$1,635,910	$(21,729)	$4,480,794
Net income				404,915		404,915
Other comprehensive income					915	915
Common dividends declared to parent				(278,502)		(278,502)
Contribution of capital by parent			95,051			95,051
Balance at Dec. 31, 2014	1,000,000	$10	$2,961,654	$1,762,323	$(20,814)	$4,703,173
Net income				356,839		356,839
Other comprehensive loss					(267)	(267)
Common dividends declared to parent				(254,836)		(254,836)
Contribution of capital by parent			362,156			362,156
Balance at Dec. 31, 2015	1,000,000	$10	$3,323,810	$1,864,326	$(21,081)	$5,167,065
Net income				488,744		488,744
Other comprehensive income					298	298
Common dividends declared to parent				(411,824)		(411,824)
Contribution of capital by parent			111,286			111,286
Balance at Dec. 31, 2016	1,000,000	$10	$3,435,096	$1,941,246	$(20,783)	$5,355,569

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CAPITALIZATION (amounts in thousands, except share and per share data)

	Dec. 31
	2016	2015
Long-Term Debt
First Mortgage Bonds, Series due:
March 1, 2018, 5.25%	$500,000	$500,000
Aug. 15, 2020, 2.2%	300,000	300,000
Aug. 15, 2022, 2.15%	300,000	300,000
May 15, 2023, 2.6%	400,000	400,000
July 1, 2025, 7.125%	250,000	250,000
March 1, 2028, 6.5%	150,000	150,000
July 15, 2035, 5.25%	250,000	250,000
June 1, 2036, 6.25%	400,000	400,000
July 1, 2037, 6.2%	350,000	350,000
Nov. 1, 2039, 5.35%	300,000	300,000
Aug. 15, 2040, 4.85%	250,000	250,000
Aug. 15, 2042, 3.4%	500,000	500,000
May 15, 2044, 4.125%	300,000	300,000
Aug. 15, 2045, 4.0%	300,000	300,000
May 15, 2046, 3.6%	350,000	—
Other	23	33
Unamortized discount	(16,951)	(15,911)
Unamortized debt expense	(39,907)	(37,701)
Total	4,843,165	4,496,421
Less current maturities	10	11
Total long-term debt	$4,843,155	$4,496,410

Common Stockholder’s Equity
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2016 and 2015, respectively	$10	$10
Additional paid in capital	3,435,096	3,323,810
Retained earnings	1,941,246	1,864,326
Accumulated other comprehensive loss	(20,783)	(21,081)
Total common stockholder’s equity	$5,355,569	$5,167,065

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

Certain rate rider mechanisms qualify as alternative revenue programs under generally accepted accounting principles. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety, or other mandate. When certain criteria are met, revenue is recognized equal to the revenue requirement, including return on rate base items, for the qualified mechanisms. The mechanisms are revised periodically for differences between the total amount collected under the riders and the revenue recognized, which may increase or decrease the level of revenue collected from customers.

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

Property, plant and equipment is tested for impairment when it is determined that the carrying value of the assets may not be recoverable. A loss is recognized in the current period if it becomes probable that part of a cost of a plant under construction or recently completed plant will be disallowed for recovery from customers and a reasonable estimate of the disallowance can be made. See Note 10 for a discussion of the loss recognized in 2015 related to the Monticello LCM/EPU project. For investments in property, plant and equipment that are abandoned and not expected to go into service, incurred costs and related deferred tax amounts are compared to the discounted estimated future rate recovery, and a loss is recognized, if necessary.

NSP-Minnesota records depreciation expense related to its plant using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.2, 2.9 and 2.5 percent for the years ended Dec. 31, 2016, 2015 and 2014, respectively.

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

Nuclear Decommissioning — Nuclear decommissioning studies estimate NSP-Minnesota’s ultimate costs of decommissioning its nuclear power plants and are performed at least every three years and submitted to the MPUC and other state commissions for approval. NSP-Minnesota’s most recent triennial nuclear decommissioning studies were approved by the MPUC in October 2015. These studies reflect NSP-Minnesota’s plans for prompt dismantlement of the Monticello and PI facilities. These studies assume that NSP-Minnesota will store spent fuel on site pending removal to a U.S. government facility.

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

Restricted funds for the payment of future decommissioning expenditures for NSP-Minnesota’s nuclear facilities are included in nuclear decommissioning fund and other assets on the consolidated balance sheets. See Note 9 for further discussion of the nuclear decommissioning fund.

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

Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes, the reversal of some temporary differences are accounted for as current income tax expense. Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal ITCs related to public utility property. Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 13.

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

Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues; hedging transactions for vehicle fuel costs are recorded as a component of capital projects and O&M costs; and interest rate hedging transactions are recorded as a component of interest expense. NSP-Minnesota is allowed to recover in electric or natural gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. For further information on derivatives entered to mitigate commodity price risk on behalf of electric and natural gas customers, see Note 9.

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

Fair Value Measurements — NSP-Minnesota presents cash equivalents, interest rate derivatives, commodity derivatives and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements. Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted NAVs. For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used as a primary input to establish fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price for an identical contract in an active market, NSP-Minnesota may use quoted prices for similar contracts or internally prepared valuation models to determine fair value. For the nuclear decommissioning fund, published trading data and pricing models, generally using the most observable inputs available, are utilized to estimate fair value for each security. For further information, see Note 9.

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

Reclassifications — Due to adoption of new accounting pronouncements, certain previously reported amounts have been reclassified to conform to the current year presentation. See Note 2 for further discussion of recently adopted accounting pronouncements.

Subsequent Events — Management has evaluated the impact of events occurring after Dec. 31, 2016 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Minnesota expects its adoption will result in increased disclosures regarding revenue, cash flows and obligations related to arrangements with customers, as well as separate presentation of alternative revenue programs in the consolidated statements of income. NSP-Minnesota has not yet fully determined the impacts of adoption for several aspects of the standard, including a determination of whether receipts of non-refundable contributions in aid of construction should be recognized as revenues or may continue to be recorded as reductions to property, plant and equipment. Also, it is yet to be determined whether and how much an evaluation of the collectability of regulated electric and gas revenues will impact the amounts of revenue recognized upon delivery. NSP-Minnesota currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. NSP-Minnesota is currently evaluating the impact of adopting ASU No. 2016-01 on its consolidated financial statements.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which, for lessees, requires balance sheet recognition of right-of-use assets and lease liabilities for all leases. Additionally, for leases that qualify as finance leases, the guidance requires expense recognition consisting of amortization of the right-of-use asset as well as interest on the related lease liability using the effective interest method. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018, and early adoption is permitted. NSP-Minnesota is currently evaluating the impact of adopting ASU No. 2016-02 on its consolidated financial statements.

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

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of presentation as an asset. NSP-Minnesota implemented the new guidance as required on Jan. 1, 2016, and as a result, $37.7 million of such deferred costs were retrospectively reclassified from other non-current assets to long-term debt on the consolidated balance sheet as of Dec. 31, 2015.

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which eliminates the requirement to categorize fair value measurements using NAV methodology in the fair value hierarchy. NSP-Minnesota implemented the guidance on Jan. 1, 2016, and the implementation did not have a material impact on its consolidated financial statements. For related disclosures, see Note 7 and Note 9 to the consolidated financial statements.

Presentation of Deferred Taxes — In November 2015, the FASB issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No. 2015-17), which eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent on the consolidated balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. NSP-Minnesota early adopted the new guidance in the fourth quarter of 2016 and as a result $8.5 million of current deferred income taxes were retrospectively reclassified to offset long-term deferred income tax liabilities on the consolidated balance sheet as of Dec. 31, 2015.

Stock Compensation — In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting, Topic 718 (ASU No. 2016-09), which simplifies accounting and financial statement presentation for share-based payment transactions. The guidance requires that the difference between the tax deduction available upon settlement of share-based equity awards and the tax benefit accumulated over the vesting period be recognized as an adjustment to income tax expense. NSP-Minnesota adopted the guidance in 2016, and the implementation did not have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Accounts receivable, net
Accounts receivable	$349,449	$313,556
Less allowance for bad debts	(19,968)	(20,750)
	$329,481	$292,806

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$214,234	$200,888
Fuel	97,527	104,499
Natural gas	33,431	38,529
	$345,192	$343,916

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$17,059,993	$16,256,887
Natural gas plant	1,311,235	1,248,408
Common and other property	710,958	624,409
CWIP	509,891	545,535
Total property, plant and equipment	19,592,077	18,675,239
Less accumulated depreciation	(6,682,418)	(6,251,498)
Nuclear fuel	2,571,770	2,447,251
Less accumulated amortization	(2,180,636)	(2,063,654)
	$13,300,793	$12,807,338

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2016
Borrowing limit	$250
Amount outstanding at period end	—
Average amount outstanding	—
Maximum amount outstanding	11
Weighted average interest rate, computed on a daily basis	0.95%
Weighted average interest rate at period end	N/A

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2016	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$250	$250	$250
Amount outstanding at period end	—	—	—
Average amount outstanding	16	5	12
Maximum amount outstanding	225	69	150
Weighted average interest rate, computed on a daily basis	0.69%	0.53%	0.21%
Weighted average interest rate at period end	N/A	N/A	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2016
Borrowing limit	$500
Amount outstanding at period end	85
Average amount outstanding	4
Maximum amount outstanding	85
Weighted average interest rate, computed on a daily basis	0.91%
Weighted average interest rate at period end	0.94

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2016	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$500	$500	$500
Amount outstanding at period end	85	223	142
Average amount outstanding	73	96	111
Maximum amount outstanding	353	327	397
Weighted average interest rate, computed on a daily basis	0.65%	0.43%	0.26%
Weighted average interest rate at end of period	0.94	0.72	0.53

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2016 and 2015, there were $11 million and $18 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

Amended Credit Agreement — In June 2016, NSP-Minnesota entered into an amended five-year credit agreement with a syndicate of banks. The total borrowing limit under the amended credit agreement remained at $500 million. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with the following exceptions:

•	The maturity extended from October 2019 to June 2021.

•
The Eurodollar borrowing margin on this line of credit was reduced to a range of 75 to 150 basis points per year, from a range of 87.5 to 175 basis points per year, based upon applicable long-term credit ratings.

•
The commitment fees, calculated on the unused portion of the line of credit, were reduced to a range of 6 to 22.5 basis points per year, from a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

NSP-Minnesota has the right to request an extension of the termination date for two additional one-year periods. The extension requests are subject to majority bank group approval.

Other features of NSP-Minnesota’s credit facility include:

•	NSP-Minnesota may increase its credit facility by up to $100 million.

•
The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65 percent. NSP-Minnesota was in compliance as its debt-to-total capitalization ratio was 48 percent at both Dec. 31, 2016 and 2015. If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Minnesota will be in default on its borrowings under the facility if NSP-Minnesota or any of its subsidiaries whose total assets exceed 15 percent of NSP-Minnesota’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	NSP-Minnesota was in compliance with all financial covenants on its debt agreements as of Dec. 31, 2016 and 2015.

At Dec. 31, 2016, NSP-Minnesota had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$500	$96	$404

(a)	This credit facility matures in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at Dec. 31, 2016 and 2015.

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

In 2016, NSP-Minnesota issued $350 million of 3.6 percent first mortgage bonds due May 15, 2046. In 2015, NSP-Minnesota issued $300 million of 2.2 percent first mortgage bonds due Aug. 15, 2020 and $300 million of 4.0 percent first mortgage bonds due Aug. 15, 2045.

During the next five years, NSP-Minnesota has long-term debt maturities of $500 million and $300 million due in 2018 and 2020, respectively.

Deferred Financing Costs — Deferred financing costs of approximately $39.9 million and $37.7 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2016 and 2015, respectively. NSP-Minnesota is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend and Other Capital-Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

NSP-Minnesota’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay to Xcel Energy Inc., the holder of its common stock. Even with this restriction, NSP-Minnesota could have paid more than $1.7 billion in additional cash dividends on common stock at both Dec. 31, 2016 and 2015.

The most restrictive dividend limitation for NSP-Minnesota is imposed by its state regulatory commissions. NSP-Minnesota’s state regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc. by requiring an equity-to-total capitalization ratio between 46.9 percent and 57.3 percent. NSP-Minnesota’s equity-to-total capitalization ratio was 52.1 percent at Dec. 31, 2016 and $1.0 billion in retained earnings was not restricted. Total capitalization for NSP-Minnesota was $10.3 billion at Dec. 31, 2016, which did not exceed the limits imposed by the commissions of $10.75 billion.

5.	Joint Ownership of Generation and Transmission Facilities

Following are the investments by NSP-Minnesota in jointly owned generation and transmission facilities and the related ownership percentages as of Dec. 31, 2016:

(Thousands of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Ownership %
Electric Generation:
Sherco Unit 3	$589,903	$398,367	$9,714	59%
Sherco Common Facilities Units 1, 2 and 3	145,447	95,909	540	80
Sherco Substation	4,790	3,146	—	59
Electric Transmission:
Grand Meadow Line and Substation	10,647	1,871	—	50
CapX2020	965,289	116,942	56,024	51
Total	$1,716,076	$616,235	$66,278

NSP-Minnesota has approximately 517 MW of jointly owned generating capacity. NSP-Minnesota’s share of operating expenses and construction expenditures are included in the applicable utility accounts. Each of the respective owners is responsible for providing its own financing.

6.    Income Taxes

Consolidated Appropriations Act, 2016 — In December 2015, the Consolidated Appropriations Act, 2016 (Act) was signed into law. The Act provides for the following:

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

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Dec. 31, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their cases to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in December 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’s proposed adjustment of the carryback claims.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Dec. 31, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013. Subsequent to year-end, the IRS proposed an adjustment to tax years 2012 through 2013 that may impact Xcel Energy’s NOL and tax credit carryforwards and ETR. However, Xcel Energy is continuing to evaluate the IRS’ proposal and the outcome and timing of a resolution is uncertain.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2016, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In June 2016, the state of Minnesota began an audit of years 2010 through 2014. As of Dec. 31, 2016, Minnesota had not proposed any adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$21.5	$20.1
Unrecognized tax benefit — Temporary tax positions	39.3	35.3
Total unrecognized tax benefit	$60.8	$55.4

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2016	2015	2014
Balance at Jan. 1	$55.4	$30.4	$25.2
Additions based on tax positions related to the current year	3.7	14.0	10.3
Reductions based on tax positions related to the current year	(0.2)	(2.1)	(1.2)
Additions for tax positions of prior years	3.9	14.0	8.9
Reductions for tax positions of prior years	(2.0)	(0.9)	(4.2)
Settlements with taxing authorities	—	—	(8.6)
Balance at Dec. 31	$60.8	$55.4	$30.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(19.3)	$(15.2)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	Dec. 31, 2016	Dec. 31, 2015	Dec. 31, 2014
Payable for interest related to unrecognized tax benefits at Jan. 1	$(0.2)	$(0.1)	$(0.5)
Interest (expense) income related to unrecognized tax benefits	(1.8)	(0.1)	0.4
Payable for interest related to unrecognized tax benefits at Dec. 31	$(2.0)	$(0.2)	$(0.1)

No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2016, 2015, or 2014.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2016	2015
Federal NOL carryforward	$974	$1,088
Federal tax credit carryforwards	227	167
State NOL carryforwards	254	273
Valuation allowances for state NOL carryforwards	(1)	—
State tax credit carryforwards, net of federal detriment (a)	68	32
Valuation allowances for state credit carryforwards, net of federal detriment (b)	(60)	(25)

(a)	State tax credit carryforwards are net of federal detriment of $37 million and $17 million as of Dec. 31, 2016 and 2015, respectively.

(b)	Valuation allowances for state tax credit carryforwards were net of federal benefit of $33 million and $13 million as of Dec. 31, 2016 and 2015, respectively.

The federal carryforward periods expire between 2021 and 2036. The state carryforward periods expire between 2017 and 2035.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences for the years ending Dec. 31:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
Tax credits recognized, net of federal income tax expense	(9.0)	(6.3)	(5.3)
Regulatory differences — utility plant items	(0.3)	(1.7)	(0.2)
State income taxes, net of federal income tax benefit	5.8	5.9	5.8
Change in unrecognized tax benefits	0.2	1.5	0.6
NOL carryback	—	(0.9)	(2.3)
Other, net	(0.2)	0.1	(0.7)
Effective income tax rate	31.5%	33.6%	32.9%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2016	2015	2014
Current federal tax expense (benefit)	$19,300	$(41,031)	$(124)
Current state tax expense (benefit)	9,386	(3,974)	25,650
Current change in unrecognized tax expense	1,284	20,632	6,828
Deferred federal tax expense	142,324	167,486	143,295
Deferred state tax expense	53,816	52,107	27,256
Deferred change in unrecognized tax expense (benefit)	72	(12,757)	(3,080)
Deferred investment tax credits	(1,663)	(1,729)	(1,735)
Total income tax expense	$224,519	$180,734	$198,090

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2016	2015	2014
Deferred tax expense excluding items below	$225,127	$205,262	$184,544
Tax (expense) benefit allocated to other comprehensive income and other	(223)	173	(656)
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(28,692)	1,401	(16,417)
Deferred tax expense	$196,212	$206,836	$167,471

The components of the net deferred tax liability at Dec. 31 were as follows:

(Thousands of Dollars)	2016	2015
Deferred tax liabilities:
Differences between book and tax bases of property	$3,286,091	$3,022,657
Regulatory assets	154,805	156,499
Employee benefits	7,013	16,632
Other	22,807	20,166
Total deferred tax liabilities	$3,470,716	$3,215,954
Deferred tax assets:
NOL carryforward	$361,391	$402,784
Tax credit carryforward	234,078	173,430
Rate refund	21,094	26,298
Deferred investment tax credits	10,663	11,419
Regulatory liabilities	9,188	10,188
Other	45,550	28,210
Total deferred tax assets	$681,964	$652,329
Net deferred tax liability	$2,788,752	$2,563,625

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

Xcel Energy, which includes NSP-Minnesota, offers various benefit plans to its employees. Approximately 62 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2016, NSP-Minnesota had 1,959 bargaining employees covered under a collective-bargaining agreement, which expires at the end of 2019. NSP-Minnesota also had an additional 253 nuclear operation bargaining employees covered under several collective-bargaining agreements. These agreements expire in 2017, 2018 and 2019.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAVs.

Insurance contracts — Insurance contract fair values take into consideration the value of the investments in separate accounts of the insurer, which are priced based on observable inputs.

Investments in commingled funds, equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. The investments in commingled funds may be redeemed for NAV with proper notice. Proper notice varies by fund and can range from daily with a few days’ notice to annually with 90 days’ notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Depending on the fund, unscheduled distributions from real estate investments may require approval of the fund or may be redeemed with proper notice, which is typically quarterly with 45-90 days’ notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions attributable to NSP-Minnesota’s funded by NSP-Minnesota’s consolidated operating cash flows. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2016 and 2015 were $43.5 million and $41.8 million, respectively, of which $5.8 million and $5.1 million were attributable to NSP-Minnesota. In 2016 and 2015, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $7.9 million and $9.5 million, respectively, of which $0.6 million was attributable to NSP-Minnesota in both years.

In 2016, Xcel Energy established rabbi trusts to provide partial funding for future distributions of the SERP and its deferred compensation plan. Rabbi trust funding of deferred compensation plan distributions attributable to NSP-Minnesota will be supplemented by NSP-Minnesota’s consolidated operating cash flows as determined necessary. For more information regarding the funding of rabbi trusts, see Note 9 to the consolidated financial statements. Also in 2016, Xcel Energy amended the deferred compensation plan to provide eligible participants the ability to diversify deferred settlements of equity awards, other than time-based equity awards, into various fund options.

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

•	Investment returns in 2016 were below the assumed level of 7.10 percent;

•	Investment returns in 2015 and 2014 were below the assumed level of 7.25 percent for both years; and

•	In 2017, NSP-Minnesota’s expected investment-return assumption is 7.10 percent.

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

The following table presents the target pension asset allocations for NSP-Minnesota at Dec. 31 for the upcoming year:

	2016	2015
Domestic and international equity securities	40%	41%
Long-duration fixed income and interest rate swap securities	23	23
Short-to-intermediate fixed income securities	16	14
Alternative investments	19	20
Cash	2	2
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets that are measured at fair value as of Dec. 31, 2016 and 2015:

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$25,929	$—	$—	$—	$25,929
Commingled funds:
U.S. equity funds	—	—	—	140,973	140,973
Non U.S. equity funds	—	—	—	107,618	107,618
U.S. corporate bond funds	—	—	—	69,652	69,652
Emerging market equity funds	—	—	—	56,460	56,460
Emerging market debt funds	—	—	—	48,091	48,091
Commodity funds	—	—	—	5,854	5,854
Private equity investments	—	—	—	30,621	30,621
Real estate	—	—	—	53,373	53,373
Other commingled funds	—	—	—	57,611	57,611
Debt securities:
Government securities	—	84,082	—	—	84,082
U.S. corporate bonds	—	62,091	—	—	62,091
Non U.S. corporate bonds	—	9,966	—	—	9,966
Mortgage-backed securities	—	1,674	—	—	1,674
Asset-backed securities	—	793	—	—	793
Equity securities:
U.S. equities	27,775	—	—	—	27,775
Other	—	633	—	—	633
Total	$53,704	$159,239	$—	$570,253	$783,196

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$40,273	$—	$—	$—	$40,273
Derivatives	—	596	—	—	596
Commingled funds:
U.S. equity funds	—	—	—	116,289	116,289
Non U.S. equity funds	—	—	—	112,075	112,075
U.S. corporate bond funds	—	—	—	67,078	67,078
Emerging market equity funds	—	—	—	50,239	50,239
Emerging market debt funds	—	—	—	48,593	48,593
Commodity funds	—	—	—	16,507	16,507
Private equity investments	—	—	—	40,023	40,023
Real estate	—	—	—	58,100	58,100
Other commingled funds	—	—	—	62,516	62,516
Debt securities:
Government securities	—	87,510	—	—	87,510
U.S. corporate bonds	—	60,417	—	—	60,417
Non U.S. corporate bonds	—	9,697	—	—	9,697
Asset-backed securities	—	680	—	—	680
Equity securities:
U.S. equities	28,257	—	—	—	28,257
Other	—	1,393	—	—	1,393
Total	$68,530	$160,293	$—	$571,420	$800,243

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2016, 2015 or 2014.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for NSP-Minnesota is presented in the following table:

(Thousands of Dollars)	2016	2015
Accumulated Benefit Obligation at Dec. 31	$971,544	$954,610

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$1,023,123	$1,099,671
Service cost	28,307	31,556
Interest cost	45,431	43,214
Plan amendments	1,411	—
Actuarial loss (gain)	46,992	(60,091)
Benefit payments	(108,756)	(91,227)
Obligation at Dec. 31	$1,036,508	$1,023,123

(Thousands of Dollars)	2016	2015
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$800,243	$880,915
Actual return (loss) on plan assets	42,279	(22,180)
Employer contributions	49,430	32,735
Benefit payments	(108,756)	(91,227)
Fair value of plan assets at Dec. 31	$783,196	$800,243

(Thousands of Dollars)	2016	2015
Funded Status of Plans at Dec. 31:
Funded status (a)	$(253,312)	$(222,880)

(a)	Amounts are recognized in noncurrent liabilities on NSP-Minnesota’s consolidated balance sheet.

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$618,675	$589,796
Prior service cost	5,185	4,710
Total	$623,860	$594,506

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$40,687	$42,898
Noncurrent regulatory assets	583,173	551,608
Total	$623,860	$594,506

Measurement date	Dec. 31, 2016	Dec. 31, 2015

	2016	2015
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.13%	4.66%
Expected average long-term increase in compensation level	3.75%	4.00%
Mortality table	RP-2014	RP-2014

Mortality — In 2014, the Society of Actuaries published a new mortality table (RP-2014) and projection scale (MP-2014) that increased the overall life expectancy of males and females. On Dec. 31, 2014 NSP-Minnesota adopted the RP-2014 table, with modifications, based on its population and specific experience and a modified MP-2014 projection scale. During 2016, a new projection table was released (MP-2016).  In 2016, NSP-Minnesota adopted a modified version of the MP-2016 table and will continue to utilize the RP-2014 base table, modified for company experience.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2014 through 2017 to meet minimum funding requirements.

Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$150.0 million in January 2017, of which $59.4 million was attributable to NSP-Minnesota;

•	$125.2 million in 2016, of which $49.4 million was attributable to NSP-Minnesota;

•	$90.1 million in 2015, of which $32.7 million was attributable to NSP-Minnesota; and

•	$130.6 million in 2014, of which $52.1 million was attributable to NSP-Minnesota.

For future years, Xcel Energy and NSP-Minnesota anticipate contributions will be made as necessary.

Plan Amendments — The 2016 increase in the projected benefit obligation resulted from a change in the discount rate basis for lump sum conversion to annuity participants and annuity conversion to lump sum participants in the Xcel Energy Pension Plan. In 2015, there were no plan amendments made which affected the projected benefit obligation.

Benefit Costs — The components of NSP-Minnesota’s net periodic pension cost were:

(Thousands of Dollars)	2016	2015	2014
Service cost	$28,307	$31,556	$29,699
Interest cost	45,431	43,214	47,309
Expected return on plan assets	(60,944)	(62,830)	(62,920)
Amortization of prior service cost	936	936	936
Amortization of net loss	36,777	46,192	44,785
Net periodic pension cost	50,507	59,068	59,809
Costs not recognized due to effects of regulation	(20,865)	(30,766)	(29,485)
Net benefit cost recognized for financial reporting	$29,642	$28,302	$30,324

	2016	2015	2014
Significant Assumptions Used to Measure Costs:
Discount rate	4.66%	4.11%	4.75%
Expected average long-term increase in compensation level	4.00	3.75	3.75
Expected average long-term rate of return on assets	7.10	7.25	7.25

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Minnesota based on Xcel Energy Services Inc. employees’ labor costs. Amounts allocated to NSP-Minnesota were $10.9 million, $11.0 million and $10.3 million in 2016, 2015 and 2014, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2017 pension cost calculations is 7.10 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including NSP-Minnesota, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for NSP-Minnesota was approximately $11.8 million in 2016, $11.2 million in 2015 and $11.1 million in 2014.

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

The following table presents the target postretirement asset allocations for Xcel Energy Inc. and NSP-Minnesota at Dec. 31 for the upcoming year:

	2016	2015
Domestic and international equity securities	25%	25%
Short-to-intermediate fixed income securities	57	57
Alternative investments	13	13
Cash	5	5
Total	100%	100%

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

The following tables present, for each of the fair value hierarchy levels, NSP-Minnesota’s proportionate allocation of the total postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2016 and 2015:

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$172	$—	$—	$—	$172
Insurance contracts	—	395	—	—	395
Commingled funds:
U.S. equity funds	—	—	—	455	455
U.S fixed income funds	—	—	—	227	227
Emerging market debt funds	—	—	—	254	254
Other commingled funds	—	—	—	459	459
Debt securities:
Government securities	—	315	—	—	315
U.S. corporate bonds	—	521	—	—	521
Non U.S. corporate bonds	—	144	—	—	144
Asset-backed securities	—	158	—	—	158
Mortgage-backed securities	—	240	—	—	240
Equity securities:
Non U.S. equities	342	—	—	—	342
Other	—	12	—	—	12
Total	$514	$1,785	$—	$1,395	$3,694

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$130	$—	$—	$—	$130
Insurance contracts	—	313	—	—	313
Commingled funds:
U.S. equity funds	—	—	—	253	253
Non U.S. equity funds	—	—	—	223	223
U.S fixed income funds	—	—	—	161	161
Emerging market equity funds	—	—	—	74	74
Emerging market debt funds	—	—	—	237	237
Other commingled funds	—	—	—	410	410
Debt securities:
Government securities	—	260	—	—	260
U.S. corporate bonds	—	397	—	—	397
Non U.S. corporate bonds	—	86	—	—	86
Asset-backed securities	—	190	—	—	190
Mortgage-backed securities	—	236	—	—	236
Other	—	(1)	—	—	(1)
Total	$130	$1,481	$—	$1,358	$2,969

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2016, 2015 or 2014.

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for NSP-Minnesota is presented in the following table:

(Thousands of Dollars)	2016	2015
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$88,684	$97,946
Service cost	123	159
Interest cost	3,925	3,814
Medicare subsidy reimbursements	29	59
Plan participants’ contributions	451	552
Actuarial loss (gain)	1,880	(5,197)
Benefit payments	(8,397)	(8,649)
Obligation at Dec. 31	$86,695	$88,684

(Thousands of Dollars)	2016	2015
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$2,969	$2,081
Actual return on plan assets	7	8
Plan participants’ contributions	451	552
Employer contributions	8,664	8,977
Benefit payments	(8,397)	(8,649)
Fair value of plan assets at Dec. 31	$3,694	$2,969

(Thousands of Dollars)	2016	2015
Funded Status of Plans at Dec. 31:
Funded status	$(83,001)	$(85,715)
Current liabilities	(4,313)	(5,605)
Noncurrent liabilities	(78,688)	(80,110)
Net postretirement amounts recognized on consolidated balance sheets	$(83,001)	$(85,715)

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$41,306	$40,864
Prior service credit	(18,433)	(21,469)
Total	$22,873	$19,395

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Noncurrent regulatory assets	$21,386	$18,133
Deferred income taxes	606	515
Net-of-tax accumulated OCI	881	747
Total	$22,873	$19,395

Measurement date	Dec. 31, 2016	Dec. 31, 2015

	2016	2015
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.13%	4.65%
Mortality table	RP 2014	RP 2014
Health care costs trend rate — initial	5.50%	6.00%

Effective Jan. 1, 2017, the initial medical trend rate was decreased from 6.0 percent to 5.5 percent. The ultimate trend assumption remained at 4.5 percent. The period until the ultimate rate is reached is two years. Xcel Energy Inc. and NSP-Minnesota base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on NSP-Minnesota:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$8,241	$(7,020)
Service and interest components	426	(360)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy, which includes NSP-Minnesota, contributed $17.9 million, $18.3 million and $17.1 million during 2016, 2015 and 2014, respectively, of which $8.7 million, $9.0 million and $7.5 million were attributable to NSP-Minnesota. Xcel Energy expects to contribute approximately $11.8 million during 2017, of which $8.0 million is attributable to NSP-Minnesota.

Plan Amendments — In 2016 and 2015, there were no plan amendments made which affected the benefit obligation.

Benefit Costs — The components of NSP-Minnesota’s net periodic postretirement benefit costs were:

(Thousands of Dollars)	2016	2015	2014
Service cost	$123	$159	$187
Interest cost	3,925	3,814	4,993
Expected return on plan assets	(172)	(121)	(301)
Amortization of prior service credit	(3,036)	(3,036)	(3,036)
Amortization of net loss	1,603	2,092	3,416
Net periodic postretirement benefit cost	$2,443	$2,908	$5,259

	2016	2015	2014
Significant Assumptions Used to Measure Costs:
Discount rate	4.65%	4.08%	4.82%
Expected average long-term rate of return on assets	5.80	5.80	7.00

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Minnesota based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists NSP-Minnesota’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2017	$92,146	$8,014	$7	$8,007
2018	88,080	7,763	7	7,756
2019	90,293	7,403	7	7,396
2020	89,938	7,185	8	7,177
2021	88,160	6,799	6	6,793
2022-2026	396,573	29,092	39	29,053

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

Contributions to multiemployer plans were as follows for the years ended Dec. 31, 2016, 2015 and 2014. The average number of NSP-Minnesota union employees covered by the multiemployer pension plans decreased to approximately 700 in 2016 from approximately 850 in 2015. There were no other significant changes to the nature or magnitude of the participation of NSP-Minnesota in multiemployer plans for the years presented:

(Thousands of Dollars)	2016	2015	2014
Multiemployer plan contributions:
Pension	13,843	17,223	20,254
Other postretirement benefits	86	135	273
Total	13,929	17,358	20,527

8.	Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2016	2015	2014
Interest income	$4,140	$3,637	$4,778
Other nonoperating income	—	166	651
Insurance policy expense	(3,054)	(3,357)	(4,849)
Other nonoperating expense	(54)	—	—
Other income, net	$1,032	$446	$580

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAVs.

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per-share market value. The investments in commingled funds may be redeemed for NAV with proper notice. Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments, generally referred to as FTRs, purchased from MISO. FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of energy congestion, which is caused by overall transmission load and other transmission constraints. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. NSP-Minnesota’s valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

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

Unrealized gains for the nuclear decommissioning fund were $378.6 million and $328.8 million at Dec. 31, 2016 and 2015, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $46.9 million and $100.2 million at Dec. 31, 2016 and 2015, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at Dec. 31, 2016 and 2015:

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$20,379	$20,379	$—	$—	$—	$20,379
Commingled funds:
Non U.S. equities	260,877	—	—	—	245,359	245,359
Emerging market debt funds	93,597	—	—	—	97,543	97,543
Commodity funds	106,571	—	—	—	92,091	92,091
Private equity investments	132,190	—	—	—	190,462	190,462
Real estate	128,630	—	—	—	187,647	187,647
Other commingled funds	151,048	—	—	—	159,489	159,489
Debt securities:
Government securities	32,764	—	31,965	—	—	31,965
U.S. corporate bonds	104,913	—	105,772	—	—	105,772
Non U.S. corporate bonds	21,751	—	21,672	—	—	21,672
Municipal bonds	13,609	—	13,786	—	—	13,786
Mortgage-backed securities	2,785	—	2,816	—	—	2,816
Equity securities:
U.S. equities	270,779	473,400	—	—	—	473,400
Non U.S. equities	189,100	218,381	—	—	—	218,381
Total	$1,528,993	$712,160	$176,011	$—	$972,591	$1,860,762

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $44.3 million of rabbi trust assets and miscellaneous investments.

(b)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

	Dec. 31, 2015
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$27,484	$27,484	$—	$—	$—	$27,484
Commingled funds:
Non U.S. equities	259,114	—	—	—	231,122	231,122
Emerging market debt funds	88,987	—	—	—	88,467	88,467
Commodity funds	99,771	—	—	—	77,338	77,338
Private equity investments	105,965	—	—	—	157,528	157,528
Real estate	115,019	—	—	—	165,190	165,190
Other commingled funds	150,877	—	—	—	164,389	164,389
Debt securities:
Government securities	24,444	—	21,356	—	—	21,356
U.S. corporate bonds	73,061	—	65,276	—	—	65,276
Non U.S. corporate bonds	13,726	—	12,801	—	—	12,801
Municipal bonds	49,255	—	51,589	—	—	51,589
Asset-backed securities	2,837	—	2,830	—	—	2,830
Mortgage-backed securities	11,444	—	11,621	—	—	11,621
Equity securities:
U.S. equities	273,106	432,495	—	—	—	432,495
Non U.S. equities	200,509	214,664	—	—	—	214,664
Total	$1,495,599	$674,643	$165,473	$—	$884,034	$1,724,150

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $34.1 million of miscellaneous investments.

(b)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

For the year ended Dec. 31, 2016 and 2015 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at Dec. 31, 2016:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$9,158	$149	$22,658	$31,965
U.S. corporate bonds	608	28,375	67,475	9,314	105,772
Non U.S. corporate bonds	—	6,477	10,525	4,670	21,672
Municipal bonds	—	205	5,763	7,818	13,786
Mortgage-backed securities	—	—	—	2,816	2,816
Debt securities	$608	$44,215	$83,912	$47,276	$176,011

Rabbi Trusts

In June 2016, NSP-Minnesota established a rabbi trust to provide partial funding for future deferred compensation plan distributions. The following table presents the cost and fair value of the assets held in rabbi trust at Dec. 31, 2016:

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$7,459	$7,459	$—	$—	$7,459
Mutual funds	1,663	1,901	—	—	1,901
Total	$9,122	$9,360	$—	$—	$9,360

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

Rabbi trust assets at Dec. 31, 2015 were comprised only of an immaterial amount of mutual funds.

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

Wholesale and Commodity Trading Risk — NSP-Minnesota conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives. NSP-Minnesota’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

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

NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the years ended Dec. 31, 2016 and 2015.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenue, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at Dec. 31:

(Amounts in Thousands) (a)(b)	2016	2015
MWh of electricity	37,805	43,611
MMBtu of natural gas	79,520	7,971
Gallons of vehicle fuel	—	77

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Dec. 31, 2016, five of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $20.2 million or 29 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Four of the 10 most significant counterparties, comprising $15.7 million or 23 percent of this credit exposure at Dec. 31, 2016, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $0.6 million or 1 percent of this credit exposure, had credit quality less than investment grade, based on ratings from internal analysis. Nine of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2016	2015	2014
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(19,090)	$(19,909)	$(20,609)
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	5	(39)	(89)
After-tax net realized losses on derivative transactions reclassified into earnings	877	858	789
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(18,208)	$(19,090)	$(19,909)

The following tables detail the impact of derivative activity during the years ended Dec. 31, 2016, 2015 and 2014 on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Year Ended Dec. 31, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,392	(a)	$—		$—
Vehicle fuel and other commodity	8	—	104	(b)	—		—
Total	$8	$—	$1,496		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,825	(c)
Electric commodity	—	14,459	—		(6,090)	(d)	—
Natural gas commodity	—	(1,235)	—		4,031	(e)	(2,166)	(e)
Total	$—	$13,224	$—		$(2,059)		$659

	Year Ended Dec. 31, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,385	(a)	$—		$—
Vehicle fuel and other commodity	(66)	—	73	(b)	—		—
Total	$(66)	$—	$1,458		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(7,650)	(c)
Electric commodity	—	(15,483)	—		14,735	(d)	—
Natural gas commodity	—	(4,878)	—		4,762	(e)	(3,585)	(e)
Total	$—	$(20,361)	$—		$19,497		$(11,235)

	Year Ended Dec. 31, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,387	(a)	$—		$—
Vehicle fuel and other commodity	(150)	—	(30)	(b)	—		—
Total	$(150)	$—	$1,357		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$751	(c)
Electric commodity	—	(4,385)	—		(17,200)	(d)	—
Natural gas commodity	—	4,576	—		(8,584)	(e)	(2,627)	(e)
Other commodity	—	—	—		—		643	(c)
Total	$—	$191	$—		$(25,784)		$(1,233)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2016, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. At Dec. 31, 2016 and 2015, there were no derivative instruments in a liability position with underlying contract provisions that required the posting of collateral or settlement of outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2016 and 2015.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2016:

	Dec. 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$12,053	$8,651	$—	$20,704	$(15,500)	$5,204
Electric commodity	—	—	15,997	15,997	(677)	15,320
Natural gas commodity	—	912	—	912	—	912
Total current derivative assets	$12,053	$9,563	$15,997	$37,613	$(16,177)	21,436
PPAs (a)						592
Current derivative instruments						$22,028
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$100	$31,029	$—	$31,129	$(7,323)	$23,806
Total noncurrent derivative assets	$100	$31,029	$—	$31,129	$(7,323)	23,806
PPAs (a)						872
Noncurrent derivative instruments						$24,678
Current derivative liabilities
Other derivative instruments:
Commodity trading	$12,397	$5,964	$—	$18,361	$(15,837)	$2,524
Electric commodity	—	—	677	677	(677)	—
Total current derivative liabilities	$12,397	$5,964	$677	$19,038	$(16,514)	2,524
PPAs (a)						14,082
Current derivative instruments						$16,606
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$89	$23,424	$—	$23,513	$(10,727)	$12,786
Total noncurrent derivative liabilities	$89	$23,424	$—	$23,513	$(10,727)	12,786
PPAs (a)						104,018
Noncurrent derivative instruments						$116,804

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

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2016. At Dec. 31, 2016, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $3.7 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the years ended Dec. 31, 2016, 2015 and 2014:

	Year Ended Dec. 31
(Thousands of Dollars)	2016	2015	2014
Balance at Jan. 1	$12,970	$40,271	$31,727
Purchases	27,976	40,288	84,762
Settlements	(47,192)	(38,050)	(101,690)
Transfers out of Level 3	—	—	(1,093)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(2)	1,533	10,692
Gains (losses) recognized as regulatory assets and liabilities	21,568	(31,072)	15,873
Balance at Dec. 31	$15,320	$12,970	$40,271

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2016 and 2015. The transfer of amounts from Level 3 to Level 2 in the year ended Dec. 31, 2014 was due to the valuation of certain long-term derivative contracts for which observable commodity pricing forecasts became a more significant input during the period.

Fair Value of Long-Term Debt

As of Dec. 31, 2016 and 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2016		2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$4,843,165	$5,310,925	$4,496,421	$4,917,080

(a)
Amounts reflect the classification of debt issuance costs as a deduction from the carrying amount of the related debt. See Note 2, Accounting Pronouncements for more information on the adoption of ASU No. 2015-03.

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of Dec. 31, 2016 and 2015, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

10.	Rate Matters

Pending and Recently Concluded Regulatory Proceedings — MPUC

Minnesota 2016 Multi-Year Electric Rate Case — In November 2015, NSP-Minnesota filed a three-year electric rate case with the MPUC. The rate case is based on a requested ROE of 10.0 percent and a 52.50 percent equity ratio. In December 2015, the MPUC approved interim rates for 2016. The request is detailed in the table below:

Request (Millions of Dollars)	2016	2017	2018
Rate request	$194.6	$52.1	$50.4
Increase percentage	6.4%	1.7%	1.7%
Interim request	$163.7	$44.9	N/A
Rate base	$7,800	$7,700	$7,700

Settlement Agreement
In August 2016, NSP-Minnesota and various parties reached a settlement which resolves all revenue requirement issues in dispute. The settlement agreement requires the approval of the MPUC.

Key terms of the settlement are listed below:

•	Four-year period covering 2016-2019;

•	Annual sales true-up as detailed below:

•	2016 weather-normalized actuals used to set final 2016 rates, no cap;

•	2016-2019 full decoupling for residential and non-demand metered commercial classes with a 3 percent cap; and

•	2017-2019 annual true-up for non-decoupled classes with a 3 percent cap.

•	ROE of 9.2 percent and an equity ratio of 52.5 percent;

•	Nuclear related costs will not be considered provisional;

•	Continued use of all existing riders, however no new riders may be utilized during the four-year term;

•	Deferral of incremental 2016 property tax expense above a fixed threshold to 2018 and 2019;

•	Four-year stay out provision for rate cases;

•	Property tax true-up mechanism for 2017-2019; and

•	Capital expenditure true-up mechanism for 2016-2019.

(Millions of Dollars, incremental)	2016	2017	2018	2019	Total
Settlement revenues (a)	$74.99	$59.86	$—	$50.12	$184.97
NSP-Minnesota’s sales true-up	59.95	—	—	(0.20)	59.75
Total rate impact (b)	$134.94	$59.86	$—	$49.92	$244.72

(a)	The settlement revenues are based on the DOC’s sales forecast.

(b)	The total rate impact reflects an increase of 4.62 percent in 2016; 2.05 percent in 2017; 0 percent in 2018 and 1.71 percent in 2019.

The schedule for the Minnesota rate case is listed below:

•	ALJ report — March 3, 2017; and

•	MPUC decision — June 2017.

A current liability that is consistent with the settlement and represents NSP-Minnesota’s best estimate of a refund obligation for 2016 associated with interim rates was recorded as of Dec. 31, 2016.

Monticello Prudence Investigation — In 2013, NSP-Minnesota completed the Monticello LCM/EPU project. The multi-year project extended the life of the facility and increased the capacity from 600 to 671 MW in 2015. The Monticello LCM/EPU project expenditures were approximately $665 million. Total capitalized costs were approximately $748 million, which includes AFUDC. In 2008, project expenditures were initially estimated at approximately $320 million, excluding AFUDC.

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

2016 TCR Filing — In January 2017, the MPUC issued an order approving NSP-Minnesota’s requested 2016 revenue requirements of $78.4 million to recover costs for three CapX2020 projects and two additional projects.

Electric, Purchased Gas and Resource Adjustment Clauses

CIP and CIP Rider — CIP expenses are recovered through base rates and a rider that is adjusted annually. The estimated average annual electric and natural gas incentives for 2016 are $30.6 million and $3.6 million, respectively, based on the approved savings goals. The MPUC approved the following for NSP-Minnesota:

•	A new CIP financial incentive mechanism for the 2017-2019 triennial period with an average forecasted incentive of $12.5 million for electric conservation and $1.8 million for gas conservation;

•	The 2015 CIP electric and natural gas financial incentives totaling $43.3 million and $5.8 million, respectively; and

•
This proposed 2016 electric and natural gas CIP riders with estimated 2016 recovers of $45.1 million of electric CIP expenses and $15.4 million of natural gas CIP expenses. This proposed recovery through the riders is in addition to an estimated $90.2 million and $3.8 million through electric and gas base rates, respectively.

GUIC Rider — In 2016, NSP-Minnesota filed the GUIC rider with the MPUC for approval to recover the cost of natural gas infrastructure investments in Minnesota to improve safety and reliability. Costs include funding for pipeline assessments as well as deferred costs from NSP-Minnesota’s existing sewer separation and pipeline integrity management programs. NSP-Minnesota requested recovery of approximately $22.1 million from Minnesota gas utility customers beginning April 1, 2017. An MPUC decision is expected in the first half of 2017.

Annual Automatic Adjustment (AAA) of Charges — In 2016, the DOC recommended the MPUC should hold utilities responsible for incremental costs of replacement power incurred due to unplanned outages at nuclear facilities under certain circumstances. The DOC’s recommendation could impact replacement power cost recovery for the PI nuclear facility outages allocated to the Minnesota jurisdiction during the AAA fiscal year ended June 30, 2015. NSP-Minnesota expects a MPUC decision in mid-2017.

Pending Regulatory Proceedings — FERC

MISO ROE Complaints/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against MISO TOs, including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, a prohibition on capital structures in excess of 50 percent equity, and the removal of ROE adders (including those for RTO membership and for being an independent transmission company), effective Nov. 12, 2013.

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

In February 2015, a second complaint seeking to reduce the MISO region ROE from 12.38 percent to 8.67 percent prior to any adder was filed, which the FERC set for hearings, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. The MPUC, NDPSC, SDPUC and the DOC joined a joint complainant/intervenor initial brief recommending an ROE of approximately 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. On June 30, 2016, the ALJ recommended a ROE of 9.7 percent, the midpoint of the upper half of the discounted cash flow range. A FERC decision is expected later in 2017.

As of Dec. 31, 2016, NSP-Minnesota has recognized a current liability for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the FERC order, as well as a current liability representing the best estimate of the final ROE for the second complaint period.

11.    Commitments and Contingencies

Commitments

Capital Commitments — NSP-Minnesota has made commitments in connection with a portion of its projected capital expenditures. NSP-Minnesota’s capital commitments primarily relate to wind project plans:

Upper Midwest Wind Projects — NSP-Minnesota has issued a RFP, seeking up to 1,500 MW of wind energy projects. The RFP requests both PPAs and build-own-transfer proposals. NSP-Minnesota has submitted a request to self-build 750 MW of this total.

Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2017 and 2033. NSP-Minnesota is required to pay additional amounts depending on actual quantities shipped under these agreements.

The estimated minimum purchases for NSP-Minnesota under these contracts as of Dec. 31, 2016, are as follows:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2017	$264.3	$113.2	$74.4	$98.1
2018	226.3	60.8	1.4	93.3
2019	33.4	111.1	1.4	85.1
2020	—	37.7	1.4	74.3
2021	—	90.2	1.4	73.8
Thereafter	—	449.5	0.7	404.8
Total (a)	$524.0	$862.5	$80.7	$829.4

(a)	Includes amounts allocated to NSP-Wisconsin through intercompany charges.

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

Included in electric fuel and purchased power expenses for PPAs, accounted for as executory contracts, were payments for capacity of $89.8 million, $104.4 million and $107.9 million in 2016, 2015 and 2014, respectively. At Dec. 31, 2016, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, are as follows:

(Millions of Dollars)	Capacity	Energy (a)
2017	$83.6	$87.3
2018	53.1	93.2
2019	54.2	98.7
2020	54.8	105.4
2021	64.5	139.8
Thereafter	254.0	522.8
Total (b)	$564.2	$1,047.2

(a)	Excludes contingent energy payments for renewable energy PPAs.

(b)	Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Additional energy payments under these PPAs and PPAs accounted for as operating leases will be required to meet expected future electric demand.

Leases — NSP-Minnesota leases a variety of equipment and facilities used in the normal course of business. These leases, primarily for office space, railcars, generating facilities, natural gas pipeline transportation, vehicles, aircraft and power-operated equipment, are accounted for as operating leases. Total expenses under operating lease obligations were approximately $79.1 million, $78.9 million and $81.0 million for 2016, 2015 and 2014, respectively. These expenses include capacity payments for PPAs accounted for as operating leases of $63.5 million, $61.5 million and $61.0 million in 2016, 2015 and 2014, respectively, recorded to electric fuel and purchased power expenses.

Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases in accordance with the applicable accounting guidance. Future commitments under all operating leases are:

(Millions of Dollars)	Operating Leases	PPA (a) (b) Operating Leases	Total Operating Leases
2017	$8.0	$64.5	$72.5
2018	8.1	65.5	73.6
2019	12.6	82.4	95.0
2020	7.5	95.1	102.6
2021	7.4	96.5	103.9
Thereafter	51.4	842.1	893.5

(a)	Amounts do not include PPAs accounted for as executory contracts.

(b)	PPA operating leases contractually expire through 2039.

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

PPAs — Under certain PPAs, NSP-Minnesota purchases power from independent power producing entities for which NSP-Minnesota is required to reimburse natural gas or biomass fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the independent power producing entity.

NSP-Minnesota has determined that certain independent power producing entities are variable interest entities. NSP-Minnesota is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is required to be provided other than contractual payments for energy and capacity set forth in the PPAs.

NSP-Minnesota has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. NSP-Minnesota had approximately 1,069 MW of capacity under long-term PPAs as of Dec. 31, 2016 and 2015 with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2028.

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

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	Guarantee Amount	Current Exposure	Term or Expiration Date	Triggering Event
Guarantee of residual value of assets under the Bank of Tokyo-Mitsubishi Capital Corporation Equipment Leasing Agreement	$4.8	$—	2019	(a)

(a)	Actual fair value of leased assets is less than the guaranteed residual value amount at the end of the lease term.

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

MGP Sites

Fargo, N.D. MGP Site — In May 2015, underground pipes, tars and impacted soils were discovered in a right-of-way in Fargo, N.D. that appeared to be associated with a former MGP operated by NSP-Minnesota or prior companies. NSP-Minnesota removed impacted soils and other materials from the right-of-way at that time and commenced an investigation of the historic MGP and adjacent properties (the Fargo MGP Site). Based on the investigation, NSP-Minnesota has recommended that targeted source removal of impacted soils and historic MGP infrastructure should be performed. The North Dakota Department of Health approved NSP-Minnesota’s proposed cleanup plan in January 2017. The timing and final scope of remediation is dependent on whether current property owners will agree to provide reasonable access to NSP-Minnesota to perform and implement the approved cleanup plan.

NSP-Minnesota has initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota agreed to the parties’ request for a stay of the litigation until May 2017.

As of Dec. 31, 2016 and Dec. 31, 2015, NSP-Minnesota had recorded a liability of $11.3 million and $2.7 million, respectively, for the Fargo MGP Site, with the increase due to the remediation activities proposed by NSP-Minnesota. In December 2015, the NDPSC approved NSP-Minnesota’s request to defer costs associated with the Fargo MGP Site, resulting in deferral of all investigation and response costs with the exception of approximately 12 percent allocable to the Minnesota jurisdiction. Uncertainties related to the liability recognized include obtaining access to perform the approved remediation, final designs that will be developed to implement the approved cleanup plan and the potential for contributions from entities that may be identified as PRPs.

Other MGP Sites — NSP-Minnesota is currently involved in investigating and/or remediating several other MGP sites where regulated materials may have been deposited. NSP-Minnesota has identified four sites where former MGP activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any remediation. NSP-Minnesota anticipates that the majority of the remediation at these sites will continue through at least 2017. NSP-Minnesota had accrued $0.2 million for all of these sites at Dec. 31, 2016 and Dec. 31, 2015, respectively. There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred. NSP-Minnesota anticipates that any amounts spent will be fully recovered from customers.

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

Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2015, the EPA published a final rule regulating the management and disposal of coal combustion residuals (“CCR” or coal ash) as a nonhazardous waste. In December 2016, the Water Infrastructure Improvements for the Nation Act (WIIN Act) was signed into law, which includes provisions that allow the CCR rule to be implemented through a state or federal based permit program and that give the EPA direct enforcement authority.  NSP-Minnesota is in the process of evaluating whether the costs of implementing the CCR rule under the potential federal and/or state permit programs could have a material impact on the results of operations, financial position or cash flows.

In 2015, industry and environmental non-governmental organizations sought judicial review of the final CCR rule. In June 2016, the D.C. Circuit issued an order remanding and vacating certain elements of the rule as a result of partial settlements with these parties. A final court decision is anticipated in the first half of 2017. Until a final decision is reached in the case, it is uncertain whether the litigation or partial settlements will have any significant impact on results of operations, financial position or cash flows on NSP-Minnesota. NSP-Minnesota believes that these associated costs would be recoverable through regulatory mechanisms.

Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. NSP-Minnesota has reviewed the final rule and is in the process of evaluating whether the costs of compliance could have a material impact on the results of operations, financial position or cash flows. NSP-Minnesota believes that compliance costs would be recoverable through regulatory mechanisms.

Federal CWA Section 316(b) — Section 316(b) of the federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. The EPA published the final 316(b) rule in 2014. The rule prescribes technology for protecting fish that get stuck on plant intake screens (known as impingement) and describes a process for site-specific determinations by each state for sites that must protect the small aquatic organisms that pass through the intake screens into the plant cooling systems (known as entrainment). The timing of compliance with the requirements will vary from plant-to-plant since the new rule does not have a final compliance deadline. NSP-Minnesota estimates the likely cost for complying with impingement requirements may be incurred between 2017 and 2027 and is approximately $48 million. NSP-Minnesota believes at least six plants could be required by state regulators to make improvements to reduce entrainment. The exact cost of the entrainment improvements is uncertain, but could be up to $188 million depending on the outcome of certain entrainment studies and cost-benefit analyses. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

Federal CWA Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected by June 2017.

Air
GHG Emission Standard for Existing Sources (Clean Power Plan or CPP) — In 2015, a final rule was published by the EPA for GHG emission standards for existing power plants.  Under the rule, states were required to develop implementation plans by September 2016, with the possibility of an extension to September 2018, or submit to a federal plan for the state prepared by the EPA.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.  The CPP was challenged by multiple parties in the D.C. Circuit Court.  In January 2016, the D.C. Circuit Court denied requests to stay the effectiveness of the rule. In February 2016, the U.S. Supreme Court issued an order staying the final CPP rule. In September 2016, the D.C. Circuit Court heard oral arguments in the consolidated challenges to the CPP. The stay will remain in effect until the D.C. Circuit Court reaches its decision and the U.S. Supreme Court either declines to review the lower court’s decision or reaches a decision of its own. During the pendency of the stay, states are not required to submit implementation plans and the EPA will not enforce deadlines or issue a federal plan for any state. All states served by NSP-Minnesota have suspended formal planning efforts.

NSP-Minnesota has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in states in which NSP-Minnesota operates.  If state plans do not provide credit for the investments NSP-Minnesota has already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs.  Until NSP-Minnesota has more information about SIPs or the EPA finalizes its proposed federal plan for the states that do not develop related plans, NSP-Minnesota cannot predict the costs of compliance with the final rule once it takes effect.  NSP-Minnesota believes compliance costs will be recoverable through regulatory mechanisms.  If NSP-Minnesota’s regulators do not allow recovery of all or a part of the cost of capital investment or the O&M costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

CSAPR — CSAPR addresses long range transport of PM and ozone by requiring reductions in SO2 and NOx from utilities in the eastern half of the United States, including Minnesota using an emissions trading program.

CSAPR was adopted to address interstate emissions impacting downwind states’ attainment of the 1997 ozone NAAQS and the 1997 and 2006 particulate NAAQS. As the EPA revises NAAQS, it will consider whether to make any further reductions to CSAPR emission budgets and whether to change which states are included in the emissions trading program. In December 2015, the EPA proposed adjustments to CSAPR emission budgets which address attainment of the more stringent 2008 ozone NAAQS. As Minnesota is not regulated under the CSAPR ozone program, this rule did not impact NSP-Minnesota.

Implementation of the NAAQS for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. The EPA is requiring states to evaluate areas in three phases. If an area is designated as nonattainment, the states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan, which would be due in 18 months, designed to achieve the NAAQS within five years. It is anticipated the areas near NSP-Minnesota’s power plants will be evaluated in the next designation phase, ending December 2017. NSP-Minnesota’s King and Sherco plants already utilize scrubbers to control SO2 emissions. NSP-Minnesota’s King plant demonstrated compliance with the SO2 NAAQS as part of their recent permit renewal. In late 2016, NSP-Minnesota submitted air dispersion modeling to the MPCA and the EPA which demonstrated that NSP-Minnesota’s Sherco plant complies with the NAAQS. NSP-Minnesota cannot evaluate the impacts until the designation of nonattainment areas is made and any required state plans are developed. NSP-Minnesota believes that should SO2 control systems require upgrades for a plant, compliance costs or the costs of alternative cost-effective generation will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

Revisions to the NAAQS for Ozone — In 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. In areas where NSP-Minnesota operates, current monitored air quality concentrations comply with the new standard in the Twin Cities Metropolitan Area in Minnesota. In documents issued with the new standard, the EPA projects the Twin Cities Metropolitan Area will meet the new standard. Therefore, NSP-Minnesota does not expect a material impact on results of operations, financial position or cash flows.

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for property related to the following: electric production (nuclear, steam, wind, other and hydro), electric distribution and transmission, natural gas transmission and distribution, natural gas storage and general property. The electric production obligations include asbestos, ash-containment facilities, radiation sources, storage tanks, control panels and decommissioning. The asbestos recognition associated with electric production includes certain plants. NSP-Minnesota also recognized asbestos obligations for its general office building. AROs also have been recorded for NSP-Minnesota steam production related to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills. NSP-Minnesota has also recorded AROs for the retirement and removal of assets at certain wind production facilities for which the land is leased and removal is required by contract.

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

A reconciliation of NSP-Minnesota’s AROs for the years ended Dec. 31, 2016 and 2015 is as follows:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2016	Liabilities Recognized		Liabilities Settled	Accretion	Cash Flow Revisions (b)	Ending Balance Dec. 31, 2016
Electric plant
Nuclear production decommissioning	$2,141,024	$—		$—	$108,298	$—	$2,249,322
Steam production ash containment	58,688	—		(6,271)	1,737	(12,415)	41,739
Steam and other production asbestos	25,692	—		—	1,039	—	26,731
Wind production	69,654	17,305	(a)	—	3,147	—	90,106
Electric distribution	5,427	—		—	197	—	5,624
Other	1,916	431		—	74	(636)	1,785
Natural gas plant
Gas transmission and distribution	27,397	—		—	1,103	7,271	35,771
Other	—	185		—	1	—	186
Common and other property
Common general plant asbestos	551	—		—	28	—	579
Common miscellaneous	743	—		—	27	(46)	724
Total liability	$2,331,092	$17,921		$(6,271)	$115,651	$(5,826)	$2,452,567

(a)	The liability recognized relates to the Courtenay Wind Farm which was placed in service during 2016.

(b)	In 2016, AROs were revised for changes in estimated cash flows and the timing of those cash flows.

The aggregate fair value of NSP-Minnesota’s legally restricted assets, for purposes of funding future nuclear decommissioning, was $1.9 billion as of Dec. 31, 2016, consisting of external investment funds.

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

Indeterminate AROs — Outside of the known and recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Minnesota’s facilities, but no confirmation or measurement of the amount of asbestos or cost of removal could be determined as of Dec. 31, 2016. Therefore, an ARO has not been recorded for these facilities.

Removal Costs — NSP-Minnesota records a regulatory liability for the plant removal costs of generation, transmission and distribution facilities that are recovered currently in rates. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long time periods over which the amounts were accrued and the changing of rates over time, NSP-Minnesota has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Removal costs as of Dec. 31, 2016 and 2015 were $419 million and $430 million, respectively.

Nuclear Insurance

On Dec. 31, 2016, NSP-Minnesota’s public liability for claims resulting from any nuclear incident was limited to $13.4 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota had secured $375 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.0 billion of exposure was funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear accident. On Jan. 1, 2017, the available insurance limit was increased from $375 million to $450 million. This increase in limit occurs periodically and the Price-Anderson amendment to the Atomic Energy Act requires purchasing the full available limit. On Jan. 1, 2017 this $450 million limit was secured from the insurance pool. NSP-Minnesota is subject to assessments of up to $127.3 million per reactor per accident for each of its three licensed reactors, to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $19.0 million per reactor per incident during any one year. These maximum assessment amounts are both subject to inflation adjustment by the NRC and state premium taxes. The NRC’s last adjustment was effective September 2013.

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL). The coverage limits are $2.3 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term. All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $19.8 million for business interruption insurance and $43.0 million for property damage insurance if losses exceed accumulated reserve funds.

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

Fuel expense includes the DOE fuel disposal assessments of approximately $5 million in 2014. There were no DOE fuel disposal assessments in 2016 or 2015. In total, NSP-Minnesota paid approximately $452.1 million to the DOE through Dec. 31, 2014.

NSP-Minnesota has its own temporary on-site storage facilities for spent fuel at its Monticello and PI nuclear plants, which consist of storage pools and dry cask facilities at both sites. The amount of spent fuel storage capacity is determined by the NRC and the MPUC. The Monticello dry-cask storage facility currently stores 16 of the 30 authorized canisters, and the PI dry-cask storage facility currently stores 40 of the 64 authorized casks.

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

The total obligation for decommissioning is expected to be funded 100 percent by the external decommissioning trust fund when decommissioning commences. NSP-Minnesota’s most recently approved decommissioning study resulted in an annual funding requirement of $14 million to be recovered in utility customer rates which started in 2016. This cost study assumes the external decommissioning fund will earn an after-tax return between 5.23 percent and 6.30 percent. Realized and unrealized gains on fund investments are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs.

As of Dec. 31, 2016, NSP-Minnesota has accumulated $1.9 billion of assets held in external decommissioning trusts. The following table summarizes the funded status of NSP-Minnesota’s decommissioning obligation based on parameters established in the most recently approved decommissioning study. Xcel Energy believes future decommissioning costs, if necessary, will continue to be recovered in customer rates. The amounts presented below were prepared on a regulatory basis, and are not recorded in the financial statements for the ARO.

	Regulatory Basis
(Thousands of Dollars)	2016	2015
Estimated decommissioning cost obligation from most recently approved study (in 2014 dollars)	$3,012,342	$3,012,342
Effect of escalating costs (to 2016 and 2015 dollars, respectively, at 4.36/3.36 percent)	258,278	126,464
Estimated decommissioning cost obligation (in current dollars)	3,270,620	3,138,806
Effect of escalating costs to payment date (4.36/3.36 percent)	7,934,874	8,066,688
Estimated future decommissioning costs (undiscounted)	11,205,494	11,205,494
Effect of discounting obligation (using average risk-free interest rate of 3.25 percent and 3.01 percent for 2016 and 2015, respectively)	(7,068,362)	(6,891,392)
Discounted decommissioning cost obligation	$4,137,132	$4,314,102

Assets held in external decommissioning trust	$1,860,762	$1,724,150
Underfunding of external decommissioning fund compared to the discounted decommissioning obligation	2,276,370	2,589,952

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

(Thousands of Dollars)	2016	2015
Discounted decommissioning cost obligation - regulated basis	$4,137,132	$4,314,102
Differences in discount rate and market risk premium	(1,043,655)	(1,275,438)
O&M costs not included for GAAP	(844,155)	(897,640)
Nuclear production decommissioning ARO - GAAP	$2,249,322	$2,141,024

Decommissioning expenses recognized as a result of regulation for the years ending Dec. 31 were:

(Thousands of Dollars)	2016	2015	2014
Annual decommissioning recorded as depreciation expense: (a) (b)	$20,372	$6,862	$7,138

(a)	Decommissioning expense does not include depreciation of the capitalized nuclear asset retirement costs.

(b)	Decommissioning expense in 2016 includes Minnesota’s retail jurisdiction annual funding requirement of approximately $14 million. The 2014 and 2015 expense was offset by the DOE settlement refund.

The 2014 nuclear decommissioning filing approved in 2015 has been used for the regulatory presentation for both 2015 and 2016.

13.	Regulatory Assets and Liabilities

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

The components of regulatory assets shown on the consolidated balance sheets of NSP-Minnesota at Dec. 31, 2016 and 2015 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2016		Dec. 31, 2015
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	7	Various	$25,444	$407,783	$21,864	$356,716
Net AROs (b)	1, 11, 12	Plant lives	—	274,580	—	218,898
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	—	206,729	—	204,089
Contract valuation adjustments (c)	1, 9	Term of related contract	13,860	103,620	16,656	117,447
PI EPU	10	Eighteen years	3,288	61,772	2,967	65,060
Purchased power contracts costs	11	Term of related contract	727	41,077	268	41,268
Conservation programs (d)	1	One to two years	34,593	39,034	18,186	39,241
Renewable resources and environmental initiatives	11	One to two years	30,801	17,165	29,274	21,534
Deferred purchased natural gas and electric energy costs	1	One to four years	9,325	16,317	10,332	12,762
Nuclear refueling outage costs	1	One to two years	48,750	16,196	67,545	28,913
Losses on reacquired debt	4	Term of related debt	1,928	11,507	1,933	13,435
Environmental remediation costs	11	Pending future rate cases	—	14,594	—	4,141
Gas pipeline inspection and remediation costs		One to three years	7,042	9,108	3,247	13,662
State commission adjustments	1	Plant lives	—	3,622	—	3,816
Other		Various	10,508	22,047	15,521	18,235
Total regulatory assets			$186,266	$1,245,151	$187,793	$1,159,217

(a)
Includes $241.0 million and $257.5 million for the regulatory recognition of pension expense of which $15.3 million and $21.3 million is included in the current asset at Dec. 31, 2016 and 2015, respectively. Also included are $1.0 million and $0.6 million of regulatory assets related to the non-qualified pension plan of which $0.1 million and $0.3 million is included in the current asset at Dec. 31, 2016 and 2015, respectively.

(b)	Includes amounts recorded for future recovery of AROs, less amounts recovered through nuclear decommissioning accruals and gains from decommissioning investments.

(c)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

(d)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

The components of regulatory liabilities shown on the consolidated balance sheets of NSP-Minnesota at Dec. 31, 2016 and 2015 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2016		Dec. 31, 2015
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 11	Plant lives	$—	$418,770	$—	$430,468
Deferred income tax adjustment	1, 6	Various	—	29,253	—	27,181
Investment tax credit deferrals	1, 6	Various	—	18,002	—	19,289
Deferred electric energy costs	1	Less than one year	18,639	—	9,112	—
Contract valuation adjustments (a)	1, 9	Term of related contract	15,321	—	12,274	—
DOE Settlement	11	One to two years	14,846	—	14,143	—
Other		Various	11,973	23,800	8,391	14,949
Total regulatory liabilities (b)			$60,779	$489,825	$43,920	$491,887

(a)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.
(b)    Revenue subject for refund of $43.5 million and $62.1 million for 2016 and 2015, respectively, is included in other current liabilities.

At Dec. 31, 2016 and 2015, approximately $73 million and $89 million of NSP-Minnesota’s regulatory assets represented past expenditures not currently earning a return, respectively. This amount primarily includes PI EPU costs and recoverable purchased natural gas and electric energy costs.

14.    Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the years ended Dec. 31, 2016 and 2015 were as follows:

	Year Ended Dec. 31, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,090)	$105	$(2,096)	$(21,081)
Other comprehensive income (loss) before reclassifications	5	—	(661)	(656)
Losses reclassified from net accumulated other comprehensive loss	877	—	77	954
Net current period other comprehensive income (loss)	882	—	(584)	298
Accumulated other comprehensive (loss) income at Dec. 31	$(18,208)	$105	$(2,680)	$(20,783)

	Year Ended Dec. 31, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,909)	$105	$(1,010)	$(20,814)
Other comprehensive loss before reclassifications	(39)	—	(1,061)	(1,100)
Losses (gains) reclassified from net accumulated other comprehensive loss	858	—	(25)	833
Net current period other comprehensive income (loss)	819	—	(1,086)	(267)
Accumulated other comprehensive (loss) income at Dec. 31	$(19,090)	$105	$(2,096)	$(21,081)

Reclassifications from accumulated other comprehensive (loss) income for the years ended Dec. 31, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Year Ended Dec. 31, 2016		Year Ended Dec. 31, 2015
Losses (gains) on cash flow hedges:
Interest rate derivatives	$1,392	(a)	$1,385	(a)
Vehicle fuel derivatives	104	(b)	73	(b)
Total, pre-tax	1,496		1,458
Tax benefit	(619)		(600)
Total, net of tax	877		858
Defined benefit pension and postretirement losses (gains):
Amortization of net loss	332	(c)	156	(c)
Prior service cost	(196)	(c)	(196)	(c)
Total, pre-tax	136		(40)
Tax benefit	(59)		15
Total, net of tax	77		(25)
Total amounts reclassified, net of tax	$954		$833

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 7 for details regarding these benefit plans.

15.	Segments and Related Information

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

The accounting policies of the segments are the same as those described in Note 1.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2016
Operating revenues (a)	$4,404,585	$467,393	$28,309	$—	$4,900,287
Intersegment revenues	655	513	—	(1,168)	—
Total revenues	$4,405,240	$467,906	$28,309	$(1,168)	$4,900,287

Depreciation and amortization	$554,305	$41,808	$545	$—	$596,658
Interest charges and financing costs	200,811	13,165	—	—	213,976
Income tax expense (benefit)	215,496	12,020	(2,997)	—	224,519
Net income	465,452	18,293	4,999	—	488,744

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2015
Operating revenues (a)	$4,183,715	$545,135	$27,956	$—	$4,756,806
Intersegment revenues	791	686	—	(1,477)	—
Total revenues	$4,184,506	$545,821	$27,956	$(1,477)	$4,756,806

Depreciation and amortization	$434,462	$44,446	$434	$—	$479,342
Interest charges and financing cost	183,632	12,191	215	—	196,038
Income tax expense	158,414	13,825	8,495	—	180,734
Net income (loss)	332,965	26,894	(3,020)	—	356,839

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2014
Operating revenues (a)	$4,202,357	$757,695	$28,473	$—	$4,988,525
Intersegment revenues	938	828	—	(1,766)	—
Total revenues	$4,203,295	$758,523	$28,473	$(1,766)	$4,988,525

Depreciation and amortization	$368,213	$41,946	$681	$—	$410,840
Interest charges and financing cost	177,183	11,595	178	—	188,956
Income tax expense (benefit)	185,570	19,524	(7,004)	—	198,090
Net income	355,937	35,518	13,460	—	404,915

(a)
Operating revenues include $476 million, $473 million and $475 million of intercompany revenue for the years ended Dec. 31, 2016, 2015 and 2014, respectively. See Note 16 for further discussion of related party transactions by operating segment.

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2016	2015	2014
Operating revenues:
Electric	$475,534	$473,099	$474,542
Gas	41	45	96
Operating expenses:
Purchased power	63,018	70,504	68,703
Transmission expense	107,466	92,751	76,399
Other operating expenses — paid to Xcel Energy Services Inc.	512,975	439,151	456,578
Interest expense	49	238	208
Interest income	—	94	28

Accounts receivable and payable with affiliates at Dec. 31 were:

	2016		2015
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$18,567	$—	$18,268	$—
PSCo	—	7,669	—	4,419
SPS	—	935	—	1,066
Other subsidiaries of Xcel Energy Inc.	30,788	50,612	14,582	54,300
	$49,355	$59,216	$32,850	$59,785

17.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Operating revenues	$1,234,633	$1,088,100	$1,345,379	$1,232,175
Operating income	183,898	159,675	347,421	207,481
Net income	94,629	78,176	206,552	109,387

	Quarter Ended
(Thousands of Dollars)	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Operating revenues	$1,292,482	$1,081,974	$1,248,840	$1,133,510
Operating income	50,851	154,488	310,690	190,317
Net income	6,924	74,181	175,549	100,185

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

Internal Control Over Financial Reporting

No change in NSP-Minnesota’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting. NSP-Minnesota maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Minnesota has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level. During the year and in preparation for issuing its report for the year ended Dec. 31, 2016 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

In 2016, NSP-Minnesota implemented the general ledger modules, as well as initiated deployment of work management systems modules, of a new enterprise resource planning system to improve certain financial and related transaction processes. NSP-Minnesota is continuing to implement additional modules including the conversion of existing work management systems to this same system during 2017. In connection with this ongoing implementation, NSP-Minnesota is updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting systems. NSP-Minnesota does not believe that this implementation will have an adverse effect on its internal control over financial reporting.

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

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders, which is incorporated by reference.

Item 14 — Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2017. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2016.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2016, 2015 and 2014.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2016, 2015 and 2014.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2016, 2015 and 2014.
Consolidated Balance Sheets — As of Dec. 31, 2016 and 2015.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2016, 2015 and 2014.
Consolidated Statements of Capitalization — As of Dec. 31, 2016 and 2015.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2016, 2015 and 2014.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

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

4.15*
Supplemental Indenture dated as of Aug. 1, 2015 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300 million principal amount of 2.20 percent First Mortgage Bonds, Series due Aug. 15, 2020 and $300 million principal amount of 4.00 percent First Mortgage Bonds, Series due Aug. 15, 2045 (Exhibit 4.01 to Form 8-K of NSP-Minnesota dated Aug. 11, 2015 (file no. 001-31387)).

4.16*
Supplemental Trust Indenture dated as of May 1, 2016 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $350 million principal amount of 3.600 percent First Mortgage Bonds, Series due May 15, 2046. (Exhibit 4.01 to Form 8-K of NSP-Minnesota dated May 31, 2016 (file no. 001-31387)).

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

10.12*+
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed Apr. 5, 2011).

10.13*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.07 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.14*+
First Amendment effective Nov. 29, 2011 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.15*+
Second Amendment dated Oct. 26, 2011 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.18 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.16*+
First Amendment dated Feb. 20, 2013 to the Xcel Energy Inc. Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.17*+
Fourth Amendment dated Feb. 20, 2013 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.02 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.18*+
First Amendment dated May 21, 2013 to the Xcel Energy Inc. 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.21 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.19*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.20*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Long-Term Incentive Award Agreement (Exhibit 10.23 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).
10.21*
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

10.22*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2015).
10.23*+
Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. (As First Effective May 20, 2015) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.02 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.24*+
Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.03 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.25*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan Form of Award Agreement. (Exhibit 10.28 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).
10.26*+
Xcel Energy Inc. Executive Annual Incentive Award Sub-plan pursuant to the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.29 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).

10.27*+
Fifth Amendment dated May 3, 2016 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended June 30, 2016).

10.28*
Second Amended and Restated Credit Agreement, dated as of June 20, 2016 among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents. (Exhibit 99.02 to Form 8-K of Xcel Energy dated June 20, 2016 (file no. 001-03034)).

10.29*+
Third Amendment dated Sept. 30, 2016 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2016).

10.30*+
Form of Xcel Energy, Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.33 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2016).

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

SCHEDULE II

NSP-MINNESOTA AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2016, 2015 AND 2014
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves (b)	Balance at Dec. 31
Allowance for bad debts:
2016	$20,750	$15,043	$4,208	$20,033	$19,968
2015	22,937	14,420	4,412	21,019	20,750
2014	20,216	17,193	5,469	19,941	22,937

(a)	Recovery of amounts previously written off.

(b)	Deductions relate primarily to bad debt write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 24, 2017	/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ BEN FOWKE	/s/ CHRISTOPHER B. CLARK
Ben Fowke	Christopher B. Clark
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ ROBERT C. FRENZEL	/s/ JEFFREY S. SAVAGE
Robert C. Frenzel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ MARVIN E. MCDANIEL, JR.
Marvin E. McDaniel, Jr.
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

NSP-Minnesota has not sent, and does not expect to send, an annual report or proxy statement to its security holder.