Form 10-Q
period 2017-03-31
NORTHERN STATES POWER CO
filed 2017-04-28
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $0.01 par value	1,000,000 shares
Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I —	FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4 —	Controls and Procedures	30

PART II —	OTHER INFORMATION

Item 1 —	Legal Proceedings	30
Item 1A —	Risk Factors	30
Item 6 —	Exhibits	31

SIGNATURES		32

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Operating revenues
Electric, non-affiliates	$955,341	$908,747
Electric, affiliates	123,689	124,896
Natural gas	221,183	194,130
Other	6,927	6,860
Total operating revenues	1,307,140	1,234,633

Operating expenses
Electric fuel and purchased power	396,121	366,166
Cost of natural gas sold and transported	142,745	120,223
Cost of sales — other	4,178	4,432
Operating and maintenance expenses	312,024	320,496
Conservation program expenses	32,499	23,269
Depreciation and amortization	172,179	145,797
Taxes (other than income taxes)	68,324	70,352
Total operating expenses	1,128,070	1,050,735

Operating income	179,070	183,898

Other income, net	1,864	2,860
Allowance for funds used during construction — equity	6,283	5,648

Interest charges and financing costs
Interest charges — includes other financing costs of $1,786, and $1,742, respectively	57,264	54,015
Allowance for funds used during construction — debt	(3,228)	(2,706)
Total interest charges and financing costs	54,036	51,309

Income before income taxes	133,181	141,097
Income taxes	39,015	46,468
Net income	$94,166	$94,629

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Net income	$94,166	$94,629

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $25 and $15 respectively	35	19

Derivative instruments:
Net fair value decrease, net of tax of $0 and $(1), respectively	—	(1)
Reclassification of losses to net income, net of tax of $139 and $154, respectively	203	223
	203	222

Other comprehensive income	238	241
Comprehensive income	$94,404	$94,870

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income	$94,166	$94,629
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	173,726	147,310
Nuclear fuel amortization	30,852	25,750
Deferred income taxes	52,411	47,018
Amortization of investment tax credits	(414)	(420)
Allowance for equity funds used during construction	(6,283)	(5,648)
Net realized and unrealized hedging and derivative transactions	1,744	1,890
Changes in operating assets and liabilities:
Accounts receivable	(25,483)	(45,382)
Accrued unbilled revenues	69,893	40,322
Inventories	32,678	35,378
Other current assets	(6,397)	(14,146)
Accounts payable	(22,007)	(4,057)
Net regulatory assets and liabilities	1,513	51,517
Other current liabilities	(16,016)	(12,118)
Pension and other employee benefit obligations	(58,004)	(48,074)
Change in other noncurrent assets	849	(43)
Change in other noncurrent liabilities	(11,593)	(1,112)
Net cash provided by operating activities	311,635	312,814

Investing activities
Utility capital/construction expenditures	(277,125)	(259,570)
Allowance for equity funds used during construction	6,283	5,648
Purchases investment securities	(172,751)	(109,373)
Proceeds from the sale of investment securities	167,658	104,280
Investments in utility money pool arrangement	(87,000)	—
Repayments from utility money pool arrangement	87,000	—
Other, net	(4,565)	(2,084)
Net cash used in investing activities	(280,500)	(261,099)

Financing activities
Repayments of short-term borrowings, net	(46,000)	(150,000)
Borrowings under utility money pool arrangement	25,000	310,000
Repayments under utility money pool arrangement	(25,000)	(217,000)
Repayments of long-term debt	(10)	—
Capital contributions from parent	89,487	89,874
Dividends paid to parent	(89,428)	(73,498)
Net cash used in financing activities	(45,951)	(40,624)

Net change in cash and cash equivalents	(14,816)	11,091
Cash and cash equivalents at beginning of period	47,595	42,605
Cash and cash equivalents at end of period	$32,779	$53,696

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(68,511)	$(69,643)
Cash received (paid) for income taxes, net	10,080	(7,558)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$48,551	$56,605

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$32,779	$47,595
Accounts receivable, net	328,368	329,481
Accounts receivable from affiliates	46,955	49,355
Accrued unbilled revenues	189,697	259,590
Inventories	312,554	345,192
Regulatory assets	190,644	186,266
Derivative instruments	11,117	22,028
Prepaid taxes	60,915	56,083
Prepayments and other	43,534	41,923
Total current assets	1,216,563	1,337,513

Property, plant and equipment, net	13,339,095	13,300,793

Other assets
Nuclear decommissioning fund and other investments	2,001,318	1,905,059
Regulatory assets	1,194,192	1,245,151
Derivative instruments	26,041	24,678
Other	8,237	9,086
Total other assets	3,229,788	3,183,974
Total assets	$17,785,446	$17,822,280

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$500,004	$10
Short-term debt	39,000	85,000
Accounts payable	297,098	371,589
Accounts payable to affiliates	60,706	59,216
Regulatory liabilities	34,460	60,779
Taxes accrued	296,092	241,100
Accrued interest	54,790	71,012
Dividends payable to parent	85,687	89,428
Derivative instruments	17,136	16,606
Customer deposits	100,267	110,244
Other	103,493	150,244
Total current liabilities	1,588,733	1,255,228

Deferred credits and other liabilities
Deferred income taxes	2,859,965	2,788,752
Deferred investment tax credits	23,762	24,175
Regulatory liabilities	496,905	489,825
Asset retirement obligations	2,482,507	2,452,567
Derivative instruments	114,524	116,804
Pension and employee benefit obligations	311,435	368,922
Other	139,106	127,283
Total deferred credits and other liabilities	6,428,204	6,368,328

Commitments and contingencies
Capitalization
Long-term debt	4,344,223	4,843,155
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at March 31, 2017 and Dec. 31, 2016, respectively	10	10
Additional paid in capital	3,495,096	3,435,096
Retained earnings	1,949,725	1,941,246
Accumulated other comprehensive loss	(20,545)	(20,783)
Total common stockholder’s equity	5,424,286	5,355,569
Total liabilities and equity	$17,785,446	$17,822,280
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2017 and 2016; and its cash flows for the three months ended March 31, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2017 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Minnesota expects its adoption will result in increased disclosures regarding revenue, cash flows and obligations related to arrangements with customers, as well as separate presentation of alternative revenue programs. NSP-Minnesota has not yet fully determined the impacts of adoption for several aspects of the standard, including a determination whether and how much an evaluation of the collectability of regulated electric and gas revenues will impact the amounts of revenue recognized upon delivery. NSP-Minnesota currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities, and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. NSP-Minnesota expects that as a result of application of accounting principles for rate regulated entities, changes in the fair value of the securities in the nuclear decommissioning fund, currently classified as available-for-sale, will continue to be deferred to a regulatory asset, and that the overall impacts of the Jan. 1, 2018 adoption will not be material.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. NSP-Minnesota has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard. As such, agreements entered prior to Jan. 1, 2017 that are currently considered leases are expected to be recognized on the consolidated balance sheet, including contracts for use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for natural gas-fueled generating facilities. NSP-Minnesota expects that similar agreements entered after Dec. 31, 2016 will generally qualify as leases under the new standard, but has not yet completed its evaluation of certain other contracts, including arrangements for the secondary use of assets, such as land easements.

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. NSP-Minnesota has not yet fully determined the impacts of adoption of the standard, but expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment, and that the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$348,348	$349,449
Less allowance for bad debts	(19,980)	(19,968)
	$328,368	$329,481

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$217,287	$214,234
Fuel	85,069	97,527
Natural gas	10,198	33,431
	$312,554	$345,192

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$17,085,453	$17,059,993
Natural gas plant	1,316,661	1,311,235
Common and other property	702,387	710,958
Construction work in progress	565,146	509,891
Total property, plant and equipment	19,669,647	19,592,077
Less accumulated depreciation	(6,771,090)	(6,682,418)
Nuclear fuel	2,652,026	2,571,770
Less accumulated amortization	(2,211,488)	(2,180,636)
	$13,339,095	$13,300,793

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Tax Loss Carryback Claims — In 2012-2016, NSP-Minnesota identified certain expenses related to 2009, 2010, 2011, 2013, 2014 and 2015 that qualify for an extended carryback beyond the typical two-year carryback period. As a result of a higher tax rate in prior years, NSP-Minnesota recognized a tax benefit of approximately $5 million in 2015, $17 million in 2014, $12 million in 2013 and $15 million in 2012.

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2017, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their case to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in December 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’s proposed adjustment of the carryback claims.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the first quarter of 2017, the IRS proposed an adjustment to tax years 2012 and 2013 that could have impacted Xcel Energy’s net operating loss (NOL) and tax credit carryforwards and effective tax rate (ETR). After additional review, the IRS withdrew their proposed adjustment. As of March 31, 2017, the IRS had not proposed any other material adjustments to tax years 2012 and 2013.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2017, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In 2016, the state of Minnesota began an audit of years 2010 through 2014. As of March 31, 2017, Minnesota had not proposed any adjustments, and there were no other state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would impact the timing of cash payment to the taxing authority.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$21.8	$21.5
Unrecognized tax benefit — Temporary tax positions	39.8	39.3
Total unrecognized tax benefit	$61.6	$60.8

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(19.5)	$(19.3)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the amount of the payable for interest related to unrecognized tax benefits reported are as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Payable for interest related to unrecognized tax benefits at beginning of period	$(2.0)	$(0.2)
Interest expense related to unrecognized tax benefits recorded during the period	(0.3)	(1.8)
Payable for interest related to unrecognized tax benefits at end of period	$(2.3)	$(2.0)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceeding — Minnesota Public Utilities Commission (MPUC)

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

Key terms of the settlement are listed below:

•	Four-year period covering 2016-2019;

•	Annual sales true-up;

•	ROE of 9.2 percent and an equity ratio of 52.5 percent;

•	Nuclear related costs will not be considered provisional;

•	Continued use of all existing riders, however no new riders may be utilized during the four-year term;

•	Deferral of incremental 2016 property tax expense above a fixed threshold to 2018 and 2019;

•	Four-year stay out provision for rate cases;

•	Property tax true-up mechanism for 2017-2019; and

•	Capital expenditure true-up mechanism for 2016-2019.

(Millions of Dollars, incremental)	2016	2017	2018	2019	Total
Settlement revenues	$74.99	$59.86	$—	$50.12	$184.97
NSP-Minnesota’s sales true-up	59.95	—	—	(0.20)	59.75
Total rate impact	$134.94	$59.86	$—	$49.92	$244.72

In March 2017, the Administrative Law Judge (ALJ) recommended that the MPUC approve the settlement as it will contribute to just and reasonable rates and that no objections to the settlement are sufficient to merit rejection. The ALJ also provided recommendations for a majority of the revenue requirement issues in the event the MPUC decides to reject the settlement.

The MPUC is anticipated to hold deliberations on the rate case in May 2017 and issue an order in June 2017.

Pending Regulatory Proceeding — Federal Energy Regulatory Commission (FERC)

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

In December 2015, an ALJ recommended the FERC approve a ROE of 10.32 percent using a FERC ROE methodology adopted in June 2014, which the FERC upheld in an order issued in September 2016. This ROE is applicable for the 15 month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE is 10.82 percent, which includes a 50 basis point adder for RTO membership.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any adder was filed with the FERC, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. The MPUC, the North Dakota Public Service Commission (NDPSC), the South Dakota Public Utilities Commission and the Minnesota Department of Commerce joined a joint complainant/intervenor initial brief recommending an ROE of approximately 8.81 percent. FERC staff recommended a ROE of 8.78 percent. The MISO TOs recommended a ROE of 10.92 percent. In June 2016, the ALJ recommended a ROE of 9.7 percent, the midpoint of the upper half of the discounted cash flow (DCF) range, applying the June 2014 FERC ROE methodology. A decision was expected later in 2017, but could be delayed by the lack of a quorum at the FERC.

On April 14, 2017 the D.C. Circuit Court of Appeals vacated and remanded the June 2014 FERC decision, previously made in a New England ROE case. The court decision found that the FERC in that case had not established that the prior ROE was unjust and unreasonable, and that the FERC also failed to adequately support the newly approved ROE. The New England ROE ruling was then the basis for the ROE methodology used in the MISO complaint cases. The court found that the ROE methodology used in the New England ROE case was inadequate because it relied on approaches other than the DCF model. The impact of this court decision on the pending MISO complaint cases is uncertain.

As of March 2017, NSP-Minnesota has recognized a current liability for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the FERC order. This liability is net of refunds processed during the first quarter of 2017. NSP-Minnesota has also recognized a current liability representing the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

PPAs

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

NSP-Minnesota had approximately 1,069 megawatts (MW) of capacity under long-term PPAs as of March 31, 2017 and Dec. 31, 2016, with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2028.

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

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Guarantee issued and outstanding	$4.8	$4.8

Environmental Contingencies

Fargo, N.D. Manufactured Gas Plant (MGP) Site — In May 2015, underground pipes, tars and impacted soils were discovered in a right-of-way in Fargo, N.D. that appeared to be associated with a former MGP operated by NSP-Minnesota or prior companies. NSP-Minnesota removed impacted soils and other materials from the right-of-way and commenced an investigation of the historic MGP and adjacent properties (the Fargo MGP Site). NSP-Minnesota has recommended that targeted source removal of impacted soils and historic MGP infrastructure should be performed. The North Dakota Department of Health approved NSP-Minnesota’s proposed cleanup plan in January 2017. The timing and final scope of remediation is dependent on whether current property owners will agree to provide reasonable access to NSP-Minnesota to perform and implement the approved cleanup plan.

NSP-Minnesota has initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota agreed to the parties’ request for a stay of the litigation until May 2017.

As of March 31, 2017 and Dec. 31, 2016, NSP-Minnesota had recorded a liability of $11.1 million and $11.3 million, respectively, for the Fargo MGP Site. In December 2015, the NDPSC approved NSP-Minnesota’s request to defer costs associated with the Fargo MGP Site, resulting in deferral of all investigation and response costs with the exception of approximately 12 percent allocable to the Minnesota jurisdiction. Uncertainties related to the liability recognized include obtaining access to perform the approved remediation, final designs that will be developed to implement the approved cleanup plan and the potential for contributions from entities that may be identified as potentially responsible parties (PRPs).

Other MGP and Landfill Sites — NSP-Minnesota is currently involved in investigating and/or remediating several other MGP and landfill sites. NSP-Minnesota has identified six sites, in addition to the site in Fargo, N.D., where former MGP or landfill disposal activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these sites, there are other parties that may have responsibility for some portion of any remediation. NSP-Minnesota anticipates that the majority of the investigation or remediation at these sites will continue through at least 2018. NSP-Minnesota had accrued $1.1 million and $0.2 million for these sites at March 31, 2017 and Dec. 31, 2016, respectively. There may be insurance recovery and/or recovery from other PRPs to offset any costs incurred. NSP-Minnesota anticipates that any significant amounts incurred will be recovered from customers.

Environmental Requirements

Water and Waste
Federal Clean Water Act (CWA) Waters of the United States Rule — In 2015, the United States Environmental Protection Agency (EPA) and the U.S. Army Corps of Engineers (Corps) published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The final rule will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected by the end of 2017.

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. The executive order directs the agencies to consider interpreting the term “Waters of the U.S.” in a manner that is more narrow than the final rule. In March 2017, the EPA and the Corps published formal notice of the agencies’ intent to review the final rule and engage in further rulemaking.

Federal CWA Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals.

•	The estimated compliance cost for NSP-Minnesota’s Allen S. King Plant is approximately $10 million; and

•	NSP-Minnesota continues to evaluate the cost of compliance at its other facilities potentially affected by this rule.

NSP-Minnesota believes that compliance costs would be recoverable through regulatory mechanisms. Consolidated challenges to the rule are being heard by the Fifth Circuit Court of Appeals.  On April 12, 2017, the EPA issued an administrative stay to delay the ELG rule’s compliance deadlines during the pendency of the ongoing litigation in order to give the agency the opportunity to reconsider and review the rule.

Air
Greenhouse Gas (GHG) Emission Standard for Existing Sources (Clean Power Plan or CPP) — In 2015, the EPA issued its final rule for existing power plants.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. Parties in the litigation, who support the CPP have filed briefs opposing the EPA’s motion. A court ruling on the EPA’s motion is expected in the second quarter of 2017.

NSP-Minnesota has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in states in which NSP-Minnesota operates.  If state plans do not provide credit for the investments NSP-Minnesota has already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs.  NSP-Minnesota cannot predict the costs of compliance with the final rule once it takes effect due to the uncertainty about what, if anything, the final rules may require.  NSP-Minnesota believes compliance costs will be recoverable through regulatory mechanisms.  If NSP-Minnesota’s regulators do not allow recovery of all or a part of the cost of capital investment or the operating and maintenance (O&M) costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	16
Maximum amount outstanding	21	225
Weighted average interest rate, computed on a daily basis	0.93%	0.69%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$500	$500
Amount outstanding at period end	39	85
Average amount outstanding	95	73
Maximum amount outstanding	237	353
Weighted average interest rate, computed on a daily basis	0.91%	0.65%
Weighted average interest rate at period end	1.10	0.94

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2017 and Dec. 31, 2016, there were $8 million and $11 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2017, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$47	$453

(a)	This credit facility matures in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2017 and Dec. 31, 2016.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset value (NAV).

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments, generally referred to as financial transmission rights (FTRs), purchased from MISO. FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. NSP-Minnesota’s valuation process for FTRs utilizes complex iterative modeling to predict the impacts of forecasted changes in these drivers of transmission system congestion on the historical pricing of FTR purchases.

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Fair value measurements for FTRs have been assigned a Level 3 given the limited observability of management’s forecasts for several of the inputs to this complex valuation model. Non-trading monthly FTR settlements are included in fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of NSP-Minnesota’s FTRs, the numerous unobservable quantitative inputs to the complex model used for valuation of FTRs are insignificant to the consolidated financial statements of NSP-Minnesota.

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

Unrealized gains for the nuclear decommissioning fund were $428.2 million and $378.6 million at March 31, 2017 and Dec. 31, 2016, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $31.7 million and $46.9 million at March 31, 2017 and Dec. 31, 2016, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at March 31, 2017 and Dec. 31, 2016:

	March 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24,161	$24,161	$—	$—	$—	$24,161
Commingled funds:
Non U.S. equities	272,437	178,990	—	—	98,876	277,866
Emerging market debt funds	94,772	—	—	—	101,269	101,269
Commodity funds	106,571	—	—	—	88,749	88,749
Private equity investments	137,176	—	—	—	194,912	194,912
Real estate	125,410	—	—	—	187,609	187,609
Other commingled funds	151,048	—	—	—	161,936	161,936
Debt securities:
Government securities	27,369	—	27,199	—	—	27,199
U.S. corporate bonds	127,841	—	128,799	—	—	128,799
Non U.S. corporate bonds	25,345	—	25,556	—	—	25,556
Municipal bonds	5	—	5	—	—	5
Equity securities:
U.S. equities	275,101	501,543	—	—	—	501,543
Non U.S. equities	188,763	232,851	—	—	—	232,851
Total	$1,555,999	$937,545	$181,559	$—	$833,351	$1,952,455

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $48.9 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$20,379	$20,379	$—	$—	$—	$20,379
Commingled funds:
Non U.S. equities	260,877	133,126	—	—	112,233	245,359
Emerging market debt funds	93,597	—	—	—	97,543	97,543
Commodity funds	106,571	—	—	—	92,091	92,091
Private equity investments	132,190	—	—	—	190,462	190,462
Real estate	128,630	—	—	—	187,647	187,647
Other commingled funds	151,048	—	—	—	159,489	159,489
Debt securities:
Government securities	32,764	—	31,965	—	—	31,965
U.S. corporate bonds	104,913	—	105,772	—	—	105,772
Non U.S. corporate bonds	21,751	—	21,672	—	—	21,672
Municipal bonds	13,609	—	13,786	—	—	13,786
Mortgage-backed securities	2,785	—	2,816	—	—	2,816
Equity securities:
U.S. equities	270,779	473,400	—	—	—	473,400
Non U.S. equities	189,100	218,381	—	—	—	218,381
Total	$1,528,993	$845,286	$176,011	$—	$839,465	$1,860,762

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $44.3 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

For the three months ended March 31, 2017 and 2016 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at March 31, 2017:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$1,100	$3,017	$23,082	$27,199
U.S. corporate bonds	354	38,741	74,617	15,087	128,799
International corporate bonds	—	8,085	13,443	4,028	25,556
Municipal bonds	—	—	5	—	5
Debt securities	$354	$47,926	$91,082	$42,197	$181,559

Rabbi Trusts

In June 2016, NSP-Minnesota established a rabbi trust to provide partial funding for future deferred compensation plan distributions. The following tables present the cost and fair value of the assets held in rabbi trust at March 31, 2017 and Dec. 31, 2016:

	March 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trust (a)
Cash equivalents	$392	$392	$—	$—	$392
Mutual funds	8,745	9,089	—	—	9,089
Total	$9,137	$9,481	$—	$—	$9,481

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$7,459	$7,459	$—	$—	$7,459
Mutual funds	1,663	1,901	—	—	1,901
Total	$9,122	$9,360	$—	$—	$9,360

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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

At March 31, 2017, accumulated other comprehensive losses related to interest rate derivatives included $0.9 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Wholesale and Commodity Trading Risk — NSP-Minnesota conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas related instruments, including derivatives. NSP-Minnesota’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

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

NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2016.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at March 31, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)(b)	March 31, 2017	Dec. 31, 2016
Megawatt hours of electricity	21,044	37,805
Million British thermal units of natural gas	77,728	79,520

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended March 31, 2017 and 2016 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended March 31, 2017
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$342	(a)	$—		$—
Total	$—	$—	$342		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$622	(c)
Electric commodity	—	(1,247)	—		(2,788)	(d)	—
Natural gas commodity	—	(665)	—		698	(e)	(945)	(e)
Total	$—	$(1,912)	$—		$(2,090)		$(323)

	Three Months Ended March 31, 2016
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$346	(a)	$—		$—
Vehicle fuel and other commodity	(2)	—	31	(b)	—		—
Total	$(2)	$—	$377		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$992	(c)
Electric commodity	—	(1,558)	—		10,712	(d)	—
Natural gas commodity	—	(631)	—		3,460	(e)	(1,595)	(e)
Total	$—	$(2,189)	$—		$14,172		$(603)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2017 and 2016. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At March 31, 2017, five of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $30.1 million or 38 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Four of the 10 most significant counterparties, comprising $17.1 million or 22 percent of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $0.9 million or 1 percent of this credit exposure, had credit quality less than investment grade, based on ratings from internal analysis. All ten of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. At March 31, 2017 and Dec. 31, 2016, there were no derivative instruments in a liability position with underlying contract provisions that required the posting of collateral or settlement of outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2017 and Dec. 31, 2016.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

	March 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$4,015	$7,307	$—	$11,322	$(6,258)	$5,064
Electric commodity	—	—	5,659	5,659	(223)	5,436
Total current derivative assets	$4,015	$7,307	$5,659	$16,981	$(6,481)	10,500
PPAs (a)						617
Current derivative instruments						$11,117
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$198	$32,272	$—	$32,470	$(7,295)	$25,175
Total noncurrent derivative assets	$198	$32,272	$—	$32,470	$(7,295)	25,175
PPAs (a)						866
Noncurrent derivative instruments						$26,041

	March 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$4,777	$5,026	$—	$9,803	$(6,777)	$3,026
Electric commodity	—	—	223	223	(223)	—
Total current derivative liabilities	$4,777	$5,026	$223	$10,026	$(7,000)	3,026
PPAs (a)						14,110
Current derivative instruments						$17,136
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$204	$23,434	$793	$24,431	$(10,463)	$13,968
Total noncurrent derivative liabilities	$204	$23,434	$793	$24,431	$(10,463)	13,968
PPAs (a)						100,556
Noncurrent derivative instruments						$114,524

(a)
During 2006, NSP-Minnesota qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2017. At March 31, 2017, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $3.7 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31
(Thousands of Dollars)	2017	2016
Balance at Jan. 1	$15,320	$12,970
Purchases	280	—
Settlements	(3,426)	(5,038)
Net transactions recorded during the period:
Losses recognized in earnings (a)	(792)	(24)
Net losses recognized as regulatory assets and liabilities	(6,739)	(2,784)
Balance at March 31	$4,643	$5,124

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2017 and 2016.

Fair Value of Long-Term Debt

As of March 31, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,844,227	$5,304,592	$4,843,165	$5,310,925

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2017 and Dec. 31, 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2017	2016
Interest income	$2,709	$3,336
Other nonoperating income	10	164
Insurance policy expense	(855)	(640)
Other income, net	$1,864	$2,860

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2017
Operating revenues (a)(b)	$1,079,030	$221,183	$6,927	$—	$1,307,140
Intersegment revenues	109	94	—	(203)	—
Total revenues	$1,079,139	$221,277	$6,927	$(203)	$1,307,140
Net income (loss)	$78,082	$17,505	$(1,421)	$—	$94,166

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2016
Operating revenues (a)(b)	$1,033,643	$194,130	$6,860	$—	$1,234,633
Intersegment revenues	145	162	—	(307)	—
Total revenues	$1,033,788	$194,292	$6,860	$(307)	$1,234,633
Net income	$71,321	$23,142	$166	$—	$94,629

(a)	Operating revenues include $124 million and $125 million of affiliate electric revenue for the three months ended March 31, 2017 and 2016.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended March 31, 2017 and 2016.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,958	$7,077	$36	$31
Interest cost	10,177	11,358	854	981
Expected return on plan assets	(15,017)	(15,236)	(54)	(43)
Amortization of prior service cost (credit)	265	234	(759)	(759)
Amortization of net loss	9,902	9,194	507	401
Net periodic benefit cost	12,285	12,627	584	611
Costs not recognized due to the effects of regulation	(4,899)	(5,296)	—	—
Net benefit cost recognized for financial reporting	$7,386	$7,331	$584	$611

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $59.4 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2017.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(18,208)	$105	$(2,680)	$(20,783)
Losses reclassified from net accumulated other comprehensive loss	203	—	35	238
Net current period other comprehensive income	203	—	35	238
Accumulated other comprehensive (loss) income at March 31	$(18,005)	$105	$(2,645)	$(20,545)

	Three Months Ended March 31, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,090)	$105	$(2,096)	$(21,081)
Other comprehensive loss before reclassifications	(1)	—	—	(1)
Losses reclassified from net accumulated other comprehensive loss	223	—	19	242
Net current period other comprehensive income	222	—	19	241
Accumulated other comprehensive (loss) income at March 31	$(18,868)	$105	$(2,077)	$(20,840)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Losses on cash flow hedges:
Interest rate derivatives	$342	(a)	$346	(a)
Vehicle fuel derivatives	—	(b)	31	(b)
Total, pre-tax	342		377
Tax benefit	(139)		(154)
Total, net of tax	203		223
Defined benefit pension and postretirement losses:
Amortization of net loss	109	(c)	83	(c)
Prior service credit	(49)	(c)	(49)	(c)
Total, pre-tax	60		34
Tax benefit	(25)		(15)
Total, net of tax	35		19
Total amounts reclassified, net of tax	$238		$242

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2016 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

Results of Operations

NSP-Minnesota’s net income was approximately $94.2 million for the first quarter of 2017, compared with approximately $94.6 million for 2016. Higher electric margins driven by interim electric rates in Minnesota (subject to refund), non-fuel riders and lower O&M expenses were offset by an increase in depreciation.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Electric revenues	$1,079	$1,034
Electric fuel and purchased power	(396)	(366)
Electric margin	$683	$668

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2017 vs. 2016
Trading	$25
Retail rate increases (a)	10
Non-fuel riders	8
Conservation program revenue, offset by expenses	7
Decoupling (weather portion) - Minnesota	2
Estimated impact of weather	(2)
Other, net	(5)
Total increase in electric revenues	$45

Electric Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increases (a)	$10
Non-fuel riders	8
Conservation program revenue, offset by expenses	7
Decoupling (weather portion) - Minnesota	2
Wholesale transmission revenue, net of costs	(8)
Interchange revenues from NSP-Wisconsin	(3)
Estimated impact of weather	(2)
Other, net	1
Total increase in electric margin	$15

(a)	Increase is primarily due to interim rates in Minnesota (subject to and net of estimated provision for refund). See Note 5 to the consolidated financial statements.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Natural gas revenues	$221	$194
Cost of natural gas sold and transported	(143)	(120)
Natural gas margin	$78	$74

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2017 vs. 2016
Purchased natural gas adjustment clause recovery	$22
Conservation program revenue, offset by expenses	2
Retail sales growth, excluding weather impact	1
Other, net	2
Total increase in natural gas revenues	$27

Natural Gas Margin

(Millions of Dollars)	2017 vs. 2016
Conservation program revenue, offset by expenses	$2
Retail sales growth, excluding weather impact	1
Other, net	1
Total increase in natural gas margin	$4

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $8.5 million, or 2.6 percent, for the first quarter of 2017, compared with 2016. The decrease was primarily due to the timing of planned maintenance and overhauls, decreases in nuclear expenses and savings from cost management programs.

Conservation Program Expenses — Conservation program expenses increased $9.2 million for the first quarter of 2017, compared with 2016. The increase was primarily attributable to both higher recovery rates, as well as additional customer participation in electric conservation programs. Conservation expenses are generally recovered in major jurisdictions concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization expense increased $26.4 million, or 18.1 percent, for the first quarter of 2017, compared with 2016. The increase was primarily attributable to capital investments, including the Courtenay Wind Farm, and a reduction of the excess depreciation reserve in Minnesota.

Interest Charges — Interest charges increased $3.2 million, or 6.0 percent, for the first quarter of 2017, compared with 2016. The increase was related to higher long-term debt levels to fund capital investments, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $7.5 million for the first quarter of 2017, compared with 2016. The decrease was primarily due to lower pre-tax earnings in 2017 and an increase in wind production tax credits in 2017. The ETR was 29.3 percent for the first quarter of 2017, compared with 32.9 percent in 2016. The lower ETR in 2017 is primarily due to the wind production tax credits referenced above.

The wind production tax credits flow back to customers through NSP-Minnesota’s fuel clause and riders.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Wind Development — During the first quarter of 2017, Xcel Energy announced plans to significantly expand its wind capacity by adding 1,550 MW of new wind generation at NSP-Minnesota by the end of 2020. NSP-Minnesota has filed to own and place in rate base 1,150 MW of these wind projects, while 400 MW would be through PPAs. If approved by the MPUC, these wind projects would qualify for 100 percent of the production tax credit (PTC) and are intended to provide billions of dollars of savings to our customers and substantial environmental benefits. Projected savings/benefits assume fuel costs and generation mix consistent with those included in various commission approved resource plans and generation need filings.

The following table details these wind projects:

Project Name	Capacity (MW)	State	Estimated Year of Completion	Ownership/PPA	Regulatory Status
Freeborn	200	MN	2020	NSP-Minnesota	Pending MPUC Approval
Blazing Star 1	200	MN	2019	NSP-Minnesota	Pending MPUC Approval
Blazing Star 2	200	MN	2020	NSP-Minnesota	Pending MPUC Approval
Lake Benton	100	MN	2019	NSP-Minnesota	Pending MPUC Approval
Foxtail	150	ND	2019	NSP-Minnesota	Pending MPUC Approval
Crowned Ridge	300	SD	2019	NSP-Minnesota	Pending MPUC Approval
Total Ownership	1,150

Crowned Ridge	300	SD	2019	PPA	Pending MPUC Approval
Clean Energy 1	100	ND	2019	PPA	Pending MPUC Approval
Total PPA	400

NSP-Minnesota has requested that the MPUC approve the proposed wind projects by July 2017. NSP-Minnesota’s total capital investment for the proposed wind ownership projects is approximately $1.9 billion for 2017-2021.

Minnesota Legislation — In February 2017, the Minnesota governor signed a bill into law allowing NSP-Minnesota to build a natural gas combined-cycle power plant at NSP-Minnesota’s Sherco site. The plant was originally proposed as part of NSP-Minnesota’s resource plan, which enables the retirement of two coal units at the Sherco site. The plant’s in-service date is anticipated for 2026. Cost recovery of the plant will be subject to MPUC approval.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 12 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

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

Separately, NSP-Minnesota has enriched nuclear fuel materials in process with Westinghouse Electric Corporation (Westinghouse). Westinghouse filed for Chapter 11 bankruptcy protection in March 2017. NSP-Minnesota owns materials in Westinghouse’s inventory and has contracts in place under which Westinghouse will provide certain services during an upcoming outage at PI. Westinghouse has indicated its intention to perform under the arrangements. Based on Westinghouse’s stated intent and the interim financing secured to fund its on-going operations, NSP-Minnesota does not expect the bankruptcy to materially impact NSP-Minnesota’s operational or financial performance.

Summary of Recent Federal Regulatory Developments

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

Status of FERC Commissioners — The FERC is comprised of five commissioners appointed by the President and confirmed by the Senate. There are currently only two sitting commissioners.  It is uncertain when the President will appoint new commissioners or when those appointments may be confirmed.  Without three commissioners, the FERC does not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and certificates of public convenience and necessity for construction of interstate natural gas pipeline facilities.

FERC Order, ROE Policy — The FERC has adopted a two-step ROE methodology for electric utilities. The issue of how to apply the FERC ROE methodology is being contested in various complaint proceedings. There are two ROE complaints against the MISO TOs, which includes NSP-Minnesota. In September 2016, the FERC issued an order in the first MISO ROE complaint establishing an ROE of 10.32 percent for the period Nov. 12, 2013 to Feb. 11, 2015, and prospectively. The second complaint is pending FERC action after issuance of an initial decision by the ALJ in June 2016, recommending an ROE of 9.7 percent for the period Feb. 12, 2015 to May 11, 2016. The FERC had been expected to issue an order in the second litigated MISO ROE complaint proceeding during 2017, but the lack of a quorum may delay a final order. See Note 5 to the consolidated financial statements for discussion of the MISO ROE Complaints.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2017, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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

Additional Information

See Note 6 to the consolidated financial statements for further discussion of legal claims and environmental proceedings. See Part I Item 2 and Note 5 to the consolidated financial statements for a discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2016, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

April 28, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)