Form 10-Q
period 2017-06-30
NORTHERN STATES POWER CO
filed 2017-07-28
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common Stock, $0.01 par value	1,000,000 shares
Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I —	FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 4 —	Controls and Procedures	31

PART II —	OTHER INFORMATION

Item 1 —	Legal Proceedings	32
Item 1A —	Risk Factors	32
Item 6 —	Exhibits	32

SIGNATURES		33

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Operating revenues
Electric, non-affiliates	$960,394	$903,344	$1,915,735	$1,812,091
Electric, affiliates	119,385	113,127	243,074	238,023
Natural gas	78,006	64,371	299,189	258,501
Other	7,155	7,258	14,082	14,118
Total operating revenues	1,164,940	1,088,100	2,472,080	2,322,733

Operating expenses
Electric fuel and purchased power	383,947	347,092	780,068	713,258
Cost of natural gas sold and transported	35,500	24,280	178,245	144,503
Cost of sales — other	4,594	4,855	8,772	9,287
Operating and maintenance expenses	308,587	318,540	620,611	639,036
Conservation program expenses	28,065	20,229	60,564	43,498
Depreciation and amortization	173,152	147,444	345,331	293,241
Taxes (other than income taxes)	61,445	65,985	129,769	136,337
Total operating expenses	995,290	928,425	2,123,360	1,979,160

Operating income	169,650	159,675	348,720	343,573

Other (expense) income, net	(234)	(587)	1,630	2,273
Allowance for funds used during construction — equity	6,425	7,380	12,708	13,028

Interest charges and financing costs
Interest charges — includes other financing costs of $1,806, $1,761, $3,592 and $3,503, respectively	57,707	56,136	114,971	110,151
Allowance for funds used during construction — debt	(3,298)	(3,278)	(6,526)	(5,984)
Total interest charges and financing costs	54,409	52,858	108,445	104,167

Income before income taxes	121,432	113,610	254,613	254,707
Income taxes	33,770	35,434	72,785	81,902
Net income	$87,662	$78,176	$181,828	$172,805

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income	$87,662	$78,176	$181,828	$172,805

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $22, $15, $49 and $26, respectively	36	19	71	38

Derivative instruments:
Net fair value decrease, net of tax of $17, $5, $17 and $4, respectively	26	7	26	6
Reclassification of losses to net income, net of tax of $141, $151, $280 and $305, respectively	204	221	407	444
	230	228	433	450

Other comprehensive income	266	247	504	488
Comprehensive income	$87,928	$78,423	$182,332	$173,293

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$181,828	$172,805
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	348,442	296,285
Nuclear fuel amortization	57,003	58,267
Deferred income taxes	90,927	47,057
Amortization of investment tax credits	(827)	(840)
Allowance for equity funds used during construction	(12,708)	(13,028)
Net realized and unrealized hedging and derivative transactions	(2,973)	2,725
Other, net	(946)	—
Changes in operating assets and liabilities:
Accounts receivable	(23,008)	(15,345)
Accrued unbilled revenues	45,497	14,731
Inventories	18,901	30,727
Other current assets	(56,145)	42,890
Accounts payable	(17,828)	(5,344)
Net regulatory assets and liabilities	2,613	70,287
Other current liabilities	(94,500)	(35,304)
Pension and other employee benefit obligations	(57,698)	(45,988)
Change in other noncurrent assets	(2,505)	(4,460)
Change in other noncurrent liabilities	(11,878)	(6,419)
Net cash provided by operating activities	464,195	609,046

Investing activities
Utility capital/construction expenditures	(484,172)	(514,526)
Allowance for equity funds used during construction	12,708	13,028
Purchases investment securities	(361,881)	(279,566)
Proceeds from the sale of investment securities	350,446	262,321
Investments in utility money pool arrangement	(192,000)	(237,000)
Repayments from utility money pool arrangement	192,000	97,000
Other, net	(4,097)	(1,242)
Net cash used in investing activities	(486,996)	(659,985)

Financing activities
Repayments of short-term borrowings, net	(2,000)	(223,000)
Borrowings under utility money pool arrangement	465,000	424,000
Repayments under utility money pool arrangement	(374,000)	(424,000)
Proceeds from issuance of long-term debt	—	343,103
Capital contributions from parent	89,487	89,874
Dividends paid to parent	(175,115)	(155,726)
Net cash provided by financing activities	3,372	54,251

Net change in cash and cash equivalents	(19,429)	3,312
Cash and cash equivalents at beginning of period	47,595	42,605
Cash and cash equivalents at end of period	$28,166	$45,917

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(104,020)	$(100,217)
Cash (paid) received for income taxes, net	(33,014)	4,286
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$60,361	$116,698

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$28,166	$47,595
Accounts receivable, net	328,215	329,481
Accounts receivable from affiliates	78,392	49,355
Accrued unbilled revenues	214,093	259,590
Inventories	326,372	345,192
Regulatory assets	212,327	186,266
Derivative instruments	42,402	22,028
Prepaid taxes	108,233	56,083
Prepayments and other	48,263	41,923
Total current assets	1,386,463	1,337,513

Property, plant and equipment, net	13,361,250	13,300,793

Other assets
Nuclear decommissioning fund and other investments	2,036,638	1,905,059
Regulatory assets	1,214,442	1,245,151
Derivative instruments	28,989	24,678
Other	11,590	9,086
Total other assets	3,291,659	3,183,974
Total assets	$18,039,372	$17,822,280

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$500,007	$10
Short-term debt	83,000	85,000
Borrowings under utility money pool arrangement	91,000	—
Accounts payable	310,419	371,589
Accounts payable to affiliates	59,600	59,216
Regulatory liabilities	80,204	60,779
Taxes accrued	198,113	241,100
Accrued interest	71,773	71,012
Dividends payable to parent	88,018	89,428
Derivative instruments	18,194	16,606
Customer deposits	101,297	110,244
Other	129,301	150,244
Total current liabilities	1,730,926	1,255,228

Deferred credits and other liabilities
Deferred income taxes	2,908,659	2,788,752
Deferred investment tax credits	23,348	24,175
Regulatory liabilities	500,487	489,825
Asset retirement obligations	2,512,816	2,452,567
Derivative instruments	109,265	116,804
Pension and employee benefit obligations	311,682	368,922
Other	138,909	127,283
Total deferred credits and other liabilities	6,505,166	6,368,328

Commitments and contingencies
Capitalization
Long-term debt	4,345,325	4,843,155
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at June 30, 2017 and Dec. 31, 2016, respectively	10	10
Additional paid in capital	3,528,855	3,435,096
Retained earnings	1,949,369	1,941,246
Accumulated other comprehensive loss	(20,279)	(20,783)
Total common stockholder’s equity	5,457,955	5,355,569
Total liabilities and equity	$18,039,372	$17,822,280
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2017 and 2016; and its cash flows for the six months ended June 30, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2017 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. NSP-Minnesota expects that as a result of application of accounting principles for rate regulated entities, changes in the fair value of the securities in the nuclear decommissioning fund, currently classified as available-for-sale, will continue to be deferred to a regulatory asset, and that the overall impacts of the Jan. 1, 2018 adoption will not be material.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. NSP-Minnesota has not yet fully determined the impacts of adoption of the standard, but expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment and that the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$347,618	$349,449
Less allowance for bad debts	(19,403)	(19,968)
	$328,215	$329,481

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$217,317	$214,234
Fuel	90,290	97,527
Natural gas	18,765	33,431
	$326,372	$345,192

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$17,201,265	$17,059,993
Natural gas plant	1,330,588	1,311,235
Common and other property	762,346	710,958
Construction work in progress	534,347	509,891
Total property, plant and equipment	19,828,546	19,592,077
Less accumulated depreciation	(6,890,263)	(6,682,418)
Nuclear fuel	2,660,606	2,571,770
Less accumulated amortization	(2,237,639)	(2,180,636)
	$13,361,250	$13,300,793

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Loss Carryback Claims — In 2012-2015, NSP-Minnesota identified certain expenses related to 2009, 2010, 2011, 2013, 2014 and 2015 that qualify for an extended carryback beyond the typical two-year carryback period. As a result of a higher tax rate in prior years, NSP-Minnesota recognized a tax benefit of approximately $5 million in 2015, $17 million in 2014, $12 million in 2013 and $15 million in 2012.

Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 through 2013 federal income tax returns, following extensions, expires in December 2017.

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS has proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In 2016 the IRS audit team and Xcel Energy presented their cases to the Office of Appeals; however, the outcome and timing of a resolution is uncertain.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the second quarter of 2017, the IRS proposed an adjustment to tax year 2012 that may impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). Xcel Energy is evaluating the IRS’ proposal and the outcome and timing of a resolution is uncertain.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2017, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In 2016, the state of Minnesota began an audit of years 2010 through 2014. As of June 30, 2017, Minnesota had not proposed any adjustments, and there were no other state income tax audits in progress.

Unrecognized Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$22.2	$21.5
Unrecognized tax benefit — Temporary tax positions	40.3	39.3
Total unrecognized tax benefit	$62.5	$60.8

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(20.4)	$(19.3)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Payable for interest related to unrecognized tax benefits at beginning of period	$(2.0)	$(0.2)
Interest expense related to unrecognized tax benefits recorded during the period	(0.7)	(1.8)
Payable for interest related to unrecognized tax benefits at end of period	$(2.7)	$(2.0)

No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Note 5 to NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Minnesota 2016 Multi-Year Electric Rate Case — In June 2017, the MPUC issued a written order. NSP-Minnesota estimates the total rate increase to be approximately $245 million over the four-year period covering 2016-2019.

Key terms:

•	Four-year period covering 2016-2019;

•	Annual sales true-up;

•	Return on equity (ROE) of 9.2 percent and an equity ratio of 52.5 percent;

•	Nuclear related costs will not be considered provisional;

•	Continued use of all existing riders, however no new riders may be utilized during the four-year term;

•	Deferral of incremental 2016 property tax expense above a fixed threshold to 2018 and 2019;

•	Four-year stay-out provision for rate cases;

•	Property tax true-up mechanism for 2017-2019; and

•	Capital expenditure true-up mechanism for 2016-2019.

(Millions of Dollars, incremental)	2016	2017	2018	2019	Total
Revenues	$74.99	$59.86	$—	$50.12	$184.97
NSP-Minnesota’s sales true-up	59.95	—	—	(0.20)	59.75
Total rate impact	$134.94	$59.86	$—	$49.92	$244.72

Annual Automatic Adjustment of Fuel Clause Charges — In 2016, the Minnesota Department of Commerce recommended the MPUC should hold utilities responsible for incremental costs of replacement power incurred due to unplanned outages at nuclear facilities under certain circumstances. In May 2017, the MPUC voted to disallow approximately $4.4 million of replacement energy costs for the Prairie Island (PI) nuclear facility outages allocated to the Minnesota jurisdiction in 2015. This disallowance was recognized in the second quarter of 2017. The MPUC issued a written order in July 2017. In addition, the DOC is currently reviewing nuclear costs and operations under the initial rate case and resource plan orders as well as the recently finalized rate case.

Pending Regulatory Proceeding — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) ROE Complaints — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, and the removal of ROE adders (including those for Regional Transmission Organization (RTO) membership), effective Nov. 12, 2013.

In December 2015, an administrative law judge (ALJ) recommended the FERC approve a base ROE of 10.32 percent for the MISO TOs. The ALJ found the existing 12.38 percent ROE to be unjust and unreasonable. The recommended 10.32 percent ROE applied a FERC ROE policy adopted in a June 2014 order (Opinion 531). The FERC approved the ALJ recommended 10.32 percent base ROE in an order issued in September 2016. This ROE would be applicable for the 15-month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE would be 10.82 percent, including a 50 basis point adder for RTO membership. Various parties requested rehearing of the September 2016 order. The requests are pending FERC action.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any adder was filed with the FERC, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. In June 2016, the ALJ recommended a ROE of 9.7 percent, applying the methodology adopted by the FERC in Opinion 531. A final FERC decision on the second ROE complaint was expected later in 2017, but in April 2017, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) by opinion, vacated and remanded Opinion 531. It is unclear how the D.C. Circuit’s opinion to vacate and remand Opinion 531 will affect the September 2016 FERC order or the timing and outcome of the second ROE complaint. The MISO TOs are evaluating the impact of the D.C. Circuit ruling on the November 2013 and February 2015 ROE complaints.

As of June 30, 2017, NSP-Minnesota has processed the refunds for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the September 2016 FERC order. NSP-Minnesota has also recognized a current refund liability consistent with the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Notes 5 and 6 to the consolidated financial statements included in NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

NSP-Minnesota had approximately 1,069 megawatts (MW) of capacity under long-term PPAs as of June 30, 2017 and Dec. 31, 2016, with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2028.

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

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Guarantee issued and outstanding	$4.8	$4.8

Environmental Contingencies

Fargo, N.D. Manufactured Gas Plant (MGP) Site — In May 2015, underground pipes, tars and impacted soils were discovered in a right-of-way in Fargo, N.D. that appeared to be associated with a former MGP operated by NSP-Minnesota or prior companies. NSP-Minnesota removed impacted soils and other materials from the right-of-way and commenced an investigation of the historic MGP and adjacent properties (the Fargo MGP Site). NSP-Minnesota has recommended that targeted source removal of impacted soils and historic MGP infrastructure should be performed. The North Dakota Department of Health approved NSP-Minnesota’s proposed cleanup plan in January 2017. The timing and final scope of remediation is dependent on whether reasonable access is provided to NSP-Minnesota to perform and implement the approved cleanup plan. NSP-Minnesota has also initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota agreed to the parties’ request for a stay of the litigation until September 2017.

As of June 30, 2017 and Dec. 31, 2016, NSP-Minnesota had recorded a liability of $16.4 million and $11.3 million, respectively, for the Fargo MGP Site. The current cost estimate for the remediation of the site is approximately $23.0 million, of which approximately $6.6 million has been spent. In December 2015, the North Dakota Public Service Commission (NDPSC) approved NSP-Minnesota’s request to defer costs associated with the Fargo MGP Site, resulting in deferral of all investigation and response costs with the exception of approximately 12 percent allocable to the Minnesota jurisdiction. Uncertainties related to the liability recognized include obtaining access to perform the approved remediation (including the prospective purchase of the historic MGP property), final designs that will be developed to implement the approved cleanup plan and the potential for contributions from entities that may be identified as potentially responsible parties (PRPs).

Other MGP and Landfill Sites — NSP-Minnesota is currently involved in investigating and/or remediating several other MGP and landfill sites. NSP-Minnesota has identified six sites, in addition to the site in Fargo, N.D., where former MGP or landfill disposal activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these sites, there are other parties that may have responsibility for some portion of any remediation. NSP-Minnesota anticipates that the majority of the investigation or remediation at these sites will continue through at least 2018. NSP-Minnesota had accrued $1.1 million and $0.2 million for these sites at June 30, 2017 and Dec. 31, 2016, respectively. There may be insurance recovery and/or recovery from other PRPs to offset any costs incurred. NSP-Minnesota anticipates that any significant amounts incurred will be recovered from customers.

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

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. On June 27, 2017, the agencies issued a proposed rule that rescinds the 2015 final rule and reinstates the prior 1986 definition of “Water of the U.S.”

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. The D.C. Circuit granted the EPA’s request to hold the litigation in abeyance until June 27, 2017, and is considering briefs by the parties on whether the court should remand the challenges to the EPA rather than holding them in abeyance, to determine whether and how the court continues or ends the stay that currently applies to the CPP. On June 9, 2017, the EPA submitted a proposed rule to the Office of Management and Budget entitled “Review of the Clean Power Plan.”

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$250	$250
Amount outstanding at period end	91	—
Average amount outstanding	14	16
Maximum amount outstanding	142	225
Weighted average interest rate, computed on a daily basis	1.22%	0.69%
Weighted average interest rate at period end	1.22	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$500	$500
Amount outstanding at period end	83	85
Average amount outstanding	97	73
Maximum amount outstanding	197	353
Weighted average interest rate, computed on a daily basis	1.16%	0.65%
Weighted average interest rate at period end	1.33	0.94

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2017 and Dec. 31, 2016, there were $8 million and $11 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2017, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$91	$409

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2017 and Dec. 31, 2016.

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

Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of long-term forward prices and volatilities on a valuation is evaluated, and may result in Level 3 classification.

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

Non-Derivative Instruments Fair Value Measurements

Nuclear Decommissioning Fund

The Nuclear Regulatory Commission requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the decommissioning the Monticello and PI nuclear generating plants. The fund contains cash equivalents, debt securities, equity securities and other investments – all classified as available-for-sale. NSP-Minnesota plans to reinvest matured securities until decommissioning begins. NSP-Minnesota uses the MPUC approved asset allocation for the escrow and investment targets by asset class for both the escrow and qualified trust.

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

Unrealized gains for the nuclear decommissioning fund were $462.3 million and $378.6 million at June 30, 2017 and Dec. 31, 2016, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $34.2 million and $46.9 million at June 30, 2017 and Dec. 31, 2016, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at June 30, 2017 and Dec. 31, 2016:

	June 30, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$10,990	$10,990	$—	$—	$—	$10,990
Commingled funds:
Non U.S. equities	280,608	191,881	—	—	106,085	297,966
Emerging market debt funds	96,008	—	—	—	103,736	103,736
Commodity funds	106,571	—	—	—	82,897	82,897
Private equity investments	138,889	—	—	—	195,491	195,491
Real estate	131,270	—	—	—	195,515	195,515
Other commingled funds	131,243	—	—	—	141,918	141,918
Debt securities:
Government securities	38,319	—	37,844	—	—	37,844
U.S. corporate bonds	141,510	—	142,330	—	—	142,330
Non U.S. corporate bonds	24,386	—	24,859	—	—	24,859
Equity securities:
U.S. equities	287,425	526,581	—	—	—	526,581
Non U.S. equities	171,695	226,868	—	—	—	226,868
Total	$1,558,914	$956,320	$205,033	$—	$825,642	$1,986,995

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $49.6 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$20,379	$20,379	$—	$—	$—	$20,379
Commingled funds:
Non U.S. equities	260,877	133,126	—	—	112,233	245,359
Emerging market debt funds	93,597	—	—	—	97,543	97,543
Commodity funds	106,571	—	—	—	92,091	92,091
Private equity investments	132,190	—	—	—	190,462	190,462
Real estate	128,630	—	—	—	187,647	187,647
Other commingled funds	151,048	—	—	—	159,489	159,489
Debt securities:
Government securities	32,764	—	31,965	—	—	31,965
U.S. corporate bonds	104,913	—	105,772	—	—	105,772
Non U.S. corporate bonds	21,751	—	21,672	—	—	21,672
Municipal bonds	13,609	—	13,786	—	—	13,786
Mortgage-backed securities	2,785	—	2,816	—	—	2,816
Equity securities:
U.S. equities	270,779	473,400	—	—	—	473,400
Non U.S. equities	189,100	218,381	—	—	—	218,381
Total	$1,528,993	$845,286	$176,011	$—	$839,465	$1,860,762

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $44.3 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

For the three and six months ended June 30, 2017 and 2016 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at June 30, 2017:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$2,770	$6,497	$28,577	$37,844
U.S. corporate bonds	2,824	44,843	78,518	16,145	142,330
Non U.S. corporate bonds	—	10,964	10,851	3,044	24,859
Debt securities	$2,824	$58,577	$95,866	$47,766	$205,033

Rabbi Trusts

In June 2016, NSP-Minnesota established a rabbi trust to provide partial funding for future deferred compensation plan distributions. The following tables present the cost and fair value of the assets held in rabbi trust at June 30, 2017 and Dec. 31, 2016:

	June 30, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trust (a)
Cash equivalents	$390	$390	$—	$—	$390
Mutual funds	10,034	10,596	—	—	10,596
Total	$10,424	$10,986	$—	$—	$10,986

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$7,459	$7,459	$—	$—	$7,459
Mutual funds	1,663	1,901	—	—	1,901
Total	$9,122	$9,360	$—	$—	$9,360

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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

At June 30, 2017, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

At June 30, 2017, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2018. NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2017 and 2016.

At June 30, 2017, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included immaterial amounts expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at June 30, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)(b)	June 30, 2017	Dec. 31, 2016
Megawatt hours of electricity	81,208	37,805
Million British thermal units of natural gas	49,174	79,520
Gallons of vehicle fuel	360	—

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2017 and 2016 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended June 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$350	(a)	$—		$—
Vehicle fuel and other commodity	43	—	(5)	(b)	—		—
Total	$43	$—	$345		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$5,977	(c)
Electric commodity	—	(1,526)	—		(1,149)	(d)	—
Natural gas commodity	—	(51)	—		—		—
Total	$—	$(1,577)	$—		$(1,149)		$5,977

	Six Months Ended June 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$692	(a)	$—		$—
Vehicle fuel and other commodity	43	—	(5)	(b)	—		—
Total	$43	$—	$687		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$6,599	(c)
Electric commodity	—	(2,772)	—		(3,937)	(d)	—
Natural gas commodity	—	(717)	—		698	(e)	(945)	(e)
Total	$—	$(3,489)	$—		$(3,239)		$5,654

	Three Months Ended June 30, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$346	(a)	$—		$—
Vehicle fuel and other commodity	12	—	26	(b)	—		—
Total	$12	$—	$372		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$269	(c)
Electric commodity	—	(1,193)	—		13,572	(d)	—
Natural gas commodity	—	379	—		—		—
Total	$—	$(814)	$—		$13,572		$269

	Six Months Ended June 30, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$692	(a)	$—		$—
Vehicle fuel and other commodity	10	—	57	(b)	—		—
Total	$10	$—	$749		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1,261	(c)
Electric commodity	—	(2,752)	—		24,284	(d)	—
Natural gas commodity	—	(253)	—		3,460	(e)	(1,595)	(e)
Total	$—	$(3,005)	$—		$27,744		$(334)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2017 and 2016. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Consideration of Credit Risk and Concentrations — NSP-Minnesota continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment, as well as an assessment of the impact of NSP-Minnesota’s own credit risk when determining the fair value of derivative liabilities, the impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At June 30, 2017, six of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $33.9 million or 40 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Three of the 10 most significant counterparties, comprising $16.1 million or 19 percent of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $0.9 million or 1 percent of this credit exposure, had credit quality less than investment grade, based on ratings from internal analysis. All ten of these significant counterparties are RTOs, municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota is unable to maintain its credit ratings. At June 30, 2017 and Dec. 31, 2016, there were no derivative instruments in a liability position with underlying contract provisions that required the posting of collateral or settlement of outstanding contracts if the credit ratings of NSP-Minnesota were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2017 and Dec. 31, 2016.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

	June 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$25	$—	$25	$(25)	$—
Other derivative instruments:
Commodity trading	2,271	9,370	—	11,641	(5,738)	5,903
Electric commodity	—	—	35,577	35,577	(220)	35,357
Natural gas commodity	—	390	—	390	—	390
Total current derivative assets	$2,271	$9,785	$35,577	$47,633	$(5,983)	41,650
PPAs (a)						752
Current derivative instruments						$42,402
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$14	$—	$14	$—	$14
Other derivative instruments:
Commodity trading	250	30,686	5,215	36,151	(7,307)	28,844
Total noncurrent derivative assets	$250	$30,700	$5,215	$36,165	$(7,307)	28,858
PPAs (a)						131
Noncurrent derivative instruments						$28,989

	June 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$—	$—	$—	$(25)	$(25)
Other derivative instruments:
Commodity trading	2,717	7,457	—	10,174	(6,060)	4,114
Electric commodity	—	—	220	220	(220)	—
Total current derivative liabilities	$2,717	$7,457	$220	$10,394	$(6,305)	4,089
PPAs (a)						14,105
Current derivative instruments						$18,194
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$98	$22,851	$—	$22,949	$(10,522)	$12,427
Total noncurrent derivative liabilities	$98	$22,851	$—	$22,949	$(10,522)	12,427
PPAs (a)						96,838
Noncurrent derivative instruments						$109,265

(a)
During 2006, NSP-Minnesota qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2017. At June 30, 2017, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $3.5 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30
(Thousands of Dollars)	2017	2016
Balance at April 1	$4,643	$5,124
Purchases	40,460	27,870
Settlements	(8,166)	(6,981)
Net transactions recorded during the period:
Gains recognized in earnings (a)	6,007	22
Net losses recognized as regulatory assets and liabilities	(2,372)	(2,547)
Balance at June 30	$40,572	$23,488

	Six Months Ended June 30
(Thousands of Dollars)	2017	2016
Balance at Jan. 1	$15,320	$12,969
Purchases	40,740	27,870
Settlements	(11,592)	(12,039)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	5,215	(2)
Net losses recognized as regulatory assets and liabilities	(9,111)	(5,310)
Balance at June 30	$40,572	$23,488

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2017 and 2016.

Fair Value of Long-Term Debt

As of June 30, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,845,332	$5,386,833	$4,843,165	$5,310,925

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2017 and Dec. 31, 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2017	2016	2017	2016
Interest income	$605	$129	$3,314	$3,465
Other nonoperating income	17	107	27	271
Insurance policy expense	(856)	(823)	(1,711)	(1,463)
Other (expense) income, net	$(234)	$(587)	$1,630	$2,273

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2017
Operating revenues (a)(b)	$1,079,779	$78,006	$7,155	$—	$1,164,940
Intersegment revenues	243	177	—	(420)	—
Total revenues	$1,080,022	$78,183	$7,155	$(420)	$1,164,940
Net income (loss)	$89,477	$(3,360)	$1,545	$—	$87,662

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2016
Operating revenues (a)(b)	$1,016,471	$64,371	$7,258	$—	$1,088,100
Intersegment revenues	262	86	—	(348)	—
Total revenues	$1,016,733	$64,457	$7,258	$(348)	$1,088,100
Net income (loss)	$78,781	$458	$(1,063)	$—	$78,176

(a)	Operating revenues include $119 million and $113 million of affiliate electric revenue for the three months ended June 30, 2017 and 2016.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended June 30, 2017 and 2016.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2017
Operating revenues (a)(b)	$2,158,809	$299,189	$14,082	$—	$2,472,080
Intersegment revenues	352	271	—	(623)	—
Total revenues	$2,159,161	$299,460	$14,082	$(623)	$2,472,080
Net income	$167,559	$14,145	$124	$—	$181,828

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2016
Operating revenues (a)(b)	$2,050,114	$258,501	$14,118	$—	$2,322,733
Intersegment revenues	407	248	—	(655)	—
Total revenues	$2,050,521	$258,749	$14,118	$(655)	$2,322,733
Net income (loss)	$150,102	$23,600	$(897)	$—	$172,805

(a)	Operating revenues include $243 million and $238 million of affiliate electric revenue for the six months ended June 30, 2017 and 2016.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the six months ended June 30, 2017 and 2016.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,958	$7,077	$36	$31
Interest cost	10,177	11,358	854	981
Expected return on plan assets	(15,017)	(15,236)	(54)	(43)
Amortization of prior service cost (credit)	265	234	(759)	(759)
Amortization of net loss	9,902	9,194	507	401
Net periodic benefit cost	12,285	12,627	584	611
Costs not recognized due to the effects of regulation	(4,899)	(5,296)	—	—
Net benefit cost recognized for financial reporting	$7,386	$7,331	$584	$611

	Six Months Ended June 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$13,916	$14,154	$72	$62
Interest cost	20,354	22,716	1,708	1,962
Expected return on plan assets	(30,034)	(30,472)	(108)	(86)
Amortization of prior service cost (credit)	530	468	(1,518)	(1,518)
Amortization of net loss	19,804	18,388	1,014	802
Net periodic benefit cost	24,570	25,254	1,168	1,222
Costs not recognized due to the effects of regulation	(9,798)	(10,592)	—	—
Net benefit cost recognized for financial reporting	$14,772	$14,662	$1,168	$1,222

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $59.4 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2017.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at April 1	$(18,005)	$105	$(2,645)	$(20,545)
Other comprehensive income before reclassifications	26	—	—	26
Losses reclassified from net accumulated other comprehensive loss	204	—	36	240
Net current period other comprehensive income	230	—	36	266
Accumulated other comprehensive (loss) income at June 30	$(17,775)	$105	$(2,609)	$(20,279)

	Three Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at April 1	$(18,868)	$105	$(2,077)	$(20,840)
Other comprehensive income before reclassifications	7	—	—	7
Losses reclassified from net accumulated other comprehensive loss	221	—	19	240
Net current period other comprehensive income	228	—	19	247
Accumulated other comprehensive (loss) income at June 30	$(18,640)	$105	$(2,058)	$(20,593)

	Six Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(18,208)	$105	$(2,680)	$(20,783)
Other comprehensive income before reclassifications	26	—	—	26
Losses reclassified from net accumulated other comprehensive loss	407	—	71	478
Net current period other comprehensive income	433	—	71	504
Accumulated other comprehensive (loss) income at June 30	$(17,775)	$105	$(2,609)	$(20,279)

	Six Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,090)	$105	$(2,096)	$(21,081)
Other comprehensive income before reclassifications	6	—	—	6
Losses reclassified from net accumulated other comprehensive loss	444	—	38	482
Net current period other comprehensive income	450	—	38	488
Accumulated other comprehensive (loss) income at June 30	$(18,640)	$105	$(2,058)	$(20,593)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Losses (gains) on cash flow hedges:
Interest rate derivatives	$350	(a)	$346	(a)
Vehicle fuel derivatives	(5)	(b)	26	(b)
Total, pre-tax	345		372
Tax benefit	(141)		(151)
Total, net of tax	204		221
Defined benefit pension and postretirement losses:
Amortization of net loss	109	(c)	83	(c)
Prior service credit	(51)	(c)	(49)	(c)
Total, pre-tax	58		34
Tax benefit	(22)		(15)
Total, net of tax	36		19
Total amounts reclassified, net of tax	$240		$240

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Losses (gains) on cash flow hedges:
Interest rate derivatives	$692	(a)	$692	(a)
Vehicle fuel derivatives	(5)	(b)	57	(b)
Total, pre-tax	687		749
Tax benefit	(280)		(305)
Total, net of tax	407		444
Defined benefit pension and postretirement losses:
Amortization of net loss	218	(c)	166	(c)
Prior service credit	(100)	(c)	(98)	(c)
Total, pre-tax	118		68
Tax benefit	(47)		(30)
Total, net of tax	71		38
Total amounts reclassified, net of tax	$478		$482

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Results of Operations

NSP-Minnesota’s net income was approximately $181.8 million for 2017 year-to-date, compared with approximately $172.8 million for the same period of 2016. The increase is due to higher electric margins driven by the rate case in Minnesota, as well as increased natural gas margins, non-fuel riders and lower O&M expenses, partially offset by increased depreciation.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2017	2016
Electric revenues	$2,159	$2,050
Electric fuel and purchased power	(780)	(713)
Electric margin	$1,379	$1,337

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2017 vs. 2016
Trading	$42
Retail rate increases (Minnesota)	29
Non-fuel riders	17
Conservation program revenue, offset by expenses	14
Fuel and purchased power cost recovery	11
Decoupling (weather portion - Minnesota)	7
Retail sales growth, excluding weather impact	6
Estimated impact of weather	(8)
Conservation incentive	(3)
Other, net	(6)
Total increase in electric revenues	$109

Electric Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increases (Minnesota)	$29
Non-fuel riders	17
Conservation program revenue, offset by expenses	14
Decoupling (weather portion - Minnesota)	7
Retail sales growth, excluding weather impact	6
Wholesale transmission revenue, net of costs	(12)
Estimated impact of weather	(8)
Conservation incentive	(3)
Other, net	(8)
Total increase in electric margin	$42

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2017	2016
Natural gas revenues	$299	$259
Cost of natural gas sold and transported	(178)	(145)
Natural gas margin	$121	$114

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2017 vs. 2016
Purchased natural gas adjustment clause recovery	$33
Conservation program revenue, offset by expenses	3
Retail sales growth, excluding weather impact	2
Infrastructure and integrity riders	2
Total increase in natural gas revenues	$40

Natural Gas Margin

(Millions of Dollars)	2017 vs. 2016
Conservation program revenue, offset by expenses	$3
Retail sales growth, excluding weather impact	2
Infrastructure and integrity riders	2
Total increase in natural gas margin	$7

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $18.4 million, or 2.9 percent, for 2017 year-to-date. The decrease was primarily due to the timing of planned maintenance and overhauls, decreases in nuclear expenses and savings from cost management programs, partially offset by increases in employee benefits expense.

Conservation Program Expenses — Conservation program expenses increased $17.1 million, for 2017 year-to-date. The increase was primarily attributable to higher recovery rates and additional customer participation in electric conservation programs. Conservation expenses are generally recovered in major jurisdictions concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization expense increased $52.1 million, or 17.8 percent, for 2017 year-to-date. The increase was primarily attributable to capital investments and prior year amortization of the excess depreciation reserve.

Interest Charges — Interest charges increased $4.8 million, or 4.4 percent, for 2017 year-to-date. The increase was related to higher long-term debt levels to fund capital investments, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $9.1 million for 2017 year-to-date. The decrease in income tax expense was primarily due to an increase in wind production tax credits (PTCs) in 2017. The ETR was 28.6 percent for 2017 year-to-date compared with 32.2 percent for the same period in 2016. The lower ETR in 2017 is primarily due to the increased wind PTCs referenced above.

The wind PTCs largely flow back to customers through NSP-Minnesota’s fuel clause and riders.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Public Utility Regulation included in Item 2 of NSP-Minnesota’s
Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Wind Development — In July 2017, the MPUC approved NSP-Minnesota’s proposal to add 1,550 MW of new wind generation, including ownership of 1,150 MW of wind generation by NSP-Minnesota. The MPUC approved an aggregate capital cap for the 750 MW of self-build projects, allowing NSP-Minnesota to include in rate base any savings versus a capital cost estimate for the projects. NSP-Minnesota would not recover capital costs in excess of the cap.

All projects are expected to be completed by the end of 2020, qualifying for 100 percent of the PTC and are intended to provide billions of dollars of savings to our customers and substantial environmental benefits. Projected savings/benefits assume fuel costs and generation mix consistent with those included in various commission approved resource plans and generation need filings.

The following table details these wind projects:

Project Name	Capacity (MW)	State	Estimated Year of Completion	Ownership/PPA
Freeborn	200	MN/IA	2020	NSP-Minnesota
Blazing Star 1	200	MN	2019	NSP-Minnesota
Blazing Star 2	200	MN	2020	NSP-Minnesota
Lake Benton	100	MN	2019	NSP-Minnesota
Foxtail	150	ND	2019	NSP-Minnesota
Crowned Ridge	300	SD	2019	NSP-Minnesota
Total Ownership	1,150

Crowned Ridge	300	SD	2019	PPA
Clean Energy 1	100	ND	2019	PPA
Total PPA	400

NSP-Minnesota’s total capital investment for the wind ownership projects is approximately $1.9 billion for 2017-2020.

PPA Terminations and Amendments — In June and July 2017, NSP-Minnesota filed requests with the MPUC and/or the NDPSC for several initiatives including changes to four PPAs to reduce future costs for customers. These actions include the following:

•
The termination of a PPA with Benson Power LLC (Benson) for its 55 MW biomass facility in Benson, Minn. The termination of the Benson PPA requires FERC approval and would result in payments of $95 million to terminate the PPA and acquire the facility, as well as additional expenditures of approximately $26 million to temporarily operate then close the facility.

•
The termination of a PPA with Laurentian Energy Authority I, LLC (Laurentian) for its 35 MW of biomass facilities in Hibbing and Virginia, Minn. The termination of the Laurentian PPA would result in $108.5 million of contract cancellation payments over six years.

•
The remaining two requested PPA changes involve a PPA extension for a 34 MW waste-to-energy facility at a price reflective of current market conditions and termination of another 12 MW waste-to-energy PPA.

NSP-Minnesota has requested recovery of all costs associated with these changes through the Fuel Clause Adjustment, including a return on NSP-Minnesota’s total investment in the Benson transaction over the remaining life of the current PPA through 2028. If approved, these actions together are intended to provide approximately $653 million in net cost savings to customers over the next 10 years.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 12 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Nuclear Power Operations included in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 13 percent of its 2017 and approximately 54 percent of its 2018 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and sanctions against Russia. Alternate potential sources are expected to provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply to ensure that plant availability and reliability will not be negatively impacted in the near-term. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 31 percent of its average enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. NSP-Minnesota is closely following the progression of these events and will periodically assess if further actions are required to assure a secure supply of enriched nuclear material.

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

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

Status of FERC Commissioners — The FERC is normally comprised of five commissioners appointed by the President and confirmed by the Senate. There is currently only one sitting commissioner.  Without three commissioners, the FERC does not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and certificates of public convenience and necessity for construction of interstate natural gas pipeline facilities to serve the utility subsidiaries.  NSP-Minnesota does not expect any disruption in operations or material delay in decisions on contested matters pending before the FERC. President Trump has submitted nominations to fill three of the vacant seats and has indicated his intent to submit one additional nomination. The three submitted nominations are pending confirmation by the full Senate.

FERC ROE Policy — In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including two ROE complaints involving the MISO TOs, which includes NSP-Minnesota and NSP-Wisconsin. In April 2017, the D.C. Circuit vacated and remanded the June 2014 ROE order. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. The FERC has yet to act on the D.C. Circuit’s decision and cannot act without a quorum. See Note 5 to the consolidated financial statements for discussion of the D.C. Circuit’s decision and the impact on the MISO ROE Complaints.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2017, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

July 28, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)