Form 10-Q
period 2017-09-30
NORTHERN STATES POWER CO
filed 2017-10-27
CIK 1123852

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 27, 2017
Common Stock, $0.01 par value	1,000,000 shares
Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I —	FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 4 —	Controls and Procedures	34

PART II —	OTHER INFORMATION

Item 1 —	Legal Proceedings	34
Item 1A —	Risk Factors	35
Item 6 —	Exhibits	35

SIGNATURES		36

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2017	2016	2017	2016
Operating revenues
Electric, non-affiliates	$1,167,447	$1,161,259	$3,083,182	$2,973,350
Electric, affiliates	123,524	121,315	366,598	359,338
Natural gas	57,442	55,519	356,631	314,020
Other	7,366	7,286	21,448	21,404
Total operating revenues	1,355,779	1,345,379	3,827,859	3,668,112

Operating expenses
Electric fuel and purchased power	435,003	435,560	1,215,071	1,148,818
Cost of natural gas sold and transported	20,723	19,105	198,968	163,608
Cost of sales — other	4,313	4,898	13,085	14,185
Operating and maintenance expenses	288,770	315,298	909,381	954,334
Conservation program expenses	31,674	23,926	92,238	67,424
Depreciation and amortization	176,739	149,408	522,070	442,649
Taxes (other than income taxes)	62,220	49,763	191,989	186,100
Total operating expenses	1,019,442	997,958	3,142,802	2,977,118

Operating income	336,337	347,421	685,057	690,994

Other income (expense), net	2,120	(439)	3,750	1,834
Allowance for funds used during construction — equity	10,683	7,983	23,391	21,011

Interest charges and financing costs
Interest charges — includes other financing costs of $1,845, $1,822, $5,437 and $5,325, respectively	57,577	57,859	172,548	168,010
Allowance for funds used during construction — debt	(5,383)	(3,591)	(11,909)	(9,575)
Total interest charges and financing costs	52,194	54,268	160,639	158,435

Income before income taxes	296,946	300,697	551,559	555,404
Income taxes	67,943	94,145	140,728	176,047
Net income	$229,003	$206,552	$410,831	$379,357

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2017	2016	2017	2016
Net income	$229,003	$206,552	$410,831	$379,357

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $21, $15, $70 and $45, respectively	39	19	110	57

Derivative instruments:
Net fair value increase (decrease), net of tax of $16, $(1), $33 and $3, respectively	22	(1)	48	5
Reclassification of losses to net income, net of tax of $222, $162, $502 and $467, respectively	379	213	786	657
	401	212	834	662

Other comprehensive income	440	231	944	719
Comprehensive income	$229,443	$206,783	$411,775	$380,076

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30,
	2017	2016
Operating activities
Net income	$410,831	$379,357
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	526,784	447,284
Nuclear fuel amortization	87,654	89,475
Deferred income taxes	98,125	129,410
Amortization of investment tax credits	(1,241)	(1,260)
Allowance for equity funds used during construction	(23,391)	(21,011)
Net realized and unrealized hedging and derivative transactions	(2,703)	2,873
Other, net	(1,072)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,677)	(46,294)
Accrued unbilled revenues	33,465	26,660
Inventories	(4,265)	5,709
Other current assets	35,591	24,431
Accounts payable	(34,275)	19,736
Net regulatory assets and liabilities	(15,467)	57,452
Other current liabilities	(73,898)	(3,947)
Pension and other employee benefit obligations	(55,548)	(42,447)
Change in other noncurrent assets	(3,585)	(8,862)
Change in other noncurrent liabilities	(30,704)	(17,084)
Net cash provided by operating activities	931,624	1,041,482

Investing activities
Utility capital/construction expenditures	(696,857)	(833,845)
Allowance for equity funds used during construction	23,391	21,011
Purchases investment securities	(965,086)	(349,717)
Proceeds from the sale of investment securities	948,558	327,378
Investments in utility money pool arrangement	(122,000)	(492,000)
Repayments from utility money pool arrangement	122,000	441,000
Other, net	(3,463)	(1,262)
Net cash used in investing activities	(693,457)	(887,435)

Financing activities
Repayments of short-term borrowings, net	(85,000)	(223,000)
Borrowings under utility money pool arrangement	516,000	424,000
Repayments under utility money pool arrangement	(466,000)	(424,000)
Proceeds from issuance of long-term debt	586,264	342,570
Repayments of long-term debt, including reacquisition premiums	(507,865)	(11)
Capital contributions from parent	123,247	96,628
Dividends paid to parent	(418,133)	(306,209)
Net cash used in financing activities	(251,487)	(90,022)

Net change in cash and cash equivalents	(13,320)	64,025
Cash and cash equivalents at beginning of period	47,595	42,605
Cash and cash equivalents at end of period	$34,275	$106,630

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(177,336)	$(169,382)
Cash paid for income taxes, net	(60,911)	(14,279)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$47,261	$72,889

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$34,275	$47,595
Accounts receivable, net	344,528	329,481
Accounts receivable from affiliates	19,989	49,355
Accrued unbilled revenues	226,125	259,590
Inventories	349,578	345,192
Regulatory assets	253,876	186,266
Derivative instruments	47,177	22,028
Prepayments and other	65,292	98,006
Total current assets	1,340,840	1,337,513

Property, plant and equipment, net	13,360,494	13,300,793

Other assets
Nuclear decommissioning fund and other investments	2,105,741	1,905,059
Regulatory assets	1,187,195	1,245,151
Derivative instruments	28,520	24,678
Other	13,217	9,086
Total other assets	3,334,673	3,183,974
Total assets	$18,036,007	$17,822,280

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$7	$10
Short-term debt	—	85,000
Borrowings under utility money pool arrangement	50,000	—
Accounts payable	292,970	371,589
Accounts payable to affiliates	50,745	59,216
Regulatory liabilities	98,587	60,779
Taxes accrued	235,999	241,100
Accrued interest	52,115	71,012
Dividends payable to parent	88,461	89,428
Derivative instruments	18,045	16,606
Customer deposits	103,549	110,244
Other	152,919	150,244
Total current liabilities	1,143,397	1,255,228

Deferred credits and other liabilities
Deferred income taxes	2,947,022	2,788,752
Deferred investment tax credits	22,935	24,175
Regulatory liabilities	491,385	489,825
Asset retirement obligations	2,543,497	2,452,567
Derivative instruments	105,963	116,804
Pension and employee benefit obligations	313,772	368,922
Other	94,372	127,283
Total deferred credits and other liabilities	6,518,946	6,368,328

Commitments and contingencies
Capitalization
Long-term debt	4,932,970	4,843,155
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2017 and Dec. 31, 2016, respectively	10	10
Additional paid in capital	3,525,612	3,435,096
Retained earnings	1,934,911	1,941,246
Accumulated other comprehensive loss	(19,839)	(20,783)
Total common stockholder’s equity	5,440,694	5,355,569
Total liabilities and equity	$18,036,007	$17,822,280
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2017 and 2016; and its cash flows for the nine months ended Sept. 30, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2017 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Minnesota expects its adoption will primarily result in increased disclosures regarding revenue related to arrangements with customers, as well as separate presentation of alternative revenue programs. NSP-Minnesota currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$364,970	$349,449
Less allowance for bad debts	(20,442)	(19,968)
	$344,528	$329,481

(Thousands of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$216,850	$214,234
Fuel	91,555	97,527
Natural gas	41,173	33,431
	$349,578	$345,192

(Thousands of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$17,323,127	$17,059,993
Natural gas plant	1,340,688	1,311,235
Common and other property	803,599	710,958
Construction work in progress	508,306	509,891
Total property, plant and equipment	19,975,720	19,592,077
Less accumulated depreciation	(7,015,522)	(6,682,418)
Nuclear fuel	2,668,586	2,571,770
Less accumulated amortization	(2,268,290)	(2,180,636)
	$13,360,494	$13,300,793

4.	Income Taxes

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

Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 and 2012 through 2013 federal income tax returns, following extensions, expires in June 2018 and October 2018, respectively.

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims that would have resulted in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In the third quarter of 2017, Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). After evaluating the proposed adjustment Xcel Energy filed a protest with the IRS. Xcel Energy anticipates the issue will be forwarded to Appeals. As of Sept. 30, 2017, Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2017, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In 2016, the state of Minnesota began an audit of years 2010 through 2014. As of Sept. 30, 2017, Minnesota had not proposed any material adjustments, and there were no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$9.8	$21.5
Unrecognized tax benefit — Temporary tax positions	8.1	39.3
Total unrecognized tax benefit	$17.9	$60.8

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(12.5)	$(19.3)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes, the Minnesota audit progresses, and other state audits resume. As the IRS Appeals and Minnesota audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $7 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	Sept. 30, 2017	Dec. 31, 2016
Payable for interest related to unrecognized tax benefits at beginning of period	$(2.0)	$(0.2)
Interest income (expense) related to unrecognized tax benefits recorded during the period	1.1	(1.8)
Payable for interest related to unrecognized tax benefits at end of period	$(0.9)	$(2.0)

No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Note 5 to NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Minnesota Public Utilities Commission (MPUC)

Minnesota 2016 Multi-Year Electric Rate Case — In June 2017, the MPUC issued a written order. NSP-Minnesota estimated the total rate increase to be approximately $245 million over the four-year period covering 2016-2019.

Key terms:

•	Four-year period covering 2016-2019;

•	Annual sales true-up with decoupling subject to a 3 percent cap;

•	Return on equity (ROE) of 9.2 percent and an equity ratio of 52.5 percent;

•	Nuclear related costs will not be considered provisional;

•	Continued use of all existing riders, however no new riders may be utilized during the four-year term;

•	Deferral of incremental 2016 property tax expense above a fixed threshold to 2018 and 2019;

•	Four-year stay-out provision for rate cases;

•	Property tax true-up mechanism for 2017-2019; and

•	Capital expenditure true-up mechanism for 2016-2019.

(Millions of Dollars, Incremental)	2016	2017	2018	2019	Total
Revenues	$74.99	$59.86	$—	$50.12	$184.97
NSP-Minnesota’s sales true-up	59.95	—	—	(0.20)	59.75
Total rate impact	$134.94	$59.86	$—	$49.92	$244.72

In September 2017, the MPUC ordered NSP-Minnesota to collect final rates beginning March 1, 2017 (requested date was Jan. 1, 2017). As a result, NSP-Minnesota estimates the adjusted total rate increase to be approximately $240 million over the four-year period covering 2016-2019.

Annual Automatic Adjustment of Fuel Clause Charges — In May 2017, the MPUC voted to disallow approximately $4.4 million of replacement energy costs for the Prairie Island (PI) nuclear facility outages allocated to the Minnesota jurisdiction in 2015. This disallowance was recognized in the second quarter of 2017. In September 2017, the Minnesota Department of Commerce (DOC) recommended the MPUC should hold utilities responsible for incremental costs of replacement power incurred due to unplanned outages under certain circumstances. In addition, the DOC is continuing its review of nuclear costs and operations focusing on PI under the initial rate case and resource plan orders as well as the recently finalized rate case.

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

In December 2015, an administrative law judge (ALJ) recommended the FERC approve a base ROE of 10.32 percent for the MISO TOs. The ALJ found the existing 12.38 percent ROE to be unjust and unreasonable. The recommended 10.32 percent ROE applied a FERC ROE policy adopted in a June 2014 order (Opinion 531). The FERC approved the ALJ recommended 10.32 percent base ROE in an order issued in September 2016. This ROE would be applicable for the 15 month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE would be 10.82 percent, including a 50 basis point adder for RTO membership. Various parties requested rehearing of the September 2016 order. The requests are pending FERC action.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any adder was filed with the FERC, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. In June 2016, the ALJ recommended a ROE of 9.7 percent, applying the methodology adopted by the FERC in Opinion 531. A final FERC decision on the second ROE complaint was expected later in 2017, but in April 2017, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) by opinion, vacated and remanded Opinion 531. It is unclear how the D.C. Circuit’s opinion to vacate and remand Opinion 531 will affect the September 2016 FERC order or the timing and outcome of the second ROE complaint. The MISO TOs are evaluating the impact of the D.C. Circuit ruling on the November 2013 and February 2015 ROE complaints. In September 2017, certain MISO TOs (not including NSP-Minnesota and NSP-Wisconsin) filed a motion to dismiss the second ROE complaint. The motion to dismiss is pending FERC action.

As of Sept. 30, 2017, NSP-Minnesota has processed the refunds for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE provided in the September 2016 FERC order. NSP-Minnesota has also recognized a current refund liability consistent with the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Notes 5 and 6 to the consolidated financial statements included in NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

NSP-Minnesota had approximately 1,069 megawatts (MW) of capacity under long-term PPAs as of Sept. 30, 2017 and Dec. 31, 2016, with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2028.

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

Environmental Contingencies

Fargo, N.D. Manufactured Gas Plant (MGP) Site — In May 2015, underground pipes, tars and impacted soils were discovered in a right-of-way in Fargo, N.D. that appeared to be associated with a former MGP operated by NSP-Minnesota or prior companies. NSP-Minnesota removed impacted soils and other materials from the right-of-way and commenced an investigation of the historic MGP and adjacent properties (the Fargo MGP Site). NSP-Minnesota has recommended that targeted source removal of impacted soils and historic MGP infrastructure should be performed. The North Dakota Department of Health approved NSP-Minnesota’s proposed cleanup plan in January 2017. It is anticipated that remediation activities will be performed in 2018, although the timing and final scope of remediation is dependent on whether reasonable access is provided to NSP-Minnesota to perform and implement the approved cleanup plan. Access agreements have been reached with a majority of the property owners in the area to perform the work. NSP-Minnesota has also initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota agreed to the parties’ request for a stay of the litigation until January 2018.

As of Sept. 30, 2017 and Dec. 31, 2016, NSP-Minnesota had recorded a liability of $16.2 million and $11.3 million, respectively, for the Fargo MGP Site. The current cost estimate for the remediation of the site is approximately $23.0 million, of which approximately $6.8 million has been spent. In December 2015, the North Dakota Public Service Commission (NDPSC) approved NSP-Minnesota’s request to defer costs associated with the Fargo MGP Site, resulting in deferral of all investigation and response costs with the exception of approximately 12 percent allocable to the Minnesota jurisdiction. Uncertainties related to the liability recognized include obtaining access to perform the approved remediation (including the prospective purchase of the historic MGP property), and the potential for contributions from entities that may be identified as potentially responsible parties (PRPs).

Other MGP and Landfill Sites — NSP-Minnesota is currently involved in investigating and/or remediating several other MGP and landfill sites. NSP-Minnesota has identified six sites, in addition to the site in Fargo, N.D., where former MGP or landfill disposal activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these sites, there are other parties that may have responsibility for some portion of any remediation. NSP-Minnesota anticipates that the majority of the investigation or remediation at these sites will continue through at least 2018. NSP-Minnesota had accrued $1.1 million and $0.2 million for these sites as of Sept. 30, 2017 and Dec. 31, 2016, respectively. There may be insurance recovery and/or recovery from other PRPs to offset any costs incurred. NSP-Minnesota anticipates that any significant amounts incurred will be recovered from customers.

Environmental Requirements

Water and Waste
Federal Clean Water Act (CWA) Waters of the United States Rule — In 2015, the United States Environmental Protection Agency (EPA) and the U.S. Army Corps of Engineers (Corps) published a final rule that significantly expanded the types of water bodies regulated under the CWA and broadened the scope of waters subject to federal jurisdiction. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected in the first quarter of 2018.

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. On June 27, 2017, the agencies issued a proposed rule that rescinds the 2015 final rule and reinstates the prior 1986 definition of “Water of the U.S.” The agencies are also undertaking a rulemaking to develop a new definition of “Waters of the U.S.”

Federal CWA Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. In September 2017, the EPA delayed the compliance date for flue gas desulfurization wastewater and bottom ash transport water until November 2020 while the agency conducts a rulemaking process to potentially revise the effluent limitations and pretreatment standards for these waste streams.

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. The D.C. Circuit granted the EPA’s request and is holding the litigation in abeyance, while considering briefs by the parties on whether the court should remand the challenges to the EPA rather than holding them in abeyance, determining whether and how the court continues or ends the stay that currently applies to the CPP.

In October 2017, the EPA published a proposed rule to repeal the CPP, based on an analysis that the CPP exceeds the EPA’s statutory authority under the Clean Air Act (CAA). The EPA will take public comment on the proposal for 60 days. The EPA stated it has not yet determined whether it will promulgate a new rule to regulate GHG emissions from existing electric generating units.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$250	$250
Amount outstanding at period end	50	—
Average amount outstanding	50	16
Maximum amount outstanding	116	225
Weighted average interest rate, computed on a daily basis	1.11%	0.69%
Weighted average interest rate at period end	1.11	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$500	$500
Amount outstanding at period end	—	85
Average amount outstanding	51	73
Maximum amount outstanding	204	353
Weighted average interest rate, computed on a daily basis	1.33%	0.65%
Weighted average interest rate at period end	N/A	0.94

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2017 and Dec. 31, 2016, there were $21 million and $11 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At Sept. 30, 2017, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$21	$479

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at Sept. 30, 2017 and Dec. 31, 2016.

Long-Term Borrowings

In September 2017, NSP-Minnesota issued $600 million of 3.60 percent first mortgage bonds due Sept. 15, 2047.

Debt Redemption

On Sept. 29, 2017, NSP-Minnesota reacquired $500 million of debt with a coupon rate of 5.25 percent and an original maturity date of March 1, 2018. The redemption resulted in payment of an early redemption premium of $7.9 million which was deferred as a regulatory asset.

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

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments, generally referred to as financial transmission rights (FTRs), purchased from MISO. FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR. NSP-Minnesota’s valuation process for FTRs utilizes the cleared prices for each FTR for the most recent auction.

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Given the limited transparency in the auction process, fair value measurements for FTRs have been assigned a Level 3. Non-trading monthly FTR settlements are included in fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of NSP-Minnesota’s FTRs, the limited transparency associated with the valuation of FTRs are insignificant to the consolidated financial statements of NSP-Minnesota.

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

Unrealized gains for the nuclear decommissioning fund were $511.7 million and $378.6 million at Sept. 30, 2017 and Dec. 31, 2016, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $10.3 million and $46.9 million at Sept. 30, 2017 and Dec. 31, 2016, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund at Sept. 30, 2017 and Dec. 31, 2016:

	Sept. 30, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$32,727	$32,727	$—	$—	$—	$32,727
Commingled funds:
Non U.S. equities	257,487	204,502	—	—	86,654	291,156
Emerging market debt funds	97,285	—	—	—	106,842	106,842
Private equity investments	139,185	—	—	—	192,098	192,098
Real estate	129,219	—	—	—	195,506	195,506
Other commingled funds	146,179	14,964	—	—	145,313	160,277
Debt securities:
Government securities	45,310	—	44,944	—	—	44,944
U.S. corporate bonds	251,138	—	252,868	—	—	252,868
Non U.S. corporate bonds	46,245	—	46,611	—	—	46,611
Equity securities:
U.S. equities	258,075	509,564	—	—	—	509,564
Non U.S. equities	152,575	224,139	—	—	—	224,139
Total	$1,555,425	$985,896	$344,423	$—	$726,413	$2,056,732

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $49.0 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$20,379	$20,379	$—	$—	$—	$20,379
Commingled funds:
Non U.S. equities	260,877	133,126	—	—	112,233	245,359
Emerging market debt funds	93,597	—	—	—	97,543	97,543
Commodity funds	106,571	—	—	—	92,091	92,091
Private equity investments	132,190	—	—	—	190,462	190,462
Real estate	128,630	—	—	—	187,647	187,647
Other commingled funds	151,048	—	—	—	159,489	159,489
Debt securities:
Government securities	32,764	—	31,965	—	—	31,965
U.S. corporate bonds	104,913	—	105,772	—	—	105,772
Non U.S. corporate bonds	21,751	—	21,672	—	—	21,672
Municipal bonds	13,609	—	13,786	—	—	13,786
Mortgage-backed securities	2,785	—	2,816	—	—	2,816
Equity securities:
U.S. equities	270,779	473,400	—	—	—	473,400
Non U.S. equities	189,100	218,381	—	—	—	218,381
Total	$1,528,993	$845,286	$176,011	$—	$839,465	$1,860,762

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $44.3 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

For the three and nine months ended Sept. 30, 2017 and 2016 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, at Sept. 30, 2017:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$1,275	$2,303	$41,366	$44,944
U.S. corporate bonds	3,834	64,119	150,741	34,174	252,868
Non U.S. corporate bonds	—	13,793	26,651	6,167	46,611
Debt securities	$3,834	$79,187	$179,695	$81,707	$344,423

Rabbi Trusts

In June 2016, NSP-Minnesota established a rabbi trust to provide partial funding for future deferred compensation plan distributions. The following tables present the cost and fair value of the assets held in rabbi trust at Sept. 30, 2017 and Dec. 31, 2016:

	Sept. 30, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trust (a)
Cash equivalents	$391	$391	$—	$—	$391
Mutual funds	10,075	10,963	—	—	10,963
Total	$10,466	$11,354	$—	$—	$11,354

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$7,459	$7,459	$—	$—	$7,459
Mutual funds	1,663	1,901	—	—	1,901
Total	$9,122	$9,360	$—	$—	$9,360

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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

At Sept. 30, 2017, accumulated other comprehensive losses related to interest rate derivatives included $0.6 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

At Sept. 30, 2017, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2018. NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2017 and 2016.

At Sept. 30, 2017, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at Sept. 30, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)(b)	Sept. 30, 2017	Dec. 31, 2016
Megawatt hours of electricity	58,582	37,805
Million British thermal units of natural gas	47,329	79,520
Gallons of vehicle fuel	300	—

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2017 and 2016 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended Sept. 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$612	(a)	$—		$—
Vehicle fuel and other commodity	38	—	(11)	(b)	—		—
Total	$38	$—	$601		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1,493	(c)
Electric commodity	—	20,216	—		(5,356)	(d)	—
Natural gas commodity	—	(383)	—		—		—
Total	$—	$19,833	$—		$(5,356)		$1,493

	Nine Months Ended Sept. 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,304	(a)	$—		$—
Vehicle fuel and other commodity	81	—	(16)	(b)	—		—
Total	$81	$—	$1,288		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$8,092	(c)
Electric commodity	—	17,444	—		(9,293)	(d)	—
Natural gas commodity	—	(1,010)	—		698	(e)	(945)	(e)
Total	$—	$16,434	$—		$(8,595)		$7,147

	Three Months Ended Sept. 30, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$350	(a)	$—		$—
Vehicle fuel and other commodity	(2)	—	25	(b)	—		—
Total	$(2)	$—	$375		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1,808	(c)
Electric commodity	—	15,301	—		2,044	(d)	—
Natural gas commodity	—	(792)	—		—		—
Total	$—	$14,509	$—		$2,044		$1,808

	Nine Months Ended Sept. 30, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and(Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,042	(a)	$—		$—
Vehicle fuel and other commodity	8	—	82	(b)	—		—
Total	$8	$—	$1,124		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$3,069	(c)
Electric commodity	—	12,550	—		26,328	(d)	—
Natural gas commodity	—	(1,045)	—		3,460	(e)	(1,595)	(e)
Total	$—	$11,505	$—		$29,788		$1,474

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Sept. 30, 2017, five of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $23.9 million or 33 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Four of the 10 most significant counterparties, comprising $28.0 million or 38 percent of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. The one remaining significant counterparty, comprising $0.9 million or 1 percent of this credit exposure, had credit quality less than investment grade, based on ratings from internal analysis. All ten of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies or for cross-default contractual provisions that could result in the settlement of such contracts if there was a failure under other financing arrangements related to payment terms or other covenants. At Sept. 30, 2017 and Dec. 31, 2016, there were no derivative instruments in a material liability position with such underlying contract provisions.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2017:

	Sept. 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$56	$—	$56	$—	$56
Other derivative instruments:
Commodity trading	1,297	8,933	81	10,311	(4,040)	6,271
Electric commodity	—	—	39,932	39,932	(261)	39,671
Natural gas commodity	—	427	—	427	—	427
Total current derivative assets	$1,297	$9,416	$40,013	$50,726	$(4,301)	46,425
PPAs (a)						752
Current derivative instruments						$47,177
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$11	$—	$11	$—	$11
Other derivative instruments:
Commodity trading	84	30,103	5,661	35,848	(7,465)	28,383
Total noncurrent derivative assets	$84	$30,114	$5,661	$35,859	$(7,465)	28,394
PPAs (a)						126
Noncurrent derivative instruments						$28,520

	Sept. 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1,146	$7,100	$—	$8,246	$(4,307)	$3,939
Electric commodity	—	—	261	261	(261)	—
Total current derivative liabilities	$1,146	$7,100	$261	$8,507	$(4,568)	3,939
PPAs (a)						14,106
Current derivative instruments						$18,045
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$52	$22,666	$—	$22,718	$(10,130)	$12,588
Total noncurrent derivative liabilities	$52	$22,666	$—	$22,718	$(10,130)	12,588
PPAs (a)						93,375
Noncurrent derivative instruments						$105,963

(a)
During 2006, NSP-Minnesota qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2017. At Sept. 30, 2017, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $2.9 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2017 and 2016:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2017	2016
Balance at July 1	$40,572	$23,488
Settlements	(23,186)	(26,192)
Net transactions recorded during the period:
Gains recognized in earnings (a)	527	—
Net gains recognized as regulatory assets and liabilities	27,500	27,163
Balance at Sept. 30	$45,413	$24,459

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2017	2016
Balance at Jan. 1	$15,320	$12,969
Purchases	40,740	27,870
Settlements	(34,681)	(38,300)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	5,742	(2)
Net gains recognized as regulatory assets and liabilities	18,292	21,922
Balance at Sept. 30	$45,413	$24,459

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2017 and 2016.

Fair Value of Long-Term Debt

As of Sept. 30, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,932,977	$5,501,602	$4,843,165	$5,310,925

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

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2017	2016	2017	2016
Interest income	$2,936	$510	$6,250	$3,975
Other nonoperating income	—	—	—	248
Insurance policy expense	(387)	(926)	(2,098)	(2,389)
Other nonoperating expense	(429)	(23)	(402)	—
Other income (expense), net	$2,120	$(439)	$3,750	$1,834

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2017
Operating revenues (a)(b)	$1,290,971	$57,442	$7,366	$—	$1,355,779
Intersegment revenues	160	100	—	(260)	—
Total revenues	$1,291,131	$57,542	$7,366	$(260)	$1,355,779
Net income (loss)	$232,078	$(6,242)	$3,167	$—	$229,003

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2016
Operating revenues (a)(b)	$1,282,574	$55,519	$7,286	$—	$1,345,379
Intersegment revenues	118	189	—	(307)	—
Total revenues	$1,282,692	$55,708	$7,286	$(307)	$1,345,379
Net income (loss)	$217,674	$(14,900)	$3,778	$—	$206,552

(a)	Operating revenues include $124 million and $121 million of affiliate electric revenue for the three months ended Sept. 30, 2017 and 2016.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2017 and 2016.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2017
Operating revenues (a)(b)	$3,449,780	$356,631	$21,448	$—	$3,827,859
Intersegment revenues	512	371	—	(883)	—
Total revenues	$3,450,292	$357,002	$21,448	$(883)	$3,827,859
Net income	$399,637	$7,903	$3,291	$—	$410,831

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2016
Operating revenues (a)(b)	$3,332,688	$314,020	$21,404	$—	$3,668,112
Intersegment revenues	525	437	—	(962)	—
Total revenues	$3,333,213	$314,457	$21,404	$(962)	$3,668,112
Net income (loss)	$367,776	$8,700	$2,881	$—	$379,357

(a)	Operating revenues include $367 million and $359 million of affiliate electric revenue for the nine months ended Sept. 30, 2017 and 2016.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the nine months ended Sept. 30, 2017 and 2016.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,958	$7,077	$36	$31
Interest cost	10,177	11,358	854	981
Expected return on plan assets	(15,016)	(15,236)	(53)	(43)
Amortization of prior service cost (credit)	265	234	(759)	(759)
Amortization of net loss	9,902	9,194	506	401
Net periodic benefit cost	12,286	12,627	584	611
Costs not recognized due to the effects of regulation	(4,899)	(5,295)	—	—
Net benefit cost recognized for financial reporting	$7,387	$7,332	$584	$611

	Nine Months Ended Sept. 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$20,874	$21,231	$108	$93
Interest cost	30,531	34,074	2,562	2,943
Expected return on plan assets	(45,050)	(45,708)	(161)	(129)
Amortization of prior service cost (credit)	795	702	(2,277)	(2,277)
Amortization of net loss	29,706	27,582	1,520	1,203
Net periodic benefit cost	36,856	37,881	1,752	1,833
Costs not recognized due to the effects of regulation	(14,696)	(15,887)	—	—
Net benefit cost recognized for financial reporting	$22,160	$21,994	$1,752	$1,833

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $59.4 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2017.

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive (loss) income, net of tax, for the three and nine months ended Sept. 30, 2017 and 2016 were as follows:

	Three Months Ended Sept. 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at July 1	$(17,775)	$105	$(2,609)	$(20,279)
Other comprehensive income before reclassifications	22	—	—	22
Losses reclassified from net accumulated other comprehensive loss	379	—	39	418
Net current period other comprehensive income	401	—	39	440
Accumulated other comprehensive (loss) income at Sept. 30	$(17,374)	$105	$(2,570)	$(19,839)

	Three Months Ended Sept. 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at July 1	$(18,640)	$105	$(2,058)	$(20,593)
Other comprehensive loss before reclassifications	(1)	—	—	(1)
Losses reclassified from net accumulated other comprehensive loss	213	—	19	232
Net current period other comprehensive income	212	—	19	231
Accumulated other comprehensive (loss) income at Sept. 30	$(18,428)	$105	$(2,039)	$(20,362)

	Nine Months Ended Sept. 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(18,208)	$105	$(2,680)	$(20,783)
Other comprehensive income before reclassifications	48	—	—	48
Losses reclassified from net accumulated other comprehensive loss	786	—	110	896
Net current period other comprehensive income	834	—	110	944
Accumulated other comprehensive (loss) income at Sept. 30	$(17,374)	$105	$(2,570)	$(19,839)

	Nine Months Ended Sept. 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,090)	$105	$(2,096)	$(21,081)
Other comprehensive income before reclassifications	5	—	—	5
Losses reclassified from net accumulated other comprehensive loss	657	—	57	714
Net current period other comprehensive income	662	—	57	719
Accumulated other comprehensive (loss) income at Sept. 30	$(18,428)	$105	$(2,039)	$(20,362)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2017		Three Months Ended Sept. 30, 2016
Losses (gains) on cash flow hedges:
Interest rate derivatives	$612	(a)	$350	(a)
Vehicle fuel derivatives	(11)	(b)	25	(b)
Total, pre-tax	601		375
Tax benefit	(222)		(162)
Total, net of tax	379		213
Defined benefit pension and postretirement losses:
Amortization of net loss	109	(c)	83	(c)
Prior service credit	(49)	(c)	(49)	(c)
Total, pre-tax	60		34
Tax benefit	(21)		(15)
Total, net of tax	39		19
Total amounts reclassified, net of tax	$418		$232

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2017		Nine Months Ended Sept. 30, 2016
Losses (gains) on cash flow hedges:
Interest rate derivatives	$1,304	(a)	$1,042	(a)
Vehicle fuel derivatives	(16)	(b)	82	(b)
Total, pre-tax	1,288		1,124
Tax benefit	(502)		(467)
Total, net of tax	786		657
Defined benefit pension and postretirement losses:
Amortization of net loss	327	(c)	249	(c)
Prior service credit	(147)	(c)	(147)	(c)
Total, pre-tax	180		102
Tax benefit	(70)		(45)
Total, net of tax	110		57
Total amounts reclassified, net of tax	$896		$714

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Results of Operations

NSP-Minnesota’s net income was approximately $410.8 million for 2017 year-to-date, compared with approximately $379.4 million for the same period of 2016. The year-to-date increase in earnings reflects electric rate increases, lower ETR and reduced O&M expenses. These positive factors were partially offset by depreciation expense and higher property taxes.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2017	2016
Electric revenues	$3,450	$3,333
Electric fuel and purchased power	(1,215)	(1,149)
Electric margin	$2,235	$2,184

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2017 vs. 2016
Retail rate increases (Minnesota)	$39
Trading	34
Non-fuel riders	30
Decoupling (weather portion - Minnesota)	24
Conservation program revenue, offset by expenses	20
Estimated impact of weather	(24)
Wholesale transmission revenue	(14)
Conservation incentive	(10)
Other, net	18
Total increase in electric revenues	$117

Electric Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increases (Minnesota)	$39
Non-fuel riders	30
Decoupling (weather portion - Minnesota)	24
Conservation program revenue, offset by expenses	20
Wholesale transmission revenue, net of costs	(28)
Estimated impact of weather	(24)
Conservation incentive	(10)
Total increase in electric margin	$51

Natural Gas Revenues and Margin

Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms. The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2017	2016
Natural gas revenues	$357	$314
Cost of natural gas sold and transported	(199)	(164)
Natural gas margin	$158	$150

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2017 vs. 2016
Purchased natural gas adjustment clause recovery	$34
Conservation program revenue, offset by expenses	4
Retail sales growth, excluding weather impact	3
Infrastructure and integrity riders	3
Other, net	(1)
Total increase in natural gas revenues	$43

Natural Gas Margin

(Millions of Dollars)	2017 vs. 2016
Conservation program revenue, offset by expenses	$4
Retail sales growth, excluding weather impact	3
Infrastructure and integrity riders	3
Other, net	(2)
Total increase in natural gas margin	$8

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $45.0 million, or 4.7 percent, for 2017 year-to-date. The decrease primarily relates to the timing of maintenance activities and the overhauls at various generation facilities and reduced expense for nuclear refueling outages, as summarized in the table below:

(Millions of Dollars)	2017 vs. 2016
Plant generation costs	$(19)
Nuclear plant operations and amortization	(17)
Transmission costs	(6)
Electric distribution costs	(3)
Employee benefits expense	4
Other, net	(4)
Total decrease in O&M expenses	$(45)

Conservation Program Expenses — Conservation program expenses increased $24.8 million, for 2017 year-to-date. The increase was due to higher recovery rates and additional customer participation in electric conservation programs. Conservation expenses are generally recovered in major jurisdictions concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization expense increased $79.4 million, or 17.9 percent, for 2017 year-to-date. The increase was primarily due to capital investments, including the Courtenay Wind Farm and prior year amortization of the excess depreciation reserve.

Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased $5.9 million, or 3.2 percent for 2017 year-to-date. The increase was primarily due to higher property taxes.

Interest Charges — Interest charges increased $4.5 million, or 2.7 percent, for 2017 year-to-date. The increase was related to higher debt levels to fund capital investments, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $35.3 million for the first nine months of 2017. The decrease was primarily due to net tax benefits related to an increase in wind production tax credits (PTCs) and the resolution of IRS appeals/audits. The ETR was 25.5 percent for 2017 year-to-date, compared with 31.7 percent for the same period in 2016. The lower ETR in 2017 was primarily due to the adjustments referenced above.

The wind PTCs largely flow back to customers through electric margin.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Public Utility Regulation included in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Wind Development — In July 2017, the MPUC approved NSP-Minnesota’s proposal to add 1,550 MW of new wind generation, including ownership of 1,150 MW of wind generation by NSP-Minnesota. In September 2017, NSP-Minnesota filed with the MPUC seeking approval to build and own the Dakota Range project, a 300 MW wind project in South Dakota. The project is projected to be placed into service by the end of 2021 to qualify for 80 percent of the PTC. NSP-Minnesota has requested that the MPUC approve the proposed wind project by March 2018.

These wind projects (with the exception of the Dakota Range project) would qualify for 100 percent of the PTC and are expected to provide billions of dollars of savings to NSP-Minnesota’s customers and substantial environmental benefits. Projected savings/benefits assume fuel costs and generation mix consistent with various commission approved resource plans.

The following table details these wind projects:

Project Name	Capacity (MW)	State	Estimated Year of Completion	Ownership/PPA	Regulatory Status
Freeborn	200	MN/IA	2020	NSP-Minnesota	Approved by MPUC
Blazing Star 1	200	MN	2019	NSP-Minnesota	Approved by MPUC
Blazing Star 2	200	MN	2020	NSP-Minnesota	Approved by MPUC
Lake Benton	100	MN	2019	NSP-Minnesota	Approved by MPUC
Foxtail	150	ND	2019	NSP-Minnesota	Approved by MPUC
Crowned Ridge	300	SD	2019	NSP-Minnesota	Approved by MPUC
Dakota Range	300	SD	2021	NSP-Minnesota	Pending MPUC Approval
Total Ownership	1,450

Crowned Ridge	300	SD	2019	PPA	Approved by MPUC
Clean Energy 1	100	ND	2019	PPA	Approved by MPUC
Total PPA	400
Total Wind Capacity	1,850

PPA Terminations and Amendments — In June and July 2017, NSP-Minnesota filed requests with the MPUC and/or the NDPSC for several initiatives including changes to four PPAs to reduce future costs for customers. These actions include the following:

•
The termination of a PPA with Benson Power LLC (Benson) for its 55 MW biomass facility in Benson, Minn., including the purchase and closure of the facility. The purchase of the Benson biomass facility requires FERC approval, which was requested in August 2017. The transaction would result in payments of $95 million to terminate the PPA and acquire the facility, as well as additional expenditures of approximately $26 million to temporarily operate then close the facility.

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

NSP-Minnesota has requested recovery of all costs associated with these changes through the Fuel Clause Adjustment (FCA), including a return on NSP-Minnesota’s total investment in the Benson transaction over the remaining life of the current PPA through 2028. NSP-Minnesota and NSP-Wisconsin will jointly request FERC approval to modify the Interchange Agreement to share a portion of the cost with NSP-Wisconsin. If approved, these actions together are intended to provide approximately $653 million in net cost savings to NSP System customers over the next 10 years.

Jurisdictional Cost Recovery Allocation — In December 2016, NSP-Minnesota filed a resource treatment framework with the NDPSC and MPUC. The filing proposed a framework to allow NSP-Minnesota’s operations in North Dakota and Minnesota to gradually become more independent of one another with respect to future generation resource selection while also identifying a path for cost sharing of current resources. NSP-Minnesota’s filing identified two options: a legal separation, creating a separate North Dakota operating company; or a pseudo-separation, which maintains the current corporate structure but directly assigns the costs and benefits of each resource to the jurisdiction that supports it. The annual costs for a legal separation and pseudo-separation are estimated to be approximately $3 million and $1 million, respectively. A one-time cost of approximately $10 million would also be incurred to establish a North Dakota operating company under legal separation. Costs are not expected to be incurred until 2020 and are anticipated to be recoverable through rates. The filing proposed a procedural schedule that considers an order in mid-2018. In October 2017, NDPSC staff filed testimony recommending no change to the current system of proxy pricing and policy-based disallowances claiming there is a likelihood of overall increased costs and potential loss of resource diversity. NSP-Minnesota’s rebuttal testimony is due Nov. 15, 2017 and hearings are scheduled in January 2018.

CapX2020 — The estimated cost of the five major CapX2020 transmission projects listed below was approximately $2 billion.  NSP-Minnesota and NSP-Wisconsin were responsible for approximately $1.04 billion of the total investment and the majority of this investment has occurred. The projects are as follows:

•
Hampton, Minn. to Rochester, Minn. to La Crosse, Wis. 161/345 kilovolt (KV) transmission lines — The final 161 KV and 345 KV segments of the project went into service in January 2016 and September 2016, respectively;

•	Brookings County, S.D. to Hampton, Minn. 345 KV transmission line — The project was placed in service in March 2015;

•	Bemidji, Minn. to Grand Rapids, Minn. 230 KV transmission line — The project was placed in service in September 2012;

•	Monticello, Minn. to Fargo, N.D. 345 KV transmission line — The final portion of the project was placed in service in April 2015; and

•	Big Stone South to Brookings County, S.D. 345 KV transmission line — The project was placed in service in September 2017.

Minnesota FCA — In October 2017, the MPUC voted to change the process in which utilities seek fuel cost recovery under the FCA in Minnesota.  Each month, utilities collect amounts equal to the baseline cost of energy set at the start of the plan year, as well as issue refunds or billings for the difference relative to the baseline costs. Under the new process, monthly variations to the baseline costs will be tracked and netted over a 12-month period. Subsequently, utilities can seek recovery of any overage.  The MPUC has requested additional compliance filings from all utilities outlining the details and timing of the proposed process.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. NSP-Minnesota’s next triennial nuclear decommissioning filing is expected to be submitted in the fourth quarter of 2017. See Note 12 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Nuclear Power Operations included in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 12 percent of its 2017 and approximately 59 percent of its 2018 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and sanctions against Russia. Alternate potential sources are expected to provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply to ensure that plant availability and reliability will not be negatively impacted in the near-term. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 31 percent of its average enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. NSP-Minnesota is closely following the progression of these events and will periodically assess if further actions are required to assure a secure supply of enriched nuclear material.

Separately, NSP-Minnesota has enriched nuclear fuel materials in process with Westinghouse Electric Corporation (Westinghouse). Westinghouse filed for Chapter 11 bankruptcy protection in March 2017. NSP-Minnesota owns materials in Westinghouse’s inventory and has contracts in place under which Westinghouse will provide certain services during an upcoming outage at PI. Westinghouse provided nuclear fuel assemblies for the upcoming PI outage under the current nuclear fuel fabrication contract. Westinghouse has indicated its intention to continue to perform under the arrangements. Based on Westinghouse’s stated intent and the interim financing secured to fund its on-going operations, NSP-Minnesota does not expect the bankruptcy to materially impact NSP-Minnesota’s operational or financial performance.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017 and June 30, 2017. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC ROE Policy — In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including two ROE complaints involving the MISO TOs, which includes NSP-Minnesota and NSP-Wisconsin. In April 2017, the D.C. Circuit vacated and remanded the June 2014 ROE order. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for the NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. The FERC has yet to act on the D.C. Circuit’s decision. See Note 5 to the consolidated financial statements for discussion of the D.C. Circuit’s decision and the impact on the MISO ROE Complaints.

Department of Energy (DOE) Grid Resiliency Notice of Proposed Rule (NOPR) — In September 2017, the DOE requested the FERC consider and adopt a Grid Resiliency and Pricing Rule to address threats to the U.S. electrical grid. The proposed DOE rule expands upon an August 2017 DOE grid study on the resiliency of the grid. Under the proposed rule, coal and nuclear generation facilities would qualify for full recovery of their costs, which includes a fair rate of return, if they meet the following criteria:

•	Are located within a FERC-approved organized wholesale market operated by an RTO or Independent System Operator;

•	Have 90 days of on-site fuel storage;

•	Provide essential energy and ancillary reliability services to the grid;

•	Are in compliance with all environmental mandates; and

•	Are not subject to cost-of-service regulation by any state or local authority.

If implemented as written, the coal and nuclear generation owned by NSP-Minnesota and NSP-Wisconsin are not expected to be eligible for wholesale cost recovery from MISO because the generation is subject to state cost-of-service regulation. This rule could impact utilities in MISO subject to cost-of-service regulation if they have to compensate other generation facilities who qualify for full recovery of their costs under the rule. Xcel Energy is evaluating the DOE proposal and plans to engage in the FERC stakeholder process. The FERC has indicated that they plan to take action within 60 days, as requested by the DOE. It is unclear how the FERC will respond to the DOE’s NOPR.

Minnesota State Right-Of-First Refusal (ROFR) Statute Complaint — In September 2017, LSP Transmission Holdings, LLC filed a complaint in the U.S. District Court in Minnesota against the Minnesota Attorney General, the MPUC and the DOC. The complaint was in response to NSP-Minnesota and ITC Midwest, LLC being assigned by MISO to jointly own a new 345 kilovolt transmission line that is planned to run from NSP-Minnesota’s Wilmarth Substation near Mankato, Minn. to ITC Midwest’s Huntley Substation in Minnesota south of Winnebago, Minn. The line is estimated to cost $108 million. The project was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute. The complaint challenges the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies are expected to answer the complaint in November 2017. NSP-Minnesota expects to intervene in the case. The timing and outcome of the litigation is uncertain.

North American Electric Reliability Corporation (NERC) Supply Chain Standards — In September 2017, NERC filed supply chain cyber security reliability standards with the FERC. These standards consider the FERC’s directives to address supply chain cyber security risk management for industrial control system hardware, software, computing and network services associated with electric grid operations. The proposed reliability standards focus on security objectives including software integrity and authenticity, vendor remote access protections, information system planning and vendor risk management. It is uncertain when the FERC will take action to approve or remand the proposed reliability standards. If approved by the FERC, the proposed reliability standards will become effective on the first calendar quarter that is 18 months after the effective date of the approval. NSP-Minnesota is in the process of developing plans in accordance with the requirements of the standards. The additional cost for compliance is anticipated to be recoverable through wholesale and retail rates.

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
4.01*
Supplemental Indenture dated as of Sept. 1, 2017 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor trustee, creating $600 million principal amount of 3.60 percent First Mortgage Bonds, Series due Sept. 15, 2047 (Exhibit 4.01 to Form 8-K dated Sept. 13, 2017 (file no. 001-31387)).

10.1*+
Fourth Amendment to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.1 to Form 10-Q of Xcel Energy for the quarter ended Sept. 30, 2017 (file no. 001-03034)).

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

Northern States Power Company (a Minnesota corporation)

Oct. 27, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)