Form 10-K
period 2017-12-31
NORTHERN STATES POWER CO
filed 2018-02-26
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 23, 2018, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 3, 2018. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I
Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
ASLB	Atomic Safety and Licensing Board
CFTC	Commodity Futures Trading Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPCA	Minnesota Pollution Control Agency
MPSC	Michigan Public Service Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
PSCW	Public Service Commission of Wisconsin
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
EIR	Environmental improvement rider
EPU	Extended power uprate
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
PGA	Purchased gas adjustment
RDF	Renewable development fund
RER	Renewable energy rider
RES	Renewable energy standard
SEP	State energy policy rider
TCR	Transmission cost recovery adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation

ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
C&I	Commercial and Industrial
CAA	Clean Air Act
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CO2	Carbon dioxide
CON	Certificate of need
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction work in progress
EGU	Electric generating unit
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
FTY	Forecast test year
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IRC	Internal Revenue Code
IRP	Integrated Resource Plan
ISFSI	Independent spent fuel storage installation
ITC	Investment tax credit
JOA	Joint operating agreement
LCM	Life cycle management
LLW	Low-level radioactive waste
LNG	Liquefied natural gas
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
MVP	Multi-value project
MYP	Multi-year plan
NAAQS	National Ambient Air Quality Standard
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract.
NAV	Net asset value
NOL	Net operating loss
NOV	Notice of violation
NOx	Nitrogen oxide
NYISO	New York Independent System Operator
O&M	Operating and maintenance
OCI	Other comprehensive income
PI	Prairie Island nuclear generating plant
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
R&E	Research and experimentation
REC	Renewable energy credit

ROE	Return on equity
RPS	Renewable portfolio standard
RTO	Regional Transmission Organization
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner

Measurements
Bcf	Billion cubic feet
GWh	Gigawatt hours
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

COMPANY OVERVIEW

NSP-Minnesota was incorporated in 2000 under the laws of Minnesota. NSP-Minnesota is a utility primarily engaged in the generation, purchase, transmission, distribution and sale of electricity in Minnesota, North Dakota and South Dakota. NSP-Minnesota also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in Minnesota and North Dakota. NSP-Minnesota provides electric utility service to approximately 1.5 million customers and natural gas utility service to approximately 0.5 million customers. Approximately 88 percent of NSP-Minnesota’s retail electric operating revenues were derived from operations in Minnesota during 2017 and 2016. Although NSP-Minnesota’s large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of NSP-Minnesota’s large commercial and industrial electric sales include: petroleum refining and related industries, food products and health services. For small commercial and industrial customers, significant electric retail sales include the following industries: real estate and educational services. Generally, NSP-Minnesota’s earnings contribute approximately 35 percent to 45 percent of Xcel Energy’s consolidated net income.

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

The wholesale customers served by NSP-Minnesota comprised approximately 14 percent of its total KWh sold in 2017.

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

ELECTRIC UTILITY OPERATIONS

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Minnesota’s operations are regulated by the MPUC, the NDPSC and the SDPUC within their respective states. The MPUC also has regulatory authority over security issuances, property transfers, mergers, dispositions of assets and transactions between NSP-Minnesota and its affiliates. In addition, the MPUC reviews and approves NSP-Minnesota’s IRPs for meeting customers’ future energy needs. The MPUC also certifies the need and siting for generating plants greater than 50 MW and transmission lines greater than 100 KV that will be located within the state. No large power plant or transmission line may be constructed in Minnesota except on a site or route designated by the MPUC. The NDPSC and SDPUC have regulatory authority over generation and transmission facilities, along with the siting and routing of new generation and transmission facilities in North Dakota and South Dakota, respectively.

NSP-Minnesota is subject to the jurisdiction of the FERC for its wholesale electric operations, hydroelectric licensing, accounting practices, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transfers and mergers, and natural gas transactions in interstate commerce. NSP-Minnesota is a transmission owning member of the MISO RTO and operates within the MISO RTO and MISO wholesale market. NSP-Minnesota and NSP-Wisconsin are jointly authorized by the FERC to make wholesale electric sales at market-based prices.

Fuel, Purchased Energy and Conservation Cost-Recovery Mechanisms — NSP-Minnesota has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•	CIP rider — Recovers the costs of conservation and demand-side management programs.

•	EIR — Recovers the costs of environmental improvement projects.

•	RDF — Allocates money collected from retail customers to support the research and development of emerging renewable energy projects and technologies.

•	RES — Recovers the cost of renewable generation in Minnesota.

•	RER — Recovers the cost of renewable generation in North Dakota.

•	SEP — Recovers costs related to various energy policies approved by the Minnesota legislature.

•	TCR — Recovers costs associated with investments in electric transmission and distribution grid modernization costs.

•	Infrastructure rider — Recovers costs for investments in generation and incremental property taxes in South Dakota.

NSP-Minnesota’s retail electric rates in Minnesota, North Dakota and South Dakota include a FCA for monthly billing adjustments to recover changes in prudently incurred costs of fuel related items and purchased energy. In general, capacity costs are recovered through base rates and are not recovered through the FCA. In addition, costs associated with MISO are generally recovered through either the FCA or base rates. In 2017, the MPUC voted to change the process in which utilities seek fuel cost recovery under the FCA in Minnesota to be implemented in July 2019. Under the new process, each month utilities would collect amounts equal to the baseline cost of energy set at the start of the plan year. Monthly variations to the baseline costs would be tracked and netted over a 12-month period. Subsequently, utilities would issue refunds above the baseline costs, and could seek recovery of any overage.

Minnesota state law requires NSP-Minnesota to invest two percent of its state electric revenues and half a percent of its state gas revenues in CIP. These costs are recovered through an annual cost-recovery mechanism for electric conservation and energy management program expenditures. Minnesota state law also requires NSP-Minnesota to submit a CIP plan at least every three years.

Capacity and Demand

Uninterrupted system peak demand for the NSP System’s electric utility for each of the last three years and the forecast for 2018, assuming normal weather conditions, is as follows:

	System Peak Demand (in MW)
	2017	2016	2015	2018 Forecast
NSP System	8,546	9,002	8,621	9,208

The peak demand for the NSP System typically occurs in the summer. The 2017 system peak demand for the NSP System occurred on July 17, 2017. The decline in peak load from 2016 to 2017 is in part due to considerably cooler weather in 2017. The 2018 forecast assumes normal peak day weather, which is warmer than actual 2017 peak day weather.

Energy Sources and Related Transmission Initiatives

The NSP System expects to use existing power plants, power purchases, CIP/DSM options, new generation facilities and expansion of existing power plants to meet its system capacity requirements.

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

NSP System Resource Plans — In January 2017, the MPUC approved NSP-Minnesota’s IRP that includes:

•	Retirement of Sherco Unit 2 in 2023 and Sherco Unit 1 in 2026. The resulting need for 750 MW of capacity in 2026 will be addressed in a future CON proceeding;

•	Acquisition of at least 1,000 MW of wind by 2019. The mix of purchased power and owned facilities was not specified;

•	Acquisition of 650 MW of solar by 2021 either through the community solar gardens program or other cost-effective resources. The mix of purchased power and owned facilities was not specified;

•	Acquisition of at least 400 MW of additional demand response by 2023, and a study of the technical and economic achievability of 1,000 MW of additional demand response in total by 2025; and

•	Achievement of at least 444 GWh of energy efficiency in all planning years.

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

Wind Development — In July 2017, the MPUC approved NSP-Minnesota’s proposal to add 1,550 MW of new wind generation including ownership of 1,150 MW of wind generation by NSP-Minnesota, which will help achieve NSP-Minnesota’s wind acquisition goal outlined in the IRP. In March 2017, NSP-Minnesota filed an Advanced Determination of Prudence with the NDPSC and reached a settlement with the NDPSC Staff. The timing of a NDPSC order is uncertain. These projects are expected to be completed by the end of 2020 and would qualify for 100 percent of the PTC. NSP-Minnesota’s total capital investment for these wind ownership projects is expected to be approximately $1.9 billion.

In September 2017, NSP-Minnesota filed with the MPUC seeking approval to build and own the Dakota Range project, a 300 MW wind project in South Dakota. The project is expected to be placed into service by the end of 2021 and qualify for 80 percent of the PTC. The DOC recommended the MPUC deny the petition on the basis that NSP-Minnesota did not follow the standard regulatory selection process of issuing a new RFP. However, the DOC acknowledged the Dakota Range project would benefit ratepayers and the MPUC could approve the project if it determines the public interest outweighs their concern about the regulatory selection process.

These wind projects are expected to provide significant savings to NSP-Minnesota’s customers and substantial environmental benefits. Projected savings/benefits assume fuel costs and generation mix consistent with various commission approved resource plans. NSP-Minnesota will provide supplemental filings to the MPUC in March 2018, which will estimate impacts of the TCJA on the wind projects.

PPA Terminations and Amendments — In 2017, NSP-Minnesota filed requests with the MPUC and the NDPSC for several initiatives including changes to four PPAs to reduce future costs for customers. These actions include the following:

•
The termination of a PPA with Benson Power LLC (Benson) for its 55 MW biomass facility in Benson, Minn., including the purchase and closure of the facility. The purchase of the Benson biomass facility requires FERC approval, which was requested in August 2017. The transaction would result in payments of $95 million to terminate the PPA and acquire the facility, as well as additional expenditures of approximately $26 million to temporarily operate and close the facility.

•
The termination of a PPA with Laurentian Energy Authority I, LLC (Laurentian) for its 35 MW of biomass facilities in Hibbing and Virginia, Minn. The termination of the Laurentian PPA would result in approximately $109 million of contract cancellation payments over six years.

•
The remaining two requested PPA changes involve a PPA extension of the Hennepin Energy Recovery Center (HERC) 34 MW waste-to-energy facility at a price reflective of current market conditions and termination of the Pine Bend 12 MW waste-to-energy PPA.

In November 2017, the MPUC approved NSP-Minnesota’s request to terminate the Pine Bend PPA but rejected its request to extend the HERC PPA.
In January 2018, the MPUC issued an order approving NSP-Minnesota’s petition to terminate the PPAs with Benson and Laurentian, as well as purchase and close the Benson biomass facility. All approved costs are expected to be recoverable through the FCA, including a return on NSP-Minnesota’s total investment in the Benson transaction through 2028. NSP-Minnesota also reached a settlement agreement with the NDPSC Staff which allows for the termination of the PPAs with Benson, Laurentian and Pine Bend, as well as the purchase and closure of the Benson biomass facility. The NDPSC is expected to issue an order on the settlement in the second quarter of 2018. NSP-Minnesota and NSP-Wisconsin will jointly request FERC approval to modify the Interchange Agreement to share a portion of the termination costs with NSP-Wisconsin.
These terminations and amendments are intended to provide in excess of $600 million in net cost savings to NSP System customers over the next 10 years.

Jurisdictional Cost Recovery Allocation — In December 2016, NSP-Minnesota filed a resource treatment framework with the NDPSC and MPUC. The filing proposed a framework to allow NSP-Minnesota’s operations in North Dakota and Minnesota to gradually become more independent of one another with respect to future generation resource selection while also identifying a path for cost sharing of current resources. NSP-Minnesota’s filing identified two options: a legal separation, creating a separate North Dakota operating company; or a pseudo-separation, which maintains the current corporate structure but directly assigns the costs and benefits of each resource to the jurisdiction that supports it. In October 2017, NDPSC staff filed testimony recommending no change to the current system of proxy pricing and policy-based disallowances claiming there is a likelihood of overall increased costs and potential loss of resource diversity. Hearings are planned for the second quarter of 2018.

Minnesota State Right-Of-First Refusal (ROFR) Statute Complaint — In September 2017, LSP Transmission Holdings, LLC filed a complaint in the U.S. District Court for the District of Minnesota (Minnesota District Court) against the Minnesota Attorney General, the MPUC and the DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line from near Mankato, Minn. to Winnebago, Minn. The line was estimated by MISO to cost $103 million. The project was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute. The complaint challenges the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. Oral arguments were heard in February 2018, and the matter is now pending before the Minnesota District Court. The timing and outcome of the litigation is uncertain.

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

NSP-Minnesota participates with regulators and in industry groups including the NRC, the Institute of Nuclear Power Operations and Utilities Service Alliance to stay informed of advancements in nuclear safety, mitigation strategies, performance and operational effectiveness. NSP-Minnesota applies this acquired knowledge by investing in technology and services that improve nuclear operations and detect, mitigate and protect NPS-Minnesota’s nuclear facilities.

NRC Regulation — The NRC regulates nuclear operations. Decisions by the NRC can significantly impact the operations of the nuclear generating plants. The costs of complying with NRC orders and requirements can affect both operating expenses and capital investments of the plants. NSP-Minnesota has obtained recovery of these compliance costs in customer rates, and expects future compliance costs will continue to be recoverable from customers.

Nuclear Regulatory Performance — The NRC has a Reactor Oversight Process that classifies U.S. nuclear reactors into various categories (referred to as Columns, from 1 to 5).  Issues are evaluated as either green, white, yellow, or red based on their safety significance, with green representing the least safety concern and red representing the most concern.

As of Dec. 31, 2017, Monticello and PI Units 1 and 2 were in Column 1 (licensee response) with all green performance indicators and no greater than green findings or violations. Plants in Column 1 are subject to only a pre-defined set of basic NRC inspections.

LLW Disposal — LLW from NSP-Minnesota’s Monticello and PI nuclear plants is currently disposed at the Clive facility located in Utah and the Waste Control Specialists facility located in Texas. If off-site LLW disposal facilities become unavailable, NSP-Minnesota has storage capacity available on-site at PI and Monticello that would allow both plants to continue to operate until the end of their current licensed lives.

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

Review of PI Costs — As part of NSP-Minnesota’s 2016 multi-year electric rate case and IRP the MPUC ordered an investigation into NSP-Minnesota’s PI nuclear investments. The issue was resolved for the 2016 multi-year electric rate case settlement; however the DOC is continuing to investigate costs of operation and performance at PI in anticipation of NSP-Minnesota’s 2019 resource plan.

Nuclear Spent Fuel Storage
NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and PI nuclear generating plants. As of Dec. 31, 2017, there were 40 casks loaded and stored at the PI plant and 16 canisters loaded and stored at the Monticello plant. An additional 24 casks for PI and 14 canisters for Monticello have been authorized by the State of Minnesota. This currently authorized storage capacity is sufficient to allow NSP-Minnesota to operate until the end of the operating licenses in 2030 for Monticello, 2033 for PI Unit 1, and 2034 for PI Unit 2. Authorizations for additional spent fuel storage capacity may be required at each site to support either continued operation or decommissioning if the federal government does not begin operation of a consolidated interim storage installation.

In 2013, NSP-Minnesota’s Monticello nuclear generating plant loaded and placed five storage canisters (canisters #11-15) in the ISFSI and a sixth canister (canister #16) was loaded but remained in the plant pending resolution of weld inspection issues.  Successful pressure and leak testing demonstrated the safety and integrity of all six canisters involved.  NSP-Minnesota took several actions to assure compliance with the NRC’s regulations and Monticello’s storage license.

In 2016, the NRC issued an order approving a settlement in which NSP-Minnesota agreed to a timeline for attaining compliance on all six canisters, as well as additional training and communications. During 2016, the NRC approved an exemption request for the completion of canister #16.  That canister is now considered in compliance, and was placed in the ISFSI during 2016.  In 2017, NSP-Minnesota submitted a plan and request to the NRC to restore Monticello canisters #11-15 to compliance through an exemption request.  NSP-Minnesota requested that the NRC grant the exemption by October 2018.

Costs attributable to Monticello canisters #11-15 achieving full regulatory compliance within five years are currently being evaluated.  No public safety issues have been raised, or are believed to exist, in this matter.

See Note 12 to the consolidated financial statements for further discussion regarding nuclear related items.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal (a)		Nuclear		Natural Gas		Weighted Average Owned Fuel Cost
NSP System Generating Plants	Cost	Percent	Cost	Percent	Cost	Percent
2017	$2.08	45%	$0.78	45%	$4.10	10%	$1.72
2016	2.03	42	0.80	44	3.30	14	1.67
2015	2.15	47	0.83	40	3.89	13	1.85

(a)	Includes refuse-derived fuel and wood.

See Items 1A and 7 for further discussion of fuel supply and costs.

Fuel Sources

Nuclear — NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. The contract strategy involves a portfolio of spot purchases and medium and long-term contracts for uranium concentrates, conversion services and enrichment services with multiple producers and with a focus on diversification to minimize potential impacts caused by supply interruptions due to geographical and world political issues.

•	Current nuclear fuel supply contracts cover 100 percent of uranium concentrates requirements through 2021 and approximately 57 percent of the requirements for 2022 through 2033;

•	Current contracts for conversion services cover 100 percent of the requirements through 2021 and approximately 50 percent of the requirements for 2022 through 2033; and

•	Current enrichment service contracts cover 100 percent of the requirements through 2025 and approximately 29 percent of the requirements for 2026 through 2033.

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

Coal — The NSP System normally maintains approximately 41 days of coal inventory. Coal supply inventories at Dec. 31, 2017 and 2016 were approximately 53 and 55 days of usage, respectively. Milder weather, purchase commitments and relatively low power and natural gas prices resulted in coal inventories being above optimal levels. NSP-Minnesota’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Wyoming and Montana. Coal requirements for the NSP System’s major coal-fired generating plants were approximately 8.0 million tons for 2017 and 7.5 million tons for 2016. Coal requirements for 2017 increased primarily due to slightly higher natural gas prices during the year. The estimated coal requirements for 2018 are approximately 8.3 million tons.

NSP-Minnesota and NSP-Wisconsin have contracted for coal supplies to provide 79 percent of their estimated coal requirements in 2018 and a declining percentage of the requirements in subsequent years. The NSP System’s general coal purchasing objective is to contract for approximately 75 percent of requirements for the first year, 40 percent of requirements in year two and 20 percent of requirements in year three. Remaining requirements will be filled through the procurement process or over-the-counter transactions.

NSP-Minnesota and NSP-Wisconsin have coal transportation contracts that provide for delivery of 100 and 25 percent of their coal requirements in 2018 and 2019, respectively. Coal delivery may be subject to interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

Natural gas — The NSP System uses both firm and interruptible natural gas supply in combustion turbines and certain boilers. Natural gas supplies, transportation and storage services for power plants are procured under contracts to provide an adequate supply of fuel. However, as natural gas primarily serves intermediate and peak demand, remaining forecasted requirements are able to be procured through a liquid spot market. Generally, natural gas supply contracts have variable pricing that is tied to various natural gas indices. Most transportation contract pricing is based on FERC approved transportation tariff rates. Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2017 and 2016, the NSP System did not have any commitments related to gas supply contracts; however commitments related to gas transportation and storage contracts were approximately $398 million and $382 million, respectively. Commitments related to gas transportation and storage contracts expire in various years from 2018 to 2037.

The NSP System also has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

The NSP System’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2017, the NSP System was in compliance with mandated RPS, which require generation from renewable resources of 25.0 percent and 12.9 percent of NSP-Minnesota and NSP-Wisconsin electric retail sales, respectively.

Renewable energy as a percentage of the NSP System’s total energy:

	2017	2016
Renewable	28.8%	26.1%
Wind	18.3	16.4
Hydroelectric	6.3	6.6
Biomass and solar	4.2	3.1

The NSP System also offers customer-focused renewable energy initiatives. Windsource® allows customers in Minnesota, Wisconsin and Michigan to purchase electricity from renewable sources. The number of customers utilizing Windsource increased to approximately 60,900 in 2017 from 54,000 in 2016.

Additionally, to encourage the growth of solar energy in Minnesota, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® and Made in Minnesota solar incentive programs. Over 2,800 PV systems with approximately 33.75 MW of aggregate capacity have been installed in Minnesota as of Dec. 31, 2017 and 2,000 PV systems with approximately 25.2 MW of aggregate capacity were installed as of Dec. 31, 2016. The Solar*Rewards® Community® program is another option made available to encourage use of solar energy in Minnesota. This program allows for offsite development of solar and bill credits to customers based on an approved tariffed rate.

Wind — The NSP System acquires the majority of its wind energy from PPAs. Currently, the NSP System has more than 130 of these agreements in place, with facilities ranging in size from under one MW to more than 200 MW. The NSP System owns and operates five wind farms which have the capacity to generate 852 MW.

•
The NSP System had approximately 2,600 MW of wind energy on its system at the end of 2017 and 2016. In addition to receiving purchased wind energy under these agreements, the NSP System typically receives wind RECs, which are used to meet state renewable resource requirements.

•
The average cost per MWh of wind energy under existing contracts was approximately $44 for 2017 and $43 for 2016. The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements and the year of contract execution. Generally, contracts executed in 2017 continued to benefit from improvements in technology, excess capacity among manufacturers and motivation to commence new construction prior to the anticipated expiration of the federal PTCs. In December 2015, the federal PTCs were extended through 2019 with a phase down on sites that began construction in 2017.

Hydroelectric — The NSP System acquires its hydroelectric energy from both owned generation and PPAs. The NSP System owns 20 hydroelectric plants throughout Wisconsin and Minnesota which provide approximately 263 MW of capacity. For 2017, PPAs provided approximately 34 MW of hydroelectric capacity. Additionally, the NSP System purchases approximately 850 MW of generation from Manitoba Hydro, which is sourced primarily from its fleet of hydroelectric facilities.

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

Xcel Energy, which includes NSP-Minnesota, attempts to mitigate the risk of regulatory penalties through formal training on prohibited practices and a compliance function that reviews interaction with the markets under FERC and CFTC jurisdictions. Public campaigns are conducted to raise awareness of the public safety issues of interacting with our electric systems. While programs to comply with regulatory requirements are in place, there is no guarantee the compliance programs or other measures will be sufficient to ensure against violations.

FERC Order, ROE Policy — In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including two ROE complaints involving the MISO TOs, which include NSP-Minnesota and NSP-Wisconsin. In April 2017, the District of Columbia Circuit (D.C. Circuit) vacated and remanded the June 2014 ROE order. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for the NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. The FERC has yet to act on the D.C. Circuit’s decision. See Note 10 to the consolidated financial statements for discussion of the D.C. Circuit’s decision and the impact on the MISO ROE Complaints.

DOE Grid Resiliency Notice of Proposed Rule (NOPR) — In September 2017, the DOE requested the FERC to consider and adopt a Grid Resiliency and Pricing Rule to address threats to the U.S. electrical grid. Under the proposed rule, coal and nuclear generation facilities would have to meet certain criteria to qualify for full recovery of their costs including a fair rate of return. In January 2018, the FERC rejected the DOE’s proposal, but alternatively initiated an inquiry into how RTOs and Independent System Operators address grid resilience. Efforts to resolve U.S. grid resilience issues may result from this proceeding and Xcel Energy plans to monitor and respond as necessary.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2017		2016		2015
Electric sales (Millions of KWh)
Residential	9,900		10,107		9,988
Large commercial and industrial	8,829		8,890		8,921
Small commercial and industrial	15,104		15,377		15,460
Public authorities and other	225		248		251
Total retail	34,058		34,622		34,620
Sales for resale	5,739		5,333		3,008
Total energy sold	39,797		39,955		37,628

Number of customers at end of period
Residential	1,306,825		1,296,852		1,284,986
Large commercial and industrial	557		555		551
Small commercial and industrial	156,386		155,865		155,039
Public authorities and other	7,774		7,368		7,122
Total retail	1,471,542		1,460,640		1,447,698
Wholesale	8		10		13
Total customers	1,471,550		1,460,650		1,447,711

Electric revenues (Thousands of Dollars)
Residential	$1,320,510		$1,310,204		$1,238,362
Large commercial and industrial	690,163		686,231		669,774
Small commercial and industrial	1,560,255		1,513,023		1,445,897
Public authorities and other	35,534		35,397		34,408
Total retail	3,606,462		3,544,855		3,388,441
Wholesale	161,601		124,894		69,918
Interchange revenues from NSP-Wisconsin	490,221		475,534		473,099
Other electric revenues	283,469		259,302		252,257
Total electric revenues	$4,541,753		$4,404,585		$4,183,715

KWh sales per retail customer	23,144		23,703		23,914
Revenue per retail customer	$2,451		$2,427		$2,341
Residential revenue per KWh	13.34	¢	12.96	¢	12.40	¢
Large commercial and industrial revenue per KWh	7.82		7.72		7.51
Small commercial and industrial revenue per KWh	10.33		9.84		9.35
Total retail revenue per KWh	10.59		10.24		9.79
Wholesale revenue per KWh	2.82		2.34		2.32

Energy Source Statistics

	Year Ended Dec. 31
	2017		2016		2015
NSP System	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Nuclear	14,167	30%	14,191	30%	12,425	27%
Coal	14,737	30	13,681	28	15,961	35
Wind (a)	8,893	18	7,897	16	6,235	14
Natural Gas	5,786	12	7,810	16	6,689	15
Hydroelectric	3,080	6	3,203	7	3,326	7
Other (b)	2,052	4	1,480	3	1,083	2
Total	48,715	100%	48,262	100%	45,719	100%

Owned generation	36,640	75%	36,381	75%	33,818	74%
Purchased generation	12,075	25	11,881	25	11,901	26
Total	48,715	100%	48,262	100%	45,719	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. The NSP System uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)
Includes energy from other sources, including solar, biomass, oil and refuse. Distributed generation from the Solar*Rewards program is not included, and was approximately 17, 21 and eight million net KWh for 2017, 2016, and 2015, respectively.

NATURAL GAS UTILITY OPERATIONS

Overview

NSP-Minnesota operates a natural gas local distribution company in three states, including Minnesota, South Dakota and North Dakota. The most significant developments in the natural gas operations of the utility subsidiaries are uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per residential and small C&I customer, as a result of improved building construction technologies, higher appliance efficiencies and conservation. From 2000 to 2017, average annual sales to the typical residential customer declined 18 percent, while sales to the typical small C&I customer declined 9 percent, each on a weather-normalized basis. Although wholesale price increases do not directly affect earnings because of natural gas cost-recovery mechanisms, high prices can encourage further efficiency efforts by customers.

The PHMSA

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas.  In April 2016, the PHMSA released proposed rules that address this verification requirement along with a number of other significant changes to gas transmission regulations.  These changes include requirements around use of automatic or remote-controlled shut-off valves, testing of certain previously untested transmission lines and expanding integrity management requirements. The Pipeline Safety Act also includes a maximum penalty for violating pipeline safety rules of $2 million per day for related violations.

PHMSA is currently working through the rule with its Pipeline Advisory Committee. Current estimates are the rule will likely go into effect in late 2018 or early 2019.

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

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply). The maximum daily send-out (firm and interruptible) for NSP-Minnesota was 893,062 MMBtu, which occurred on Dec. 26, 2017 and 800,232 MMBtu, which occurred on Jan. 18, 2016.

NSP-Minnesota purchases natural gas from independent suppliers, generally based on market indices that reflect current prices. The natural gas is delivered under transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of 640,489 MMBtu per day. In addition, NSP-Minnesota contracts with providers of underground natural gas storage services. These agreements provide storage for approximately 26 percent of winter natural gas requirements and 29 percent of peak day firm requirements of NSP-Minnesota.

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

NSP-Minnesota is required to file for a change in natural gas supply contract levels to meet peak demand, to redistribute demand costs among classes, or to exchange one form of demand for another. In February 2017, the MPUC approved NSP-Minnesota’s contract demand levels for the 2016 through 2017 heating season. Demand levels for the 2017 through 2018 heating season were filed with the MPUC in August 2017.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by NSP-Minnesota’s regulated retail natural gas distribution business:

2017	$3.89
2016	3.47
2015	4.07

The cost of natural gas in 2017 increased due to higher wholesale commodity prices.

NSP-Minnesota has firm natural gas transportation contracts with several pipelines, which expire in various years from 2018 through 2033.

NSP-Minnesota has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2017, NSP-Minnesota was committed to approximately $439 million in such obligations under these contracts.

NSP-Minnesota purchases firm natural gas supply utilizing long-term and short-term agreements from approximately 27 domestic and Canadian suppliers. This diversity of suppliers and contract lengths allows NSP-Minnesota to maintain competition from suppliers and minimize supply costs.

See Items 1A and 7 for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2017	2016	2015
Natural gas deliveries (Thousands of MMBtu)
Residential	38,365	35,592	36,810
Commercial and industrial	41,047	37,824	38,571
Total retail	79,412	73,416	75,381
Transportation and other	13,109	11,189	11,648
Total deliveries	92,521	84,605	87,029

Number of customers at end of period
Residential	470,255	465,745	460,949
Commercial and industrial	43,859	43,553	43,015
Total retail	514,114	509,298	503,964
Transportation and other	26	25	20
Total customers	514,140	509,323	503,984

Natural gas revenues (Thousands of Dollars)
Residential	$287,475	$261,572	$302,696
Commercial and industrial	221,627	193,995	234,201
Total retail	509,102	455,567	536,897
Transportation and other	22,818	11,826	8,238
Total natural gas revenues	$531,920	$467,393	$545,135

MMBtu sales per retail customer	154.46	144.15	149.58
Revenue per retail customer	$990	$894	$1,065
Residential revenue per MMBtu	7.49	7.35	8.22
Commercial and industrial revenue per MMBtu	5.40	5.13	6.07
Transportation and other revenue per MMBtu	1.74	1.06	0.71

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

EMPLOYEES

As of Dec. 31, 2017, NSP-Minnesota had 3,365 full-time employees and nine part-time employees, of which 2,106 were covered under collective-bargaining agreements. See Note 7 to the consolidated financial statements for further discussion.

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

Oversight of Risk and Related Processes

A key accountability of the Board of Directors is the oversight of material risk, and our Board of Directors employs an effective process for doing so. Management and the Board of Directors have responsibility for overseeing the identification and mitigation of key risks.

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

At a threshold level, NSP-Minnesota has developed a robust compliance program and promotes a culture of compliance, including tone at the top, which mitigates risk. The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups and overall business management to mitigate the risks inherent in the implementation of strategy. Building on this culture of compliance, management further mitigates risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of internal corporate areas such as internal audit, the corporate controller and legal services.

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

Overall, the Board of Directors approaches oversight, management and mitigation of risk as an integral and continuous part of its governance of NSP-Minnesota. Processes are in place to ensure appropriate risk oversight, as well as identification and consideration of new risks. The Board of Directors regularly reviews management’s key risk assessment informed by these processes, and analyzes areas of existing and future risks and opportunities.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain permits, licenses, and other approvals and to comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources). Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, shift generation to lower-emitting, but potentially more costly facilities, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance makes operation of the units no longer economical. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination.

We are also subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material effect on our results of operations. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates or other environmental requirements, it could have a material effect on our results of operations, financial position or cash flows.

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

We are subject to physical and financial risks associated with climate change and other weather, natural disaster and resource depletion impacts.

Climate change can create physical and financial risk. Physical risks from climate change can include changes in weather conditions, changes in precipitation and extreme weather events.

Our customers’ energy needs vary with weather conditions, primarily temperature and humidity. For residential customers, heating and cooling represent their largest energy use. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes may require us to invest in additional generating assets, transmission and other infrastructure to serve increased load. Decreased energy use due to weather changes may result in decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stress, including service interruptions. Weather conditions could also have an impact on our revenues. We buy and sell electricity depending upon system needs and market opportunities. Extreme weather conditions creating high energy demand may raise electricity prices, which would increase the cost of energy we provide to our customers.

Severe weather impacts our service territories, primarily when thunderstorms and associated flooding, tornadoes, wildfires and snow or ice storms occur. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. Changes in precipitation resulting in droughts or water shortages, whether caused by climate change or otherwise, could adversely affect our operations, principally our fossil generating units. A negative impact to water supplies due to long-term drought or water depletion conditions could adversely impact our ability to provide electricity to customers, as well as increase the price they pay for energy. We may not recover all costs related to mitigating these physical and financial risks.

Climate change may impact a region’s economic health, which could impact our revenues. Our financial performance is tied to the health of the regional economies we serve. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of GHG or additional environmental regulation could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment. We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory mechanisms approved in each jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time. While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent, which could result in cost disallowances, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs. Changes in the long-term cost-effectiveness or changes to the operating conditions of our assets may result in early retirements and while regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs leaving all or a portion of these asset costs stranded. Higher than expected inflation may increase costs of construction and operations. Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers. Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers, or these factors could cause us to exceed commitments made regarding cost caps and result in less than full recovery. Overall, management currently believes prudently incurred costs are generally recoverable given the existing regulatory mechanisms in place.

Adverse regulatory rulings or the imposition of additional regulations could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot be assured that any of our current ratings will remain in effect for any given period of time, or that a rating will not be lowered or withdrawn entirely by a rating agency. Significant events including a major disallowance of costs, significantly lower returns on equity or equity ratios or impacts of tax policy changes, among others, may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies. Any downgrade could lead to higher borrowing costs and could impact our ability to access capital markets. Also, we may enter into certain procurement and derivative contracts that require the posting of collateral or settlement of applicable contracts if credit ratings fall below investment grade.

We are subject to capital market and interest rate risks.

Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy. Capital market disruption events and resulting broad financial market distress could prevent us from issuing short term commercial paper, issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

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

Credit risk also includes the risk that various counterparties that owe us money or product will become insolvent and/or breach their obligations. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we could incur losses.

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

Federal tax law may significantly impact our business.

NSP-Minnesota collects through regulated rates its estimated federal, state and local tax payments. There are a number of provisions in federal tax law designed to incentivize capital investments which have benefited our customers by keeping our utility subsidiaries’ rates lower than rates calculated without such provisions. Examples include the use of accelerated depreciation for most of our capital investments, PTCs for wind energy, ITCs for solar energy and R&E tax credits and deductions. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Changes to tax depreciable lives and the value of various tax credits could change the economics of resources and our resource selections. While regulation allows us to incorporate changes in tax law into the rate-setting process, there could be timing delays before regulated rates provide for realization of the tax changes in revenues. In addition, certain IRS tax policies such as the requirement to utilize normalization may impact our ability to economically deliver certain types of resources relative to market prices.

Operational Risks

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

Most electric utility investments are long-lived and are planned to be used for decades. Transmission and generation investments typically have long lead times, and therefore are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. The electric utility sector is undergoing a period of significant change. For example, public policy has driven increases in appliance and lighting efficiency and energy efficient buildings, wider adoption and lower cost of renewable generation and distributed generation, including community solar gardens and customer-sited solar, shifts away from coal generation to decrease CO2 emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. Over time, customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources as well as stranded costs if NSP-Minnesota is not able to fully recover the costs and investments. These changes also introduce additional uncertainty into long-term planning which gives rise to a risk that the magnitude and timing of resource additions and growth in customer demand may not coincide, and that the preference for the types of additions may change from planning to execution. In addition, we are also subject to longer-term availability of the natural resource inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.

The resource plans reviewed and approved by our state regulators assume continuation of the traditional utility cost of service model under which utility costs are recovered from customers as they receive the benefit of service. NSP-Minnesota is engaged in significant and ongoing infrastructure investment programs to accommodate renewable distributed generation and to maintain high system reliability. Changing customer expectations and changing technologies are requiring significant investments in advanced grid infrastructure. This also increases the exposure to potential outdating of technologies and the resultant risks. NSP-Minnesota is also investing in renewable and natural gas-fired generation to reduce our CO2 emissions profile. The inability of coal mining companies to attract capital could disrupt longer-term supplies. Early plant retirements that may result from these changes could expose us to premature financial obligations, which could result in less than full recovery of all remaining costs. Both decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation puts downward pressure on load growth. This could lead to under recovery of costs, excess resources to meet customer demand and increases in electric rates. Finally, multiple states served by a single system may not agree as to the appropriate resource mix and the differing views may lead to costs incurred to comply with one jurisdiction that are not recoverable across all of the jurisdictions served by the same assets.

We are subject to the risks of nuclear generation.

Our two nuclear stations, PI and Monticello, subject us to the risks of nuclear generation, which include:

•
The risks associated with use of radioactive material in the production of energy, the management, handling, storage and disposal and the current lack of a long-term disposal solution for radioactive materials;

•
Limitations on the amounts and types of insurance available to cover losses that might arise in connection with nuclear operations, as well as obligations to contribute to an insurance pool in the event of damages at a covered U.S. reactor; and

•
Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives. For example, similar to pensions, interest rate and other assumptions regarding decommissioning costs may change based on economic conditions and changes in the expected life of the asset may cause our funding obligations to change.

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

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. In many markets in which we operate, emission allowances and/or renewable energy credits are also needed to comply with various statutes and commission rulings associated with energy transactions. As a result we are subject to market supply and commodity price risk. Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting). Actual settlements can vary significantly from estimated fair values recorded, and significant changes from the assumptions underlying our fair value estimates could cause earnings variability.

If we encounter market supply shortages or our suppliers are otherwise unable to meet their contractual obligations, we may be unable to fulfill our contractual obligations to our customers at previously anticipated costs. Therefore, a significant disruption could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Any significantly higher energy or fuel costs relative to corresponding sales commitments could have a negative impact on our cash flows and potentially result in economic losses. Potential market supply shortages may not be fully resolved through alternative supply sources and may cause short-term disruptions in our ability to provide electric and/or natural gas services to our customers. The impact of these cost and reliability issues depends on our operating conditions such as generation fuels mix, availability of water for cooling, availability of fuel transportation including rail shipments of coal, electric generation capacity, transmission, natural gas pipeline capacity, etc. Failure to provide service due to disruptions could also result in fines, penalties or cost disallowances through the regulatory process.

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

As of Dec. 31, 2017, Xcel Energy Inc. and its utility subsidiaries had approximately $14.5 billion of long-term debt and $1.3 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees. As of Dec. 31, 2017, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $19 million and immaterial exposure. Xcel Energy also had additional guarantees of $53 million at Dec. 31, 2017 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc. In 2017, 2016 and 2015 we paid $507 million, $396 million and $259 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Minnesota is imposed by our state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio. See Item 5 for further discussion on dividend limitations.

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

In 2015, the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries (“nationally determined contributions”), with a goal of holding the increase in global average temperature to below 2o Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5o Celsius. If implemented, the Paris Agreement could result in future additional GHG reductions in the United States. On June 21, 2017, President Trump announced that the U.S. would withdraw from the Paris Agreement. Such a withdrawal, under terms of the Agreement, becomes effective in four years. Many state and local government entities, however, have indicated that they intend to pursue GHG mitigation with a goal of achieving the GHG reductions in the United States anticipated by the Paris Agreement.

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

Some states and localities have indicated a desire to continue to pursue climate policies even in the absence of federal mandates. All of the steps that NSP-Minnesota has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies. While those actions likely would have put NSP-Minnesota in a good position to meet federal standards under the CPP or the Paris Agreement, repeal of these policies would not impact those state-endorsed actions and plans.

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

Our operations are affected by local, national and worldwide economic conditions. Growth in our customer base is correlated with economic conditions. While the number of customers is growing, sales growth is relatively modest due to an increased focus on energy efficiency including federal standards for appliance and lighting efficiency and distributed generation, primarily solar PV. Instability in the financial markets also may affect the cost of capital and our ability to raise capital, which is discussed in the capital market risk factor section above.

Economic conditions may be impacted by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.

Further, worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies. We operate in a capital intensive industry, and federal policy on trade could significantly impact the costs of the materials we use. We may be at risk for higher than anticipated inflation both with respect to our own workforce, as well as our materials and labor that we contract for with others. There may be delays before these higher costs can be recovered in rates.

Our operations could be impacted by war, acts of terrorism, threats of terrorism or disruptions in normal operating conditions due to localized or regional events.

Our generation plants, fuel storage facilities, transmission and distribution facilities and information and control systems may be targets of terrorist activities. Any such disruption could impact operations or result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition and results of operations. The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have already incurred increased costs for security and capital expenditures in response to these risks. In addition, we may experience additional capital and operating costs to implement security for our plants, including our nuclear power plants under the NRC’s design basis threat requirements. We have also already incurred increased costs for compliance with NERC reliability standards associated with critical infrastructure protection. In addition, we may experience additional capital and operating costs to comply with the NERC critical infrastructure protection standards as they are implemented and clarified.

The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, as well as our brand and reputation. Because our generation, the transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (such as severe storm, severe temperature extremes, wildfires, solar storms, generator or transmission facility outage, breakdown or failure of equipment, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

The degree to which we are able to maintain day-to-day operations in response to unforeseen events will in part determine the financial impact of certain events on our financial condition and results. It is difficult to predict the magnitude of such events and associated impacts.

A cyber incident or cyber security breach could have a material effect on our business.

We operate in an industry that requires the continued operation of sophisticated information technology and control systems and network infrastructure. In addition, we use our systems and infrastructure to create, collect, use, disclose, store, dispose of and otherwise process sensitive information, including company data, customer energy usage data, and personal information regarding customers, employees and their dependents, contractors and other individuals.

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems (such as information about our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has begun to see an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or exposing us to liability. Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business. Our supply chain for procurement of digital equipment may expose software or hardware to these risks and could result in a breach or significant costs of remediation. In addition, such an event would likely receive regulatory scrutiny at both the federal and state level. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

We maintain security measures designed to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cyber security incidents, including the resulting disability, or failures of assets or unauthorized access to assets or information. If our technology systems were to fail or be breached, or those of our third-party service providers, we may be unable to fulfill critical business functions, including effectively maintaining certain internal controls over financial reporting. We are unable to quantify the potential impact of cyber security incidents on our business, our brand, and our reputation. The cyber security threat is dynamic and evolves continually, and our efforts to prioritize network monitoring may not be effective given the constant changes to threat vulnerability.

Rising energy prices could negatively impact our business.

Although commodity prices are currently relatively low, if fuel costs increase, customer demand could decline and bad debt expense may rise, which could have a material impact on our results of operations. While we have fuel clause recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows. Low fuel costs could have a positive impact on sales, though low oil and natural gas prices could negatively impact oil and gas production activities and subsequently our sales volumes and revenue. We are unable to predict future prices or the ultimate impact of such prices on our results of operations or cash flows.

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
We rely on third party contractors with specific qualifications to perform work both for ongoing operations and maintenance and for capital construction. We have contractual arrangements with these contractors which typically include performance standards, progress payments, insurance requirements and security for performance. Cyber security breaches seen in the news have at times exploited third party equipment or software in order to gain access. Poor vendor performance could impact on going operations, restoration operations, our reputation and could introduce financial risk or risks of fines.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2017 Net Dependable Capability (MW)
Steam:
A.S. King-Bayport, Minn., 1 Unit	Coal	1968	511
Sherco-Becker, Minn.
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682
Unit 3	Coal	1987	517	(a)
Monticello-Monticello, Minn., 1 Unit	Nuclear	1971	617
PI-Welch, Minn.
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/Refuse-derived fuel	Various	36	(b)
Combustion Turbine:
Angus Anson-Sioux Falls, S.D., 3 Units	Natural Gas	1994-2005	327
Black Dog-Burnsville, Minn., 2 Units	Natural Gas	1987-2002	282
Blue Lake-Shakopee, Minn., 6 Units	Natural Gas	1974-2005	453
High Bridge-St. Paul, Minn., 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, Minn., 6 Units	Natural Gas	1972	282
Riverside-Minneapolis, Minn., 3 Units	Natural Gas	2009	454
Various locations, 14 Units	Natural Gas	Various	67
Wind:
Border-Rolette County, N.D., 75 Units	Wind	2015	148	(c)
Courtenay Wind, N.D., 100 Units	Wind	2016	195	(c)
Grand Meadow-Mower County, Minn., 67 Units	Wind	2008	101	(c)
Nobles-Nobles County, Minn., 134 Units	Wind	2010	201	(c)
Pleasant Valley-Mower County, Minn., 100 Units	Wind	2015	196	(c)
		Total	7,319

(a)	Based on NSP-Minnesota’s ownership of 59 percent.

(b)	Refuse-derived fuel is made from municipal solid waste.

(c)	This capacity is only available when wind conditions are sufficiently high enough to support the noted generation values above. Therefore, the on-demand net dependable capacity is zero.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2017:

Conductor Miles
500 KV	2,917
345 KV	9,040
230 KV	2,157
161 KV	417
115 KV	7,515
Less than 115 KV	85,458

NSP-Minnesota had 349 electric utility transmission and distribution substations at Dec. 31, 2017.

Natural gas utility mains at Dec. 31, 2017:

Miles
Transmission	136
Distribution	11,320

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

NSP-Minnesota’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay to Xcel Energy Inc., the holder of its common stock. Even with this restriction, NSP-Minnesota could have paid more than $1.9 billion and $1.7 billion in additional cash dividends on common stock as of Dec. 31, 2017 and 2016, respectively.

In addition, NSP-Minnesota has dividend restrictions imposed by FERC rules and state regulatory commissions:

•
Dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

•
The most restrictive dividend limitation for NSP-Minnesota is imposed by its state regulatory commissions. NSP-Minnesota’s state regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc. by requiring an equity-to-total capitalization ratio between 47.2 percent and 57.6 percent. NSP-Minnesota’s equity-to-capitalization ratio was 52.1 percent at Dec. 31, 2017 and $1.1 billion in retained earnings was not restricted. Total capitalization for NSP-Minnesota was $10.4 billion at Dec. 31, 2017, which did not exceed the limits imposed by the commissions of $11.2 billion.

See Note 4 to the consolidated financial statements for further discussion of NSP-Minnesota’s dividend policy.

The dividends declared during 2017 and 2016 were as follows:

(Thousands of Dollars)	2017	2016
First quarter	$85,687	$82,228
Second quarter	88,018	80,484
Third quarter	243,461	159,684
Fourth quarter	98,687	89,428

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements, including the TCJA’s impact to NSP-Minnesota and its customers as well as assumptions and other statements identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions.  Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017 (including risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K and Exhibit 99.01 hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

Results of Operations

NSP-Minnesota’s net income was approximately $490 million for 2017, compared with approximately $489 million for 2016. The increase in earnings, driven by higher electric and natural gas margins, a lower ETR and reduced O&M expenses, was partially offset by higher depreciation expenses and property taxes.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas, coal and uranium used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

(Millions of Dollars)	2017	2016
Electric revenues	$4,542	$4,405
Electric fuel and purchased power	(1,627)	(1,543)
Electric margin	$2,915	$2,862

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2017 vs. 2016
Retail rate increases (Minnesota)	$49
Trading	34
Non-fuel riders	21
Decoupling (weather portion - Minnesota)	18
Conservation program revenues, offset by expenses	16
Interchange revenues from NSP-Wisconsin	15
Fuel and purchased power cost recovery	14
Estimated impact of weather	(16)
Conservation incentive	(14)
Total increase in electric revenues	$137

Electric Margin

(Millions of Dollars)	2017 vs. 2016
Retail rate increases (Minnesota)	$49
Non-fuel riders	21
Decoupling (weather portion - Minnesota)	18
Conservation program revenues, offset by expenses	16
Wholesale transmission revenue, net of costs	(29)
Estimated impact of weather	(16)
Conservation incentive	(14)
Other, net	8
Total increase in electric margin	$53

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

(Millions of Dollars)	2017	2016
Natural gas revenues	$532	$467
Cost of natural gas sold and transported	(302)	(253)
Natural gas margin	$230	$214

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2017 vs. 2016
Purchased natural gas adjustment clause recovery	$48
Conservation program revenue, offset by expenses	5
Infrastructure and integrity riders	5
Retail sales growth, excluding weather impact	4
Other, net	3
Total increase in natural gas revenues	$65

Natural Gas Margin

(Millions of Dollars)	2017 vs. 2016
Conservation program revenues, offset by expenses	$5
Infrastructure and integrity riders	5
Retail sales growth, excluding weather impact	4
Other, net	2
Total increase in natural gas margin	$16

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $33 million, or 2.6 percent, for 2017 compared with 2016. The significant changes are summarized in the table below:

(Millions of Dollars)	2017 vs. 2016
Nuclear plant operations and amortization (a)	$(27)
Plant generation costs (b)	(8)
Employee benefits expense	4
Other, net	(2)
Total decrease in O&M expenses	$(33)

(a)	Nuclear plant operations and amortization expenses are lower mostly due to reduced refueling outage costs and operating efficiencies.

(b)	Plant generation costs decreased as a result of lower expenses associated with planned outages and overhauls at a number of generation facilities.

Conservation Program Expenses — Conservation program expenses increased $22 million, or 22.6 percent, for 2017 compared with 2016. The increase was due to higher recovery rates and additional customer participation in electric conservation programs. Conservation expenses are generally recovered concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization expense increased $104 million, or 17.4 percent, for 2017 compared with 2016. The increase was primarily due to prior year amortization of the excess depreciation reserve and capital investments, including the Courtenay Wind Farm.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $7 million, or 3.0 percent, for 2017 compared with 2016. The increase was primarily due to higher property taxes.

Income Taxes — Income tax expense decreased $25 million for 2017 compared with 2016. The decrease was primarily driven by lower pretax earnings, increased wind PTCs and a net tax benefit related to the resolution of appeals/audits in 2017. The wind PTCs flow back to customers through NSP-Minnesota’s fuel clause and riders. The decrease was partially offset by the estimated one-time, non-cash, income tax expense recognized in the fourth quarter related to the TCJA (see Note 6). The ETR was 28.9 percent for 2017 compared with 31.5 percent for 2016. The lower ETR in 2017 was primarily due to the adjustments referenced above.

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

NSP-Minnesota is exposed to the impact of adverse changes in price for energy and energy related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, when necessary, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While NSP-Minnesota expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose NSP-Minnesota to some credit and non-performance risk.

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

Commodity Price Risk — NSP-Minnesota is exposed to commodity price risk in its electric and natural gas operations. Commodity price risk is managed by entering into short- and long-term physical purchase and sales contracts for electric capacity, energy and energy-related products and for various fuels used in generation and distribution activities. Commodity price risk is also managed through the use of financial derivative instruments. NSP-Minnesota’s risk management policy allows it to manage commodity price risk within each rate-regulated operation per commission approved hedge plans.

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

At Dec. 31, 2017, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$3,452	$3,949	$3,108	$—	$10,509

	Options
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	1	$(40)	$—	$—	$—	$(40)
NSP-Minnesota	2	—	3,947	1,316	—	5,263
		$(40)	$3,947	$1,316	$—	$5,223

1 — Prices actively quoted or based on actively quoted prices.
2 — Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms for the years ended Dec. 31 were as follows:

(Thousands of Dollars)	2017	2016
Fair value of commodity trading net contract assets outstanding at Jan. 1	$9,959	$10,928
Contracts realized or settled during the period	(3,718)	(4,219)
Commodity trading contract additions and changes during the period	9,491	3,250
Fair value of commodity trading net contract assets outstanding at Dec. 31	$15,732	$9,959

At Dec. 31, 2017, a 10 percent increase in market prices for commodity trading contracts would decrease pretax income by approximately $0.2 million, whereas a 10 percent decrease would increase pretax income by approximately $0.2 million. At Dec. 31, 2016, a 10 percent increase in market prices for commodity trading contracts would decrease pretax income by approximately $0.2 million, whereas a 10 percent decrease would increase pretax income by approximately $0.2 million.

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

The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2017	$0.18	$3.00	$0.21	$0.66	$0.04
2016	0.09	3.00	0.16	0.38	0.05

Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 58 percent of its 2018 and approximately 24 percent of its 2019 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and sanctions against Russia. Alternate potential sources are expected to provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply to ensure that plant availability and reliability will not be negatively impacted in the near-term. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 35 percent of its average enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. NSP-Minnesota is closely following the progression of these events and will periodically assess if further actions are required to assure a secure supply of enriched nuclear material.

Separately, NSP-Minnesota has enriched nuclear fuel materials in process with Westinghouse Electric Corporation (Westinghouse). Westinghouse filed for Chapter 11 bankruptcy protection in March 2017. NSP-Minnesota owns materials in Westinghouse’s inventory and has contracts in place under which Westinghouse will provide certain services during an upcoming outage at Prairie Island (PI). Westinghouse will provide nuclear fuel assemblies for the upcoming PI outage under the current nuclear fuel fabrication contract. Westinghouse has indicated its intention to continue to perform under the arrangements. Based on Westinghouse’s stated intent and the interim financing secured to fund its on-going operations, NSP-Minnesota does not expect the bankruptcy to materially impact NSP-Minnesota’s operational or financial performance. Westinghouse announced on Jan. 4, 2018 it has agreed to be acquired by Brookfield Business Partners LP and other institutional partners. Brookfield’s acquisition of Westinghouse is expected to close in the third quarter of 2018, subject to bankruptcy court and regulatory approvals. NSP-Minnesota will continue to monitor the Westinghouse acquisition process.

Interest Rate Risk — NSP-Minnesota is subject to the risk of fluctuating interest rates in the normal course of business. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Dec. 31, 2017 and 2016, a 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact annual pretax interest expense by approximately $1.1 million and $0.9 million, respectively. See Note 9 to the consolidated financial statements for a discussion of NSP-Minnesota’s interest rate derivatives.

NSP-Minnesota also maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. At Dec. 31, 2017, the fund was invested in a diversified portfolio of cash equivalents, debt securities, equity securities, and other investments. These investments may be used only for activities related to nuclear decommissioning. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any other-than-temporary impairments, are deferred as a component of the regulatory asset for nuclear decommissioning. Since the accounting for nuclear decommissioning recognizes that costs are recovered through rates, fluctuations in equity prices or interest rates affecting the nuclear decommissioning fund do not have a direct impact on earnings.

Credit Risk — NSP-Minnesota is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. NSP-Minnesota maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2017, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $6.9 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $2.6 million. At Dec. 31, 2016, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $9.0 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $19.0 million.

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

Commodity Derivatives — NSP-Minnesota continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2017. NSP-Minnesota also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities. The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at Dec. 31, 2017.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of FTRs, as well as forward and option contracts that are long-term in nature or relate to inactive delivery locations. Level 3 commodity derivative assets and liabilities represent 1.0 percent and 1.1 percent of gross assets and liabilities, respectively, measured at fair value at Dec. 31, 2017.

Determining the fair value of FTRs requires numerous management forecasts that vary in observability, including various forward commodity prices, retail and wholesale demand, generation and resulting transmission system congestion. Given the limited observability of management’s forecasts for several of these inputs, these instruments have been assigned a Level 3. Level 3 commodity derivatives assets and liabilities included $17.6 million and $0.4 million of estimated fair values, respectively, for FTRs held at Dec. 31, 2017.

Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts for inactive delivery locations and for contracts that extend to periods beyond those readily observable on active exchanges or quoted by brokers. When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3. There were $5.3 million in Level 3 commodity derivative assets and no liabilities for options held at Dec. 31, 2017. There were $0.2 million Level 3 commodity derivative assets and no liabilities for forwards held at Dec. 31, 2017.

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

In 2016, NSP-Minnesota implemented the general ledger modules, as well as initiated deployment of work management systems modules, of a new enterprise resource planning system. NSP-Minnesota implemented additional work management systems modules in 2017. NSP-Minnesota does not believe this implementation had an adverse effect on its internal control over financial reporting.

NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2017, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ ROBERT C. FRENZEL
Ben Fowke	Robert C. Frenzel
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 23, 2018	Feb. 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Northern States Power Company, a Minnesota corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Minnesota corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 23, 2018

We have served as the Company’s auditor since 2002.

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (amounts in thousands)

	Year Ended Dec. 31
	2017	2016	2015
Operating revenues
Electric, non-affiliates	$4,051,532	$3,929,051	$3,710,616
Electric, affiliates	490,221	475,534	473,099
Natural gas	531,920	467,393	545,135
Other	28,354	28,309	27,956
Total operating revenues	5,102,027	4,900,287	4,756,806

Operating expenses
Electric fuel and purchased power	1,626,879	1,542,619	1,583,620
Cost of natural gas sold and transported	301,784	252,842	331,982
Cost of sales — other	18,084	19,951	18,243
Operating and maintenance expenses	1,213,091	1,245,788	1,212,507
Conservation program expenses	120,068	97,936	70,938
Depreciation and amortization	700,637	596,658	479,342
Taxes (other than income taxes)	253,514	246,018	229,602
Loss on Monticello life cycle management/extended power uprate project	—	—	124,226
Total operating expenses	4,234,057	4,001,812	4,050,460

Operating income	867,970	898,475	706,346

Other income, net	5,663	1,032	446
Allowance for funds used during construction — equity	29,514	27,732	26,819

Interest charges and financing costs
Interest charges — includes other financing costs of $7,290, $7,149 and $6,710 respectively	228,401	226,547	208,763
Allowance for funds used during construction — debt	(15,055)	(12,571)	(12,725)
Total interest charges and financing costs	213,346	213,976	196,038

Income before income taxes	689,801	713,263	537,573
Income taxes	199,680	224,519	180,734
Net income	$490,121	$488,744	$356,839

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in thousands)

	Year Ended Dec. 31
	2017	2016	2015
Net income	$490,121	$488,744	$356,839

Other comprehensive income (loss)

Pension and retiree medical benefits:
Net pension and retiree medical benefits losses arising during the period, net of tax of $(391), $(455) and $(731), respectively	(566)	(661)	(1,061)
Amortization of losses (gains) included in net periodic benefit cost, net of tax of $93, $59 and $(15), respectively	145	77	(25)
	(421)	(584)	(1,086)
Derivative instruments:
Net fair value increase (decrease), net of tax of $58, $3 and $(27), respectively	85	5	(39)
Reclassification of losses to net income, net of tax of $602, $619 and $600, respectively	931	877	858
	1,016	882	819

Other comprehensive income (loss)	595	298	(267)
Comprehensive income	$490,716	$489,042	$356,572

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in thousands)

	Year Ended Dec. 31
	2017	2016	2015
Operating activities
Net income	$490,121	$488,744	$356,839
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	706,963	602,884	485,121
Nuclear fuel amortization	114,362	116,982	106,424
Deferred income taxes	193,172	196,212	206,836
Amortization of investment tax credits	(1,648)	(1,663)	(1,729)
Allowance for equity funds used during construction	(29,514)	(27,732)	(26,819)
Provision for bad debts	15,683	15,043	14,420
Loss on Monticello life cycle management/extended power uprate project	—	—	124,226
Net realized and unrealized hedging and derivative transactions	(2,784)	3,729	16,075
Other, net	(1,122)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(29,825)	(53,050)	66,539
Accrued unbilled revenues	(18,126)	(32,488)	24,485
Inventories	7,641	(1,115)	(53,468)
Other current assets	(25,274)	(16,990)	23,303
Accounts payable	46,525	24,075	(39,696)
Net regulatory assets and liabilities	(36,447)	46,906	(6,459)
Other current liabilities	(71,801)	19,084	77,998
Pension and other employee benefit obligations	(56,653)	(42,348)	(22,265)
Change in other noncurrent assets	5,510	(7,701)	(219)
Change in other noncurrent liabilities	(34,084)	(25,572)	(31,764)
Net cash provided by operating activities	1,272,699	1,305,000	1,319,847

Investing activities
Utility capital/construction expenditures	(1,016,683)	(1,204,537)	(1,854,878)
Allowance for equity funds used during construction	29,514	27,732	26,819
Proceeds from insurance recoveries	—	—	27,237
Purchases of investment securities	(1,690,530)	(506,298)	(1,257,924)
Proceeds from the sale of investment securities	1,668,910	478,866	1,236,873
Investments in utility money pool arrangement	(122,000)	(747,500)	(385,900)
Repayments from utility money pool arrangement	122,000	747,500	385,900
Other, net	(3,516)	(1,043)	(2,662)
Net cash used in investing activities	(1,012,305)	(1,205,280)	(1,824,535)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(65,000)	(138,000)	81,000
Borrowings under utility money pool arrangement	838,000	424,000	294,500
Repayments under utility money pool arrangement	(753,000)	(424,000)	(294,500)
Proceeds from issuance of long-term debt	585,248	342,503	587,545
Repayments of long-term debt, including reacquisition premiums	(507,865)	(11)	(250,013)
Capital contributions from parent	145,003	96,672	347,304
Dividends paid to parent	(506,594)	(395,894)	(259,140)
Net cash (used in) provided by financing activities	(264,208)	(94,730)	506,696

Net change in cash and cash equivalents	(3,814)	4,990	2,008
Cash and cash equivalents at beginning of period	47,595	42,605	40,597
Cash and cash equivalents at end of period	$43,781	$47,595	$42,605

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(214,223)	$(201,408)	$(185,170)
Cash (paid) received for income taxes, net	(70,927)	(39,002)	53,243
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$74,166	$103,459	$111,675

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in thousands, except share and per share data)

	Dec. 31
	2017	2016
Assets
Current assets
Cash and cash equivalents	$43,781	$47,595
Accounts receivable, net	345,110	329,481
Accounts receivable from affiliates	48,494	49,355
Accrued unbilled revenues	277,716	259,590
Inventories	337,712	345,192
Regulatory assets	276,392	186,266
Derivative instruments	25,230	22,028
Prepaid taxes	79,145	56,083
Prepayments and other	43,682	41,923
Total current assets	1,477,262	1,337,513

Property, plant and equipment, net	13,033,612	13,300,793

Other assets
Nuclear decommissioning fund and other investments	2,192,344	1,905,059
Regulatory assets	1,190,429	1,245,151
Derivative instruments	28,102	24,678
Other	4,142	9,086
Total other assets	3,415,017	3,183,974
Total assets	$17,925,891	$17,822,280

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$7	$10
Short-term debt	20,000	85,000
Borrowings under utility money pool arrangement	85,000	—
Accounts payable	368,342	371,589
Accounts payable to affiliates	80,070	59,216
Regulatory liabilities	83,403	60,779
Taxes accrued	229,335	241,100
Accrued interest	65,896	71,012
Dividends payable to parent	98,687	89,428
Derivative instruments	17,697	16,606
Customer deposits	95,369	110,244
Other	152,965	150,244
Total current liabilities	1,296,771	1,255,228

Deferred credits and other liabilities
Deferred income taxes	1,612,341	2,788,752
Deferred investment tax credits	22,528	24,175
Regulatory liabilities	1,978,527	489,825
Asset retirement obligations	2,083,874	2,452,567
Derivative instruments	102,742	116,804
Pension and employee benefit obligations	331,087	368,922
Other	89,440	127,283
Total deferred credits and other liabilities	6,220,539	6,368,328

Commitments and contingencies
Capitalization
Long-term debt	4,933,011	4,843,155
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2017 and 2016, respectively	10	10
Additional paid in capital	3,580,234	3,435,096
Retained earnings	1,919,863	1,941,246
Accumulated other comprehensive loss	(24,537)	(20,783)
Total common stockholder’s equity	5,475,570	5,355,569
Total liabilities and equity	$17,925,891	$17,822,280

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (amounts in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2014	1,000,000	$10	$2,961,654	$1,762,323	$(20,814)	$4,703,173
Net income				356,839		356,839
Other comprehensive loss					(267)	(267)
Common dividends declared to parent				(254,836)		(254,836)
Contribution of capital by parent			362,156			362,156
Balance at Dec. 31, 2015	1,000,000	$10	$3,323,810	$1,864,326	$(21,081)	$5,167,065
Net income				488,744		488,744
Other comprehensive income					298	298
Common dividends declared to parent				(411,824)		(411,824)
Contribution of capital by parent			111,286			111,286
Balance at Dec. 31, 2016	1,000,000	$10	$3,435,096	$1,941,246	$(20,783)	$5,355,569
Net income				490,121		490,121
Other comprehensive income					595	595
Common dividends declared to parent				(515,853)		(515,853)
Contribution of capital by parent			145,138			145,138
Adoption of ASU No. 2018-02				4,349	(4,349)	—
Balance at Dec. 31, 2017	1,000,000	$10	$3,580,234	$1,919,863	$(24,537)	$5,475,570

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CAPITALIZATION (amounts in thousands, except share and per share data)

	Dec. 31
	2017	2016
Long-Term Debt
First Mortgage Bonds, Series due:
March 1, 2018, 5.25%	$—	$500,000
Aug. 15, 2020, 2.2%	300,000	300,000
Aug. 15, 2022, 2.15%	300,000	300,000
May 15, 2023, 2.6%	400,000	400,000
July 1, 2025, 7.125%	250,000	250,000
March 1, 2028, 6.5%	150,000	150,000
July 15, 2035, 5.25%	250,000	250,000
June 1, 2036, 6.25%	400,000	400,000
July 1, 2037, 6.2%	350,000	350,000
Nov. 1, 2039, 5.35%	300,000	300,000
Aug. 15, 2040, 4.85%	250,000	250,000
Aug. 15, 2042, 3.4%	500,000	500,000
May 15, 2044, 4.125%	300,000	300,000
Aug. 15, 2045, 4.0%	300,000	300,000
May 15, 2046, 3.6%	350,000	350,000
Sept. 15, 2047, 3.6%	600,000	—
Other	35	23
Unamortized discount	(21,770)	(16,951)
Unamortized debt expense	(45,247)	(39,907)
Total	4,933,018	4,843,165
Less current maturities	7	10
Total long-term debt	$4,933,011	$4,843,155

Common Stockholder’s Equity
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2017 and 2016, respectively	$10	$10
Additional paid in capital	3,580,234	3,435,096
Retained earnings	1,919,863	1,941,246
Accumulated other comprehensive loss	(24,537)	(20,783)
Total common stockholder’s equity	$5,475,570	$5,355,569

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

NSP-Minnesota evaluates its arrangements and contracts with other entities, including investments, PPAs and fuel contracts, to determine if the other party is a variable interest entity, if NSP-Minnesota has a variable interest and if NSP-Minnesota is the primary beneficiary. NSP-Minnesota follows accounting guidance for variable interest entities which requires consideration of the activities that most significantly impact an entity’s financial performance and power to direct those activities, when determining whether NSP-Minnesota is a variable interest entity’s primary beneficiary. See Note 11 for further discussion of variable interest entities.

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

Certain rate rider mechanisms qualify as alternative revenue programs under generally accepted accounting principles. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate. When certain criteria are met, revenue is recognized equal to the revenue requirement, including return on rate base items, for the qualified mechanisms. The mechanisms are revised periodically for differences between the total amount collected under the riders and the revenue recognized, which may increase or decrease the level of revenue collected from customers.

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

NSP-Minnesota records depreciation expense related to its plant using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.6, 3.2 and 2.9 percent for the years ended Dec. 31, 2017, 2016 and 2015, respectively.

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

Nuclear Decommissioning — Nuclear decommissioning studies estimate NSP-Minnesota’s ultimate costs of decommissioning its nuclear power plants and are performed at least every three years and submitted to the MPUC and other state commissions for approval. NSP-Minnesota’s most recent triennial nuclear decommissioning studies were filed with the MPUC in December 2017. These studies reflect NSP-Minnesota’s plans for dismantlement of the Monticello and PI facilities. These studies assume that NSP-Minnesota will store spent fuel on site pending removal to a U.S. government facility.

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

Income Taxes — NSP-Minnesota accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. NSP-Minnesota defers income taxes for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. NSP-Minnesota uses the tax rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.

The effects of NSP-Minnesota’s tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most of its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability which will be refundable to utility customers over the remaining life of the related assets. A tax rate increase would result in the establishment of a similar regulatory asset. Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes, the reversal of some temporary differences are accounted for as current income tax expense. Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal ITCs related to public utility property. Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 13.

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

Types of and Accounting for Derivative Instruments — NSP-Minnesota uses derivative instruments in connection with its interest rate, utility commodity price, vehicle fuel price and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by the accounting guidance for derivatives and hedging, are recorded on the consolidated balance sheets at fair value as derivative instruments. This includes certain instruments used to mitigate market risk for the utility operations including transmission in organized markets and all instruments related to the commodity trading operations. The classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship. Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

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

Fair Value Measurements — NSP-Minnesota presents cash equivalents, interest rate derivatives, commodity derivatives and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements. Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted NAVs. For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used as a primary input to establish fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price for an identical contract in an active market, NSP-Minnesota may use quoted prices for similar contracts or internally prepared valuation models to determine fair value. For the pension and postretirement plan assets and the nuclear decommissioning fund, published trading data and pricing models, generally using the most observable inputs available, are utilized to estimate fair value for each security. See Notes 7 and 9 for further discussion.

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

Recently Issued

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. As the appropriate timing of recognition of revenue from contracts with customers in our regulated operations continues to generally be based on the delivery of electricity and natural gas, NSP-Minnesota’s adoption will primarily result in increased disclosures regarding sources of revenues, including alternative revenue programs. The guidance is effective for interim and annual periods beginning after Dec. 15, 2017. NSP-Minnesota is implementing the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017. As a result of application of accounting principles for rate regulated entities, changes in the fair value of the securities in the nuclear decommissioning fund, historically classified as available-for-sale, will continue to be deferred to a regulatory asset, and the overall impacts of the Jan. 1, 2018 adoption will not be material.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which, for lessees, requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. NSP-Minnesota has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and proposed in Targeted Improvements, Topic 842 (Proposed ASU 2018-200). As such, agreements entered prior to Jan. 1, 2019 that are currently considered leases are expected to be recognized on the consolidated balance sheet, including contracts for use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for natural gas-fueled generating facilities. NSP-Minnesota expects that similar agreements entered after Dec. 31, 2018 will generally qualify as leases under the new standard.

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017.

Recently Adopted

Accounting for the TCJA — In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), to supplement the accounting requirements of ASC Topic 740 Income Taxes (ASC Topic 740) as it relates to assessing and recognizing the impacts of the TCJA in the period of enactment. SAB 118 allows an entity to recognize provisional amounts in its financial statements in circumstances in which the entity’s assessment is incomplete, but for which a reasonable estimate can be made. Provisional amounts recognized are subject to adjustment for up to one year from the enactment date. For further details, see Note 6 to the consolidated financial statements.

Reporting Comprehensive Income — In February 2018, the FASB issued Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, Topic 220 (ASU No. 2018-02), which addresses the stranded amounts of accumulated OCI which may result from enactment of a new tax law. Though accumulated OCI is presented on a net-of-tax basis, ASC Topic 740 requires that the effects of new tax laws on items in accumulated OCI be recognized without a corresponding adjustment to accumulated OCI, and instead recorded to income tax expense. ASU No. 2018-02 permits stranded amounts of accumulated OCI specifically resulting from the TCJA to be removed from accumulated OCI and reclassified to retained earnings, if elected. NSP-Minnesota adopted the guidance in the fourth quarter of 2017, and elected to recognize a $4.3 million increase to accumulated other comprehensive loss and retained earnings in the consolidated financial statements for the year ended Dec. 31, 2017, related to a revaluation of deferred income tax assets and liabilities for items in accumulated other comprehensive loss, at the TCJA federal tax rate.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$366,388	$349,449
Less allowance for bad debts	(21,278)	(19,968)
	$345,110	$329,481

(Thousands of Dollars)	Dec. 31, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$209,236	$214,234
Fuel	94,483	97,527
Natural gas	33,993	33,431
	$337,712	$345,192

(Thousands of Dollars)	Dec. 31, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$17,024,925	$17,059,993
Natural gas plant	1,370,330	1,311,235
Common and other property	724,066	710,958
CWIP	530,126	509,891
Total property, plant and equipment	19,649,447	19,592,077
Less accumulated depreciation	(7,018,249)	(6,682,418)
Nuclear fuel	2,697,412	2,571,770
Less accumulated amortization	(2,294,998)	(2,180,636)
	$13,033,612	$13,300,793

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2017
Borrowing limit	$250
Amount outstanding at period end	85
Average amount outstanding	36
Maximum amount outstanding	85
Weighted average interest rate, computed on a daily basis	1.15%
Weighted average interest rate at period end	1.18%

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2017	Twelve Months Ended Dec. 31, 2016	Twelve Months Ended Dec. 31, 2015
Borrowing limit	$250	$250	$250
Amount outstanding at period end	85	—	—
Average amount outstanding	25	16	5
Maximum amount outstanding	142	225	69
Weighted average interest rate, computed on a daily basis	1.14%	0.69%	0.53%
Weighted average interest rate at period end	1.18%	N/A	N/A

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2017
Borrowing limit	$500
Amount outstanding at period end	20
Average amount outstanding	4
Maximum amount outstanding	42
Weighted average interest rate, computed on a daily basis	1.43%
Weighted average interest rate at period end	1.93

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2017	Twelve Months Ended Dec. 31, 2016	Twelve Months Ended Dec. 31, 2015
Borrowing limit	$500	$500	$500
Amount outstanding at period end	20	85	223
Average amount outstanding	62	73	96
Maximum amount outstanding	237	353	327
Weighted average interest rate, computed on a daily basis	1.10%	0.65%	0.43%
Weighted average interest rate at end of period	1.93	0.94	0.72

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2017 and 2016, there were $24 million and $11 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

NSP-Minnesota has the right to request an extension of the June 2021 termination date for two additional one-year periods. The extension requests are subject to majority bank group approval.

Other features of NSP-Minnesota’s credit facility include:

•	NSP-Minnesota may increase its credit facility by up to $100 million.

•
The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65 percent. NSP-Minnesota was in compliance as its debt-to-total capitalization ratio was 48 percent at both Dec. 31, 2017 and 2016. If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides NSP-Minnesota will be in default on its borrowings under the facility if NSP-Minnesota or any of its subsidiaries whose total assets exceed 15 percent of NSP-Minnesota’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	NSP-Minnesota was in compliance with all financial covenants on its debt agreements as of Dec. 31, 2017 and 2016.

At Dec. 31, 2017, NSP-Minnesota had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$500	$44	$456

(a)	This credit facility matures in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at Dec. 31, 2017 and 2016.

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

In 2017, NSP-Minnesota issued $600 million of 3.6 percent first mortgage bonds due Sept. 15, 2047. In 2016, NSP-Minnesota issued $350 million of 3.6 percent first mortgage bonds due May 15, 2046.

During the next five years, NSP-Minnesota has long-term debt maturities of $300 million due in both 2020 and 2022, respectively.

Deferred Financing Costs — Deferred financing costs of approximately $45 million and $40 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2017 and 2016, respectively. NSP-Minnesota is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend and Other Capital-Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

NSP-Minnesota’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay to Xcel Energy Inc., the holder of its common stock. Even with this restriction, NSP-Minnesota could have paid more than $1.9 billion and $1.7 billion in additional cash dividends on common stock as of Dec. 31, 2017 and 2016, respectively.

The most restrictive dividend limitation for NSP-Minnesota is imposed by its state regulatory commissions. NSP-Minnesota’s state regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc. by requiring an equity-to-total capitalization ratio between 47.2 percent and 57.6 percent. NSP-Minnesota’s equity-to-total capitalization ratio was 52.1 percent at Dec. 31, 2017 and $1.1 billion in retained earnings was not restricted. Total capitalization for NSP-Minnesota was $10.4 billion at Dec. 31, 2017, which did not exceed the limits imposed by the commissions of $11.2 billion.

5.	Joint Ownership of Generation and Transmission Facilities

Following are the investments by NSP-Minnesota in jointly owned generation and transmission facilities and the related ownership percentages as of Dec. 31, 2017:

(Thousands of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Ownership %
Electric Generation:
Sherco Unit 3	$612,219	$410,247	$486	59%
Sherco Common Facilities Units 1, 2 and 3	145,102	98,867	967	80
Sherco Substation	4,790	3,228	—	59
Electric Transmission:
Grand Meadow Line and Substation	10,647	2,087	—	50
CapX2020 Transmission	1,038,790	138,133	2,081	51
Total	$1,811,548	$652,562	$3,534

NSP-Minnesota has approximately 517 MW of jointly owned generating capacity. NSP-Minnesota’s share of operating expenses and construction expenditures are included in the applicable utility accounts. Each of the respective owners is responsible for providing its own financing.

6.    Income Taxes

Federal Tax Reform — In December 2017, the TCJA was signed into law. While the legislation will require interpretations and regulations to be issued by the IRS, the key provisions impacting Xcel Energy (which includes NSP-Minnesota) generally beginning in 2018, include:

•	Corporate federal tax rate reduction from 35 percent to 21 percent percent;

•	Normalization of resulting plant-related excess deferred taxes;

•	Elimination of the corporate alternative minimum tax;

•	Continued interest expense deductibility and discontinued bonus depreciation for regulated public utilities;

•	Limitations on certain executive compensation deductions;

•	Limitations on certain deductions for NOLs arising after Dec. 31, 2017 (limited to 80 percent of taxable income);

•	Repeal of the section 199 manufacturing deduction; and

•	Reduced deductions for meals and entertainment as well as state and local lobbying.

Entities are required under ASC Topic 740 to recognize the accounting impacts of a tax law change, including the impacts of a change in tax rates on deferred tax assets and liabilities, in the period including the date of the tax law enactment. The SEC staff issued guidance in SAB 118 that supplements the accounting requirements of ASC Topic 740 if elements of the TCJA assessment are not complete, and provides for up to a one year period to finalize the required accounting. Xcel Energy has estimated the effects of the TCJA, which have been reflected in the Dec. 31, 2017 consolidated financial statements. Issuance of U.S. Treasury regulations interpreting the TCJA, other U.S. Treasury and IRS guidance or interpretations of the application of ASC Topic 740 may result in changes to these estimates.

Overall for Xcel Energy, reductions in deferred tax assets and liabilities due to the reduction in corporate federal tax rates result in a net tax benefit. However, as a result of IRS requirements and past regulatory treatment of deferred taxes in the determination of regulated rates of the utility subsidiaries, including deferred taxes related to regulated plant and certain other deferred tax assets and liabilities, the impact was primarily recognized as a regulatory liability refundable to utility customers.

The fourth quarter 2017 estimated accounting impacts of the December 2017 enactment of the new tax law at NSP-Minnesota included:

•
$1.1 billion ($1.5 billion grossed-up for tax) of reclassifications of plant-related excess deferred taxes to regulatory liabilities upon valuation at the new 21 percent federal rate. The regulatory liabilities will be amortized consistent with IRS normalization requirements, resulting in customer refunds over the average remaining life of the related property;

•
$133 million and $56 million of reclassifications (grossed-up for tax) of excess deferred taxes for non-plant related deferred tax assets and liabilities, respectively, to regulatory assets and liabilities;

•
$19 million of total estimated income tax expense related to the federal tax reform implementation, and a $5 million reduction to net income related to the allocation of Xcel Energy Services Inc.’s tax rate change on its deferred taxes.

Xcel Energy has accounted for the state tax impacts of federal tax reform based on currently enacted state tax laws. Any future state tax law changes related to the TCJA will be accounted for in the periods state laws are enacted.

Consolidated Appropriations Act, 2016 — In December 2015, the Consolidated Appropriations Act, 2016 (Act) was signed into law. The Act provided for the following:

•	Immediate expensing, or “bonus depreciation,” of 50 percent for property placed in service in 2015, 2016, and 2017;

•
PTCs at 100 percent of the applicable rate for wind energy projects that begin construction by the end of 2016; 80 percent of the credit rate for projects that begin construction in 2017; 60 percent of the credit rate for projects that begin construction in 2018; and 40 percent of the credit rate for projects that begin construction in 2019. The wind energy PTC was not extended for projects that begin construction after 2019;

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

Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statutes of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2011	June 2018
2012 - 2013	October 2018
2014	September 2018
2015	September 2019
2016	September 2020

In 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims that would have resulted in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (“Appeals”). In the third quarter of 2017, Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. As of Dec. 31, 2017, the case has been forwarded to the Joint Committee on Taxation.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. After evaluating the proposed adjustment, Xcel Energy filed a protest with the IRS. Xcel Energy anticipates the issue will be forwarded to Appeals. As of Dec. 31, 2017, Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is uncertain.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2017, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In 2016, the state of Minnesota began an audit of years 2010 through 2014. As of Dec. 31, 2017, Minnesota had not proposed any material adjustments.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$10.2	$21.5
Unrecognized tax benefit — Temporary tax positions	7.9	39.3
Total unrecognized tax benefit	$18.1	$60.8

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2017	2016	2015
Balance at Jan. 1	$60.8	$55.4	$30.4
Additions based on tax positions related to the current year	2.7	3.7	14.0
Reductions based on tax positions related to the current year	(1.7)	(0.2)	(2.1)
Additions for tax positions of prior years	5.7	3.9	14.0
Reductions for tax positions of prior years	(49.4)	(2.0)	(0.9)
Balance at Dec. 31	$18.1	$60.8	$55.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(12.8)	$(19.3)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes, the Minnesota audit progresses, and other state audits resume. As the IRS Appeals and Minnesota audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $7 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	Dec. 31, 2017	Dec. 31, 2016	Dec. 31, 2015
Payable for interest related to unrecognized tax benefits at Jan. 1	$(2.0)	$(0.2)	$(0.1)
Interest income (expense) income related to unrecognized tax benefits	1.1	(1.8)	(0.1)
Payable for interest related to unrecognized tax benefits at Dec. 31	$(0.9)	$(2.0)	$(0.2)

No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2017, 2016, or 2015.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2017	2016
Federal NOL carryforward	$632	$974
Federal tax credit carryforwards	302	227
State NOL carryforwards	276	254
Valuation allowances for state NOL carryforwards	(1)	(1)
State tax credit carryforwards, net of federal detriment (a)	91	68
Valuation allowances for state credit carryforwards, net of federal detriment (b)	(82)	(60)

(a)	State tax credit carryforwards are net of federal detriment of $24 million and $37 million as of Dec. 31, 2017 and 2016, respectively.

(b)	Valuation allowances for state tax credit carryforwards were net of federal benefit of $22 million and $33 million as of Dec. 31, 2017 and 2016, respectively.

The federal carryforward periods expire between 2021 and 2037. The state carryforward periods expire between 2019 and 2035.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences for the years ending Dec. 31:

	2017	2016 (b)	2015 (b)
Federal statutory rate	35.0%	35.0%	35.0%
State income tax on pretax income, net of federal tax effect	5.8%	5.8%	5.8%
Increases (decreases) in tax from:
Wind production tax credits recognized	(11.4)	(8.2)	(5.1)
Other tax credits recognized, net of federal income tax expense	(1.1)	(0.8)	(1.2)
Tax reform	2.7	—	—
Change in unrecognized tax benefits	(1.6)	0.2	1.5
Regulatory differences - effects of rate changes (a)	(0.1)	(0.1)	(0.2)
Regulatory differences - other utility plant items	(0.2)	(0.2)	(1.4)
NOL carryback	—	—	(0.9)
Other, net	(0.2)	(0.2)	0.1
Effective income tax rate	28.9%	31.5%	33.6%

(a)	The amortization of excess deferred taxes.

(b)	The prior periods included in this footnote have been reclassified to conform to current year presentation.

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2017	2016	2015
Current federal tax expense (benefit)	$29,694	$19,300	$(41,031)
Current state tax expense (benefit)	14,704	9,386	(3,974)
Current change in unrecognized tax (benefit) expense	(36,242)	1,284	20,632
Deferred federal tax expense	121,598	142,324	167,486
Deferred state tax expense	46,647	53,816	52,107
Deferred change in unrecognized tax expense (benefit)	24,927	72	(12,757)
Deferred investment tax credits	(1,648)	(1,663)	(1,729)
Total income tax expense	$199,680	$224,519	$180,734

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2017	2016	2015
Deferred tax expense excluding items below	$(1,176,411)	$225,127	$205,262
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	1,369,948	(28,692)	1,401
Tax (expense) benefit allocated to other comprehensive income, net of adoption of ASU No. 2018-02, and other	(365)	(223)	173
Deferred tax expense	$193,172	$196,212	$206,836

The components of the net deferred tax liability at Dec. 31 were as follows:

(Thousands of Dollars)	2017	2016 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,269,525	$3,286,091
Regulatory assets	223,344	78,655
Pension expense	54,190	64,223
Other	17,292	22,807
Total deferred tax liabilities	$2,564,351	$3,451,776
Deferred tax assets:
Regulatory liabilities	$387,232	$(66,962)
Tax credit carryforward	310,157	234,078
NOL carryforward	153,476	361,391
Other employee benefits	37,289	57,210
Deferred investment tax credits	6,839	10,663
Rate refund	6,602	21,094
Other	50,415	45,550
Total deferred tax assets	$952,010	$663,024
Net deferred tax liability	$1,612,341	$2,788,752

(a)	The prior period included in this footnote has been reclassified to conform to current year presentation.

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

Xcel Energy, which includes NSP-Minnesota, offers various benefit plans to its employees. Approximately 62 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2017, NSP-Minnesota had 1,858 bargaining employees covered under a collective-bargaining agreement, which expires in December 2019. NSP-Minnesota also had an additional 248 nuclear operation bargaining employees covered under several collective-bargaining agreements. These agreements expire in 2018 and 2019.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions attributable to NSP-Minnesota’s funded by NSP-Minnesota’s consolidated operating cash flows. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2017 and 2016 were $37 million and $44 million, respectively, of which $5 million and $6 million were attributable to NSP-Minnesota. In 2017 and 2016, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $5 million and $8 million, respectively, of which $1 million was attributable to NSP-Minnesota in both years.

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

•	Investment returns in 2017 were above the assumed level of 7.10 percent;

•	Investment returns in 2016 were below the assumed level of 7.10 percent ;

•	Investment returns in 2015 were below the assumed level of 7.25 percent; and

•	In 2018, NSP-Minnesota’s expected investment-return assumption is 7.10 percent.

The assets are invested in a portfolio according to Xcel Energy Inc.’s and NSP-Minnesota’s return, liquidity and diversification objectives to provide funding for plan obligations and minimize contributions to the plan, within appropriate levels of risk. The principal mechanism for achieving these objectives is the projected asset allocation given the long-term risk, return, and liquidity characteristics of each particular asset class. There were no significant concentrations of risk in any particular industry, index, or entity. Market volatility can impact even well-diversified portfolios and significantly affect the return levels achieved by pension assets in any year.

The following table presents the target pension asset allocations for NSP-Minnesota at Dec. 31 for the upcoming year:

	2017	2016
Domestic and international equity securities	38%	40%
Long-duration fixed income and interest rate swap securities	23	23
Short-to-intermediate fixed income securities	21	16
Alternative investments	16	19
Cash	2	2
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets that are measured at fair value as of Dec. 31, 2017 and 2016:

	Dec. 31, 2017
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$53,427	$—	$—	$—	$53,427
Commingled funds:
U.S. equity funds	144,278	—	—	—	144,278
Non U.S. equity funds	25,753	—	—	55,986	81,739
U.S. corporate bond funds	92,674	—	—	—	92,674
Emerging market equity funds	—	—	—	88,355	88,355
Emerging market debt funds	21,116	—	—	46,742	67,858
Private equity investments	—	—	—	23,660	23,660
Real estate	—	—	—	54,863	54,863
Other commingled funds	1,362	—	—	32,786	34,148
Debt securities:
Government securities	—	80,342	—	—	80,342
U.S. corporate bonds	—	67,205	—	—	67,205
Non U.S. corporate bonds	—	11,421	—	—	11,421
Equity securities:
U.S. equities	32,111	—	—	—	32,111
Other	(8,718)	986	—	153	(7,579)
Total	$362,003	$159,954	$—	$302,545	$824,502

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$25,929	$—	$—	$—	$25,929
Commingled funds:
U.S. equity funds	140,973	—	—	—	140,973
Non U.S. equity funds	48,755	—	—	58,863	107,618
U.S. corporate bond funds	69,652	—	—	—	69,652
Emerging market equity funds	—	—	—	56,460	56,460
Emerging market debt funds	23,163	—	—	24,928	48,091
Commodity funds	—	—	—	5,854	5,854
Private equity investments	—	—	—	30,621	30,621
Real estate	—	—	—	53,373	53,373
Other commingled funds	—	—	—	57,611	57,611
Debt securities:
Government securities	—	84,082	—	—	84,082
U.S. corporate bonds	—	62,091	—	—	62,091
Non U.S. corporate bonds	—	9,966	—	—	9,966
Mortgage-backed securities	—	1,674	—	—	1,674
Asset-backed securities	—	793	—	—	793
Equity securities:
U.S. equities	27,775	—	—	—	27,775
Other	—	633	—	—	633
Total	$336,247	$159,239	$—	$287,710	$783,196

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2017, 2016 or 2015.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for NSP-Minnesota is presented in the following table:

(Thousands of Dollars)	2017	2016
Accumulated Benefit Obligation at Dec. 31	$969,027	$971,544

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$1,036,508	$1,023,123
Service cost	27,831	28,307
Interest cost	40,707	45,431
Plan amendments	(4,464)	1,411
Actuarial loss	64,137	46,992
Benefit payments (a)	(129,580)	(108,756)
Obligation at Dec. 31	$1,035,139	$1,036,508

(Thousands of Dollars)	2017	2016
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$783,196	$800,243
Actual return on plan assets	110,145	42,279
Employer contributions	60,741	49,430
Benefit payments (a)	(129,580)	(108,756)
Fair value of plan assets at Dec. 31	$824,502	$783,196

(Thousands of Dollars)	2017	2016
Funded Status of Plans at Dec. 31:
Funded status (b)	$(210,637)	$(253,312)

(a)	2017 amount includes approximately $96 million of lump-sum benefit payments used in the determination of a settlement charge.

(b)	Amounts are recognized in noncurrent liabilities on NSP-Minnesota’s consolidated balance sheet.

(Thousands of Dollars)	2017	2016
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$545,298	$618,675
Prior service (credit) cost	(1,304)	5,185
Total	$543,994	$623,860

(Thousands of Dollars)	2017	2016
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$37,653	$40,687
Noncurrent regulatory assets	506,341	583,173
Total	$543,994	$623,860

Measurement date	Dec. 31, 2017	Dec. 31, 2016

	2017	2016
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	3.63%	4.13%
Expected average long-term increase in compensation level	3.75%	3.75%
Mortality table	RP-2014	RP-2014

Mortality — In 2014, the Society of Actuaries published a new mortality table (RP-2014) that increased the overall life expectancy of males and females. In 2014, NSP-Minnesota adopted this mortality table, with modifications, based on its population and specific experience. During 2017, a new projection table was released (MP-2017). NSP-Minnesota evaluated the updated projection table and concluded that the methodology currently in use and adopted in 2016 is consistent with the recently updated 2017 table and continues to be representative of NSP-Minnesota’s population.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2015 through 2018 to meet minimum funding requirements.

Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$150 million in January 2018, of which $63 million was attributable to NSP-Minnesota;

•	$162 million in 2017, of which $61 million was attributable to NSP-Minnesota;

•	$125 million in 2016, of which $49 million was attributable to NSP-Minnesota; and

•	$90 million in 2015, of which $33 million was attributable to NSP-Minnesota.

For future years, Xcel Energy and NSP-Minnesota anticipate contributions will be made as necessary.

Plan Amendments — Xcel Energy, which includes NSP-Minnesota, amended the Xcel Energy Pension Plan in 2017 to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.  In 2016, the Xcel Energy Pension Plan was amended to change the discount rate basis for lump-sum conversion to annuity participants and annuity conversion to lump-sum participants.

Benefit Costs — The components of NSP-Minnesota’s net periodic pension cost were:

(Thousands of Dollars)	2017	2016	2015
Service cost	$27,831	$28,307	$31,556
Interest cost	40,707	45,431	43,214
Expected return on plan assets	(60,066)	(60,944)	(62,830)
Amortization of prior service cost	1,060	936	936
Amortization of net loss	39,609	36,777	46,192
Settlement charge (a)	48,171	—	—
Net periodic pension cost	97,312	50,507	59,068
Costs not recognized due to effects of regulation	(72,221)	(20,865)	(30,766)
Net benefit cost recognized for financial reporting	$25,091	$29,642	$28,302

(a)
A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the fourth quarter of 2017 as a result of lump-sum distributions during the 2017 plan year, NSP-Minnesota recorded a total pension settlement charge of $48 million, which was not recognized due to the effects of rate making.

	2017	2016	2015
Significant Assumptions Used to Measure Costs:
Discount rate	4.13%	4.66%	4.11%
Expected average long-term increase in compensation level	3.75	4.00	3.75
Expected average long-term rate of return on assets	7.10	7.10	7.25

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Minnesota based on Xcel Energy Services Inc. employees’ labor costs. The amount allocated to NSP-Minnesota was $19 million, $11 million and $11 million in 2017, 2016 and 2015, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2018 pension cost calculations is 7.10 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including NSP-Minnesota, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for NSP-Minnesota was approximately $12 million in 2017, $12 million in 2016 and $11 million in 2015.

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

The following table presents the target postretirement asset allocations for Xcel Energy Inc. and NSP-Minnesota at Dec. 31 for the upcoming year:

	2017	2016
Domestic and international equity securities	24%	25%
Short-to-intermediate fixed income securities	60	57
Alternative investments	9	13
Cash	7	5
Total	100%	100%

Xcel Energy Inc. and NSP-Minnesota base investment-return assumptions for the postretirement health care fund assets on expected long-term performance for each of the investment types included in the asset portfolio. Assumptions and target allocations are determined at the master trust level. The investment mix at each of Xcel Energy Inc.’s utility subsidiaries may vary from the investment mix of the total asset portfolio. The assets are invested in a portfolio according to Xcel Energy Inc.’s and NSP-Minnesota’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize contributions to the plan, within appropriate levels of risk. The principal mechanism for achieving these objectives is the projected asset allocation given the long-term risk, return, correlation and liquidity characteristics of each particular asset class. There were no significant concentrations of risk in any particular industry, index, or entity. Market volatility is not considered to be a material factor in postretirement health care costs.

The following tables present, for each of the fair value hierarchy levels, NSP-Minnesota’s proportionate allocation of the total postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2017 and 2016:

	Dec. 31, 2017
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$417	$—	$—	$—	$417
Insurance contracts	—	706	—	—	706
Commingled funds:
U.S. equity funds	1,052	—	—	—	1,052
U.S fixed income funds	486	—	—	—	486
Emerging market debt funds	574	—	—	—	574
Debt securities:
Government securities	—	820	—	—	820
U.S. corporate bonds	—	897	—	—	897
Non U.S. corporate bonds	—	304	—	—	304
Asset-backed securities	—	332	—	—	332
Mortgage-backed securities	—	490	—	—	490
Equity securities:
Non U.S. equities	497	—	—	—	497
Other	—	15	—	—	15
Total	$3,026	$3,564	$—	$—	$6,590

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Cash equivalents	$172	$—	$—	$—	$172
Insurance contracts	—	395	—	—	395
Commingled funds:
U.S. equity funds	455	—	—	—	455
U.S fixed income funds	227	—	—	—	227
Emerging market debt funds	254	—	—	—	254
Other commingled funds	—	—	—	459	459
Debt securities:
Government securities	—	315	—	—	315
U.S. corporate bonds	—	521	—	—	521
Non U.S. corporate bonds	—	144	—	—	144
Asset-backed securities	—	158	—	—	158
Mortgage-backed securities	—	240	—	—	240
Equity securities:
Non U.S. equities	342	—	—	—	342
Other	—	12	—	—	12
Total	$1,450	$1,785	$—	$459	$3,694

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2017, 2016 or 2015.

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for NSP-Minnesota is presented in the following table:

(Thousands of Dollars)	2017	2016
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$86,695	$88,684
Service cost	144	123
Interest cost	3,415	3,925
Medicare subsidy reimbursements	14	29
Plan participants’ contributions	411	451
Actuarial loss	5,897	1,880
Benefit payments	(7,696)	(8,397)
Obligation at Dec. 31	$88,880	$86,695

(Thousands of Dollars)	2017	2016
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$3,694	$2,969
Actual return on plan assets	38	7
Plan participants’ contributions	411	451
Employer contributions	10,143	8,664
Benefit payments	(7,696)	(8,397)
Fair value of plan assets at Dec. 31	$6,590	$3,694

(Thousands of Dollars)	2017	2016
Funded Status of Plans at Dec. 31:
Funded status	$(82,290)	$(83,001)
Current liabilities	(1,341)	(4,313)
Noncurrent liabilities	(80,949)	(78,688)
Net postretirement amounts recognized on consolidated balance sheets	$(82,290)	$(83,001)

(Thousands of Dollars)	2017	2016
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$45,353	$41,306
Prior service credit	(15,397)	(18,433)
Total	$29,956	$22,873

(Thousands of Dollars)	2017	2016
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Noncurrent regulatory assets	$28,013	$21,386
Deferred income taxes	546	606
Net-of-tax accumulated OCI	1,397	881
Total	$29,956	$22,873

Measurement date	Dec. 31, 2017	Dec. 31, 2016

	2017	2016
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	3.62%	4.13%
Mortality table	RP 2014	RP 2014
Health care costs trend rate — initial Pre-65	7.00%	5.50%
Health care costs trend rate — initial Post-65	5.50%	5.50%

Beginning with the Dec. 31, 2017 measurement, Xcel Energy Inc. and NSP-Minnesota separated its initial medical trend assumption for pre-Medicare (Pre-65) and post-Medicare (Post-65) claims cost of 7.0 percent and 5.5 percent, respectively, in order to reflect different short-term expectations based on recent experience differences. The ultimate trend assumption remained at 4.5 percent for both Pre-65 and Post-65 claims costs as similar long-term trend rates are expected for both populations. The period until the ultimate rate is reached is five years. Xcel Energy Inc. and NSP-Minnesota base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on NSP-Minnesota:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$8,627	$(7,300)
Service and interest components	373	(315)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy, which includes NSP-Minnesota, contributed $20 million, $18 million and $18 million during 2017, 2016 and 2015, respectively, of which $10 million, $9 million and $9 million were attributable to NSP-Minnesota. Xcel Energy expects to contribute approximately $12 million during 2018, of which $8 million is attributable to NSP-Minnesota.

Plan Amendments — In 2017 and 2016, there were no plan amendments made which affected the benefit obligation.

Benefit Costs — The components of NSP-Minnesota’s net periodic postretirement benefit costs were:

(Thousands of Dollars)	2017	2016	2015
Service cost	$144	$123	$159
Interest cost	3,415	3,925	3,814
Expected return on plan assets	(214)	(172)	(121)
Amortization of prior service credit	(3,036)	(3,036)	(3,036)
Amortization of net loss	2,026	1,603	2,092
Net periodic postretirement benefit cost	$2,335	$2,443	$2,908

	2017	2016	2015
Significant Assumptions Used to Measure Costs:
Discount rate	4.13%	4.65%	4.08%
Expected average long-term rate of return on assets	5.80	5.80	5.80

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy, Inc., costs are allocated to NSP-Minnesota based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists NSP-Minnesota’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2018	$113,726	$7,939	$8	$7,931
2019	85,533	7,576	7	7,569
2020	81,410	7,421	8	7,413
2021	81,329	7,058	5	7,053
2022	81,221	6,630	5	6,625
2023-2027	365,595	28,677	41	28,636

Multiemployer Plans

NSP-Minnesota contributes to several union multiemployer pension and other postretirement benefit plans, none of which are individually significant. These plans provide pension and postretirement health care benefits to certain union employees who may perform services for multiple employers and do not participate in the NSP-Minnesota sponsored pension and postretirement health care plans. Contributing to these types of plans creates risk that differs from providing benefits under NSP-Minnesota sponsored plans, in that if another participating employer ceases to contribute to a multiemployer plan, additional unfunded obligations may need to be funded over time by remaining participating employers.

Contributions to multiemployer plans were as follows for the years ended Dec. 31, 2017, 2016 and 2015. The average number of NSP-Minnesota union employees covered by the multiemployer pension plans decreased to approximately 562 in 2017 from approximately 700 in 2016. There were no other significant changes to the nature or magnitude of the participation of NSP-Minnesota in multiemployer plans for the years presented:

(Thousands of Dollars)	2017	2016	2015
Multiemployer plan contributions:
Pension	11,914	13,843	17,223
Other postretirement benefits	72	86	135
Total	11,986	13,929	17,358

8.	Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2017	2016	2015
Interest income	$8,258	$4,140	$3,637
Other nonoperating income	143	—	166
Insurance policy expense	(2,738)	(3,054)	(3,357)
Other nonoperating expense	—	(54)	—
Other income, net	$5,663	$1,032	$446

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAV.

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

Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of forward prices and volatilities on a valuation is evaluated, and may result in Level 3 classification.

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

If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Given the limited observability of important inputs to the value of FTRs between auction processes, including expected plant operating schedules and retail and wholesale demand, fair value measurements for FTRs have been assigned a Level 3. Non-trading monthly FTR settlements are included in fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of NSP-Minnesota’s FTRs relative to its electric utility operations, the numerous unobservable quantitative inputs pertinent to the value of FTRs are insignificant to the consolidated financial statements of NSP-Minnesota.

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

Unrealized gains for the nuclear decommissioning fund were $560 million and $379 million as of Dec. 31, 2017 and 2016, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $7 million and $47 million as of Dec. 31, 2017 and 2016, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund as of Dec. 31, 2017 and 2016:

	Dec. 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$28,741	$28,741	$—	$—	$—	$28,741
Commingled funds:
Non U.S. equities	263,694	216,551	—	—	89,857	306,408
Emerging market debt funds	156,057	—	—	—	166,375	166,375
Private equity investments	141,413	—	—	—	198,037	198,037
Real estate	130,787	—	—	—	201,842	201,842
Other commingled funds	9,340	6,286	—	—	2,975	9,261
Debt securities:
Government securities	67,760	—	69,413	—	—	69,413
U.S. corporate bonds	319,809	—	322,129	—	—	322,129
Non U.S. corporate bonds	50,121	—	50,102	—	—	50,102
Equity securities:
U.S. equities	271,166	556,974	—	—	—	556,974
Non U.S. equities	151,961	233,999	—	—	—	233,999
Total	$1,590,849	$1,042,551	$441,644	$—	$659,086	$2,143,281

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $49 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$20,379	$20,379	$—	$—	$—	$20,379
Commingled funds:
Non U.S. equities	260,877	133,126	—	—	112,233	245,359
Emerging market debt funds	93,597	—	—	—	97,543	97,543
Commodity funds	106,571	—	—	—	92,091	92,091
Private equity investments	132,190	—	—	—	190,462	190,462
Real estate	128,630	—	—	—	187,647	187,647
Other commingled funds	151,048	—	—	—	159,489	159,489
Debt securities:
Government securities	32,764	—	31,965	—	—	31,965
U.S. corporate bonds	104,913	—	105,772	—	—	105,772
Non U.S. corporate bonds	21,751	—	21,672	—	—	21,672
Municipal bonds	13,609	—	13,786	—	—	13,786
Mortgage-backed securities	2,785	—	2,816	—	—	2,816
Equity securities:
U.S. equities	270,779	473,400	—	—	—	473,400
Non U.S. equities	189,100	218,381	—	—	—	218,381
Total	$1,528,993	$845,286	$176,011	$—	$839,465	$1,860,762

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $44 million of rabbi trust assets and miscellaneous investments.

For the year ended Dec. 31, 2017 and 2016 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, as of Dec. 31, 2017:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$2,644	$—	$66,769	$69,413
U.S. corporate bonds	5,000	84,617	174,316	58,196	322,129
Non U.S. corporate bonds	—	14,634	31,114	4,354	50,102
Debt securities	$5,000	$101,895	$205,430	$129,319	$441,644

Rabbi Trusts

In June 2016, NSP-Minnesota established a rabbi trust to provide partial funding for future deferred compensation plan distributions. The following table presents the cost and fair value of the assets held in rabbi trust at Dec. 31, 2017 and 2016:

	Dec. 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$783	$783	$—	$—	$783
Mutual funds	10,332	11,283	—	—	11,283
Total	$11,115	$12,066	$—	$—	$12,066

	Dec. 31, 2016
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$7,459	$7,459	$—	$—	$7,459
Mutual funds	1,663	1,901	—	—	1,901
Total	$9,122	$9,360	$—	$—	$9,360

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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

At Dec. 31, 2017, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

At Dec. 31, 2017, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2018. NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the years ended Dec. 31, 2017 and 2016.

At Dec. 31, 2017, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at Dec. 31:

(Amounts in Thousands) (a)(b)	2017	2016
MWh of electricity	41,711	37,805
MMBtu of natural gas	23,829	79,520
Gallons of vehicle fuel	240	—

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Dec. 31, 2017, six of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $38.7 million or 54 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Three of the 10 most significant counterparties, comprising $15.2 million or 21 percent of this credit exposure at Dec. 31, 2017, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $0.9 million or 1 percent of this credit exposure, had credit quality less than investment grade, based on ratings from internal analysis. Nine of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2017	2016	2015
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(18,208)	$(19,090)	$(19,909)
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	85	5	(39)
After-tax net realized losses on derivative transactions reclassified into earnings	931	877	858
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(17,192)	$(18,208)	$(19,090)

The following tables detail the impact of derivative activity during the years ended Dec. 31, 2017, 2016 and 2015 on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Year Ended Dec. 31, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,571	(a)	$—		$—
Vehicle fuel and other commodity	143	—	(38)	(b)	—		—
Total	$143	$—	$1,533		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$9,393	(c)
Electric commodity	—	9,288	—		(13,794)	(d)	—
Natural gas commodity	—	(1,862)	—		972	(e)	(1,219)	(e)
Total	$—	$7,426	$—		$(12,822)		$8,174

	Year Ended Dec. 31, 2016
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,392	(a)	$—		$—
Vehicle fuel and other commodity	8	—	104	(b)	—		—
Total	$8	$—	$1,496		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,825	(c)
Electric commodity	—	14,459	—		(6,090)	(d)	—
Natural gas commodity	—	(1,235)	—		4,031	(e)	(2,166)	(e)
Total	$—	$13,224	$—		$(2,059)		$659

	Year Ended Dec. 31, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,385	(a)	$—		$—
Vehicle fuel and other commodity	(66)	—	73	(b)	—		—
Total	$(66)	$—	$1,458		$—		$—

Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(7,650)	(c)
Electric commodity	—	(15,483)	—		14,735	(d)	—
Natural gas commodity	—	(4,878)	—		4,762	(e)	(3,585)	(e)
Total	$—	$(20,361)	$—		$19,497		$(11,235)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2017, 2016 and 2015. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies or for cross-default contractual provisions that could result in the settlement of such contracts if there was a failure under other financing arrangements related to payment terms or other covenants. As of Dec. 31, 2017 and 2016, there were no derivative instruments in a material liability position with such underlying contract provisions.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2017 and 2016.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2017:

	Dec. 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$107	$—	$107	$—	$107
Other derivative instruments:
Commodity trading	1,691	17,144	142	18,977	(11,744)	7,233
Electric commodity	—	—	17,581	17,581	(425)	17,156
Natural gas commodity	—	77	—	77	—	77
Total current derivative assets	$1,691	$17,328	$17,723	$36,742	$(12,169)	24,573
PPAs (a)						657
Current derivative instruments						$25,230
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$29,121	$5,363	$34,484	$(6,502)	$27,982
Total noncurrent derivative assets	$—	$29,121	$5,363	$34,484	$(6,502)	27,982
PPAs (a)						120
Noncurrent derivative instruments						$28,102
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1,713	$13,853	$—	$15,566	$(11,974)	$3,592
Electric commodity	—	—	425	425	(425)	—
Total current derivative liabilities	$1,713	$13,853	$425	$15,991	$(12,399)	3,592
PPAs (a)						14,105
Current derivative instruments						$17,697
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$22,163	$—	$22,163	$(9,334)	$12,829
Total noncurrent derivative liabilities	$—	$22,163	$—	$22,163	$(9,334)	12,829
PPAs (a)						89,913
Noncurrent derivative instruments						$102,742

(a)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2017. At Dec. 31, 2017, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $3.1 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the years ended Dec. 31, 2017, 2016 and 2015:

	Year Ended Dec. 31
(Thousands of Dollars)	2017	2016	2015
Balance at Jan. 1	$15,320	$12,970	$40,271
Purchases	40,614	27,976	40,288
Settlements	(41,718)	(47,192)	(38,050)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	5,505	(2)	1,533
Net gains (losses) recognized as regulatory assets and liabilities	2,940	21,568	(31,072)
Balance at Dec. 31	$22,661	$15,320	$12,970

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2017, 2016 and 2015.

Fair Value of Long-Term Debt

As of Dec. 31, 2017 and 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2017		2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,933,018	$5,601,919	$4,843,165	$5,310,925

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of Dec. 31, 2017 and 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

10.	Rate Matters

Tax Reform - Regulatory Proceedings

The specific impacts of the TCJA on retail customer rates are subject to regulatory approval. NSP-Minnesota is in the process of quantifying the rate impacts of the TCJA and addressing these impacts in its recently concluded proceedings focused on retail base rate impacts.

A docket has been opened in Minnesota. NSP-Minnesota will provide a detailed filing to the MPUC by March 2, 2018, which will estimate the impact of the TCJA on the latest electric and natural gas rate case filings and corporate forecasts.

Dockets have also been opened in North Dakota and South Dakota. In February 2018, NSP-Minnesota provided the NDPSC a preliminary quantification of the impact of the TCJA on electric and natural gas revenue requirements. NSP-Minnesota proposed multi-year moratoriums on electric and natural gas rate case filings. NSP-Minnesota also filed comments with the SDPUC and proposed using the reduced revenue requirements from the TCJA to defer planned future rate filings.

Pending and Recently Concluded Regulatory Proceedings — MPUC

Minnesota 2016 Multi-Year Electric Rate Case — In June 2017, the MPUC issued a written order approving an estimated total rate increase of approximately $240 million over the four-year period covering 2016-2019.

Key terms:

•	Four-year period covering 2016-2019;

•	Annual sales true-up with decoupling subject to a 3 percent cap on surcharges;

•
In February 2018, NSP-Minnesota reported the 2017 sales true-up and revenue decoupling surcharge amounts of $22 million and $27 million, respectively, to be collected beginning April 1, 2018 through March 31, 2019.

•	ROE of 9.2 percent and an equity ratio of 52.5 percent;

•	Nuclear related costs will not be considered provisional;

•	Continued use of all existing electric riders, however no new electric riders may be utilized during the four-year term;

•	Deferral of incremental 2016 property tax expense above a fixed threshold to 2018 and 2019;

•	Four-year stay out provision for rate cases;

•	Property tax true-up mechanism for 2017-2019; and

•	Capital expenditure true-up mechanism for 2016-2019.

(Millions of Dollars, incremental)	2016	2017	2018	2019	Total
Revenues	$75	$55	$—	$50	$180
NSP-Minnesota’s sales true-up	60	—	—	—	60
Total rate impact	$135	$55	$—	$50	$240

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

In 2015, the MPUC voted to allow for full recovery, including a return, on $415 million of the total plant costs (inclusive of AFUDC), but only allow recovery of the remaining $333 million of costs with no return on this portion of the investment. As a result, Xcel Energy recorded a pre-tax loss of $129 million in the first quarter of 2015, after which the remaining book value of the Monticello project represented the present value of the estimated future cash flows.

2017 and 2018 TCR Filing — In November 2017, NSP-Minnesota submitted a TCR filing with the MPUC, requesting a combined recovery of approximately $110 million of transmission investment costs not included in electric base rates for 2017 and 2018. In accordance with NSP-Minnesota’s most recent electric rate case, three CapX2020 transmission projects currently included in the TCR rider remain in the rider through the multi-year plan period. NSP-Minnesota has also proposed recovery of one additional project related to grid modernization. An MPUC decision is expected in 2018.

Electric, Purchased Gas and Resource Adjustment Clauses

CIP and CIP Rider — CIP expenses are recovered through base rates and a rider that is adjusted annually. The estimated electric and natural gas incentives for 2017 are expected to be $32 million and $3 million, respectively, based on the approved savings goals in NSP-Minnesota’s CIP Triennial Plan. The plan sets an annual electric goal of saving the equivalent of 1.5 percent of the volume of electric energy sales and an annual natural gas goal of saving 1.0 percent of the volume of gas energy sales. In 2017 the MPUC approved the following for NSP-Minnesota:

•	The 2016 CIP electric and natural gas financial incentives totaling $48 million and $6 million, respectively; and

•
The proposed 2017 electric and natural gas CIP riders with estimated 2017 recovery of $59 million of electric CIP expenses and $18 million of natural gas CIP expenses. The proposed recovery through the riders is in addition to an estimated $89 million and $4 million through electric and gas base rates, respectively.

GUIC Rider — In February 2018, the MPUC approved a 2017 revenue requirement of approximately $20 million for GUIC investments. New rates are expected to be in effect in March 2018. In November 2017, NSP-Minnesota filed the 2018 GUIC rider with the MPUC requesting recovery of approximately $28 million from Minnesota gas utility customers.  Costs in both filings include funding for pipeline assessments as well as deferred costs from NSP-Minnesota’s existing sewer separation and pipeline integrity management programs.  The MPUC is currently considering the 2018 petition.

Annual Automatic Adjustment of Fuel Clause Charges — In May 2017, the MPUC voted to disallow approximately $4 million of replacement energy costs for the PI nuclear facility outages allocated to the Minnesota jurisdiction in 2015. This disallowance was recognized in the second quarter of 2017. In December 2017, the MPUC issued an order to hold utilities responsible for incremental costs of replacement power incurred due to unplanned outages under certain circumstances. In January 2018, NSP-Minnesota filed a petition for clarification of the order. The outcome of the petition is uncertain.

Pending Regulatory Proceedings — FERC

MISO ROE Complaints/ROE Adder — In November 2013, a group of customers filed a complaint at the FERC against MISO TOs, including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, and the removal of ROE adders (including those for RTO membership), effective Nov. 12, 2013.

In December 2015, an ALJ recommended the FERC approve a base ROE of 10.32 percent for the MISO TOs. The ALJ found the existing 12.38 percent ROE to be unjust and unreasonable. The recommended 10.32 percent ROE applied a FERC ROE policy adopted in a June 2014 order (Opinion 531). The FERC approved the ALJ recommended 10.32 percent base ROE in an order issued in September 2016. This ROE would be applicable for Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE would be 10.82 percent, including a 50 basis point adder for RTO membership. Various parties requested rehearing of the September 2016 order. The requests are pending FERC action.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any adder was filed with the FERC, resulting in a second period of potential refund from Feb. 12, 2015 to May 11, 2016. In June 2016, the ALJ recommended a ROE of 9.7 percent, applying the methodology adopted by the FERC in Opinion 531. In April 2017, the D.C. Circuit vacated and remanded Opinion 531. It is unclear how the D.C. Circuit’s opinion to vacate and remand Opinion 531 will affect the September 2016 FERC order or the timing and outcome of the second ROE complaint. In September 2017, certain MISO TOs (not including NSP-Minnesota and NSP-Wisconsin) filed a motion to dismiss the second ROE complaint. The motion to dismiss is pending FERC action.

As of Dec. 31, 2017, NSP-Minnesota has processed the refunds for the Nov. 12, 2013 to Feb. 11, 2015 complaint period based on the 10.32 percent ROE. NSP-Minnesota has also recognized a current refund liability consistent with the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

11.    Commitments and Contingencies

Commitments

Capital Commitments — NSP-Minnesota has made commitments in connection with a portion of its projected capital expenditures. NSP-Minnesota’s capital commitments primarily relate to wind project plans:

Upper Midwest Wind Projects — NSP-Minnesota has gained approval to build and own 1,150 MW of new wind generation in the Upper Midwest. NSP-Minnesota is also seeking approval from the MPUC to build and own the Dakota Range project, a 300 MW wind project in South Dakota.

Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2018 and 2033. NSP-Minnesota is required to pay additional amounts depending on actual quantities shipped under these agreements.

The estimated minimum purchases for NSP-Minnesota under these contracts as of Dec. 31, 2017, are as follows:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2018	$316	$61	$27	$105
2019	52	118	2	95
2020	14	34	1	84
2021	1	85	1	82
2022	—	66	1	79
Thereafter	—	379	—	360
Total (a)	$383	$743	$32	$805

(a)	Includes amounts allocated to NSP-Wisconsin through intercompany charges.

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

PPAs — NSP-Minnesota has entered into PPAs with other utilities and energy suppliers with expiration dates through 2039 for purchased power to meet system load and energy requirements and meet operating reserve obligations. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs accounted for as executory contracts also contain minimum energy purchase commitments. Capacity and energy payments are typically contingent on the independent power producing entity meeting contract obligations, including plant availability requirements. Contractual payments are adjusted based on market indices. The effects of price adjustments on our financial results are mitigated through purchased energy cost recovery mechanisms.

Included in electric fuel and purchased power expenses for PPAs, accounted for as executory contracts, were payments for capacity of $84 million, $90 million and $104 million in 2017, 2016 and 2015, respectively. At Dec. 31, 2017, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, are as follows:

(Millions of Dollars)	Capacity	Energy (a)
2018	$53	$93
2019	54	99
2020	53	106
2021	57	140
2022	61	155
Thereafter	172	367
Total (b)	$450	$960

(a)	Excludes contingent energy payments for renewable energy PPAs.

(b)	Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Additional energy payments under these PPAs and PPAs accounted for as operating leases will be required to meet expected future electric demand.

Leases — NSP-Minnesota leases a variety of equipment and facilities. These leases, primarily for office space, railcars, generating facilities, natural gas pipeline transportation, vehicles, aircraft and power-operated equipment, are accounted for as operating leases. Total expenses under operating lease obligations were approximately $77 million, $79 million and $79 million for 2017, 2016 and 2015, respectively. These expenses include capacity payments for PPAs accounted for as operating leases of $63 million, $63 million and $61 million in 2017, 2016 and 2015, respectively, recorded to electric fuel and purchased power expenses.

Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases in accordance with the applicable accounting guidance. Future commitments under all operating leases are:

(Millions of Dollars)	Operating Leases	PPA (a) (b) Operating Leases	Total Operating Leases
2018	$8	$66	$74
2019	13	82	95
2020	7	95	102
2021	7	97	104
2022	7	98	105
Thereafter	43	746	789

(a)	Amounts do not include PPAs accounted for as executory contracts.

(b)	PPA operating leases contractually expire through 2039.

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

NSP-Minnesota has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. NSP-Minnesota had approximately 1,069 MW of capacity under long-term PPAs at both Dec. 31, 2017 and 2016 with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2028.

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

MGP Sites

Fargo, N.D. MGP Site — In May 2015, underground pipes, tars and impacted soils were discovered in a right-of-way in Fargo, N.D. that appeared to be associated with a former MGP operated by NSP-Minnesota or prior companies. NSP-Minnesota removed impacted soils and other materials and commenced an investigation of the historic MGP and adjacent properties (the Fargo MGP Site). The North Dakota Department of Health approved NSP-Minnesota’s proposed cleanup plan in January 2017, which involves targeted source removal of impacted soils and historic MGP infrastructure. It is anticipated that remediation activities will be performed in 2018. NSP-Minnesota has also initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota agreed to the parties’ request for a stay of the litigation until May 31, 2018.

NSP-Minnesota had recorded an estimated liability of $16 million as of Dec. 31, 2017, and $11 million as of Dec. 31, 2016, for the Fargo MGP Site. The current cost estimate for the remediation of the site is approximately $23 million, of which approximately $7 million has been spent. NSP-Minnesota has deferred Fargo MGP Site costs allocable to the North Dakota jurisdiction, or approximately 88 percent of all remediation costs, as approved by the NDPSC. In December 2017, NSP-Minnesota filed a request with the MPUC to defer post-2017 expenditures allocable to the Minnesota jurisdiction.

Other MGP, Landfill or Disposal Sites — NSP-Minnesota is currently involved in investigating and/or remediating several MGP, landfill or other disposal sites. NSP-Minnesota has identified seven sites where contamination is present and where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities underway. NSP-Minnesota anticipates that these investigation or remediation activities will continue through at least 2018. NSP-Minnesota had accrued $3 million as of Dec. 31, 2017, and an immaterial amount as of Dec. 31, 2016, for all of these sites. There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred. NSP-Minnesota anticipates that any amounts spent will be fully recovered from customers.

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

Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2015, the EPA published a final rule regulating the management, storage, and disposal of coal combustion residuals (CCRs) as a nonhazardous waste (CCR Rule). Industry and environmental non-governmental organizations sought judicial review of the final CCR Rule, but a final decision has not been issued in that litigation. The EPA announced in late 2017 its intent to revise the CCR Rule. It is anticipated that the EPA will publish the revised rule in the first quarter of 2018.

Under the CCR Rule, utilities were required to complete groundwater sampling around their CCR landfills and surface impoundments and to analyze the results by early 2018 to determine if there were any statistically significant increases (SSIs) above background levels of certain constituents in the groundwater. NSP-Minnesota has identified SSIs at one site. Going forward, NSP-Minnesota will either conduct additional groundwater sampling to determine whether another source besides plant operations is impacting groundwater and/or to determine if corrective action is needed.

Until a final decision is reached in the litigation, the EPA publishes its revised rule, and NSP-Minnesota completes additional groundwater sampling, it is uncertain what impact, if any, there will be on the operations, financial position or cash flows of NSP-Minnesota. NSP-Minnesota believes that any associated costs would be recoverable through regulatory mechanisms.

Federal CWA Waters of the United States Rule — In 2015, the EPA and the U.S. Army Corps of Engineers (Corps) published a final rule that significantly expanded the types of water bodies regulated under the CWA and broadened the scope of waters subject to federal jurisdiction. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected in 2018.

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. On June 2017, the agencies issued a proposed rule that rescinds the final rule and reinstates the prior definition of “Water of the U.S.” The agencies are also undertaking a rulemaking to develop a new definition of “Waters of the U.S.”

Federal CWA Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals.  In 2017, the EPA delayed the compliance date for flue gas desulfurization wastewater and bottom ash transport until November 2020 while the agency conducts a rulemaking process to potentially revise the effluent limitations and pretreatment standards for these waste streams.

Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. The EPA published the final 316(b) rule in 2014. The rule prescribes technology for protecting fish that get stuck on plant intake screens (known as impingement) and describes a process for site-specific determinations by each state for sites that must protect the small aquatic organisms that pass through the intake screens into the plant cooling systems (known as entrainment). NSP-Minnesota estimates the likely cost for complying with impingement requirements may be incurred between 2018 and 2027 and is approximately $37 million. NSP-Minnesota believes at least six plants could be required by state regulators to make improvements to reduce entrainment. The exact total cost of the entrainment improvements is uncertain, but could be up to $188 million. NSP-Minnesota anticipates these costs will be fully recoverable in rates.

Air
GHG Emission Standard for Existing Sources (CPP) — In 2015, the EPA issued its final CPP rule for existing power plants.  Among other things, the CPP requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim and final emission performance targets.

The CPP was challenged by multiple parties in the D.C. Circuit Court.  In February 2016, the U.S. Supreme Court issued an order staying the final CPP rule. The stay will remain in effect until the D.C. Circuit Court reaches its decision and the U.S. Supreme Court either declines to review the lower court’s decision or reaches a decision of its own.

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. The D.C. Circuit granted the EPA’s request and is holding the litigation in abeyance, while considering briefs by the parties on whether the court should remand the challenges to the EPA rather than holding them in abeyance, determining whether and how the court continues or ends the stay that currently applies to the CPP.

In October 2017, the EPA published a proposed rule to repeal the CPP, based on an analysis that the CPP exceeds the EPA’s statutory authority under the CAA. In the proposal, the EPA stated it has not yet determined whether it will promulgate a new rule to regulate GHG emissions from existing EGUs. In December 2017, the EPA issued an Advanced Notice of Proposed Rulemaking to take and consider comments on whether to issue a future rule and what such a rule should include.

Implementation of the NAAQS for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010 and evaluated areas in three phases. In December 2017, the EPA adopted a final rule that completed its initial designations of areas attaining or not attaining the standard. The EPA’s final actions designate all areas near NSP-Minnesota’s generating plants as meeting the SO2 NAAQS.

Revisions to the NAAQS for Ozone — In 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. In November 2017, the EPA published final designations of areas that meet the 2015 ozone standard. NSP-Minnesota meets the 2015 ozone standard in all areas where its generating units operate.

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for property related to the following: electric production (nuclear, steam, wind, other and hydro), electric distribution and transmission, natural gas transmission and distribution, natural gas storage and general property. The electric production obligations include asbestos, processed water and ash-containment facilities, radiation sources, storage tanks, control panels and decommissioning. The asbestos recognition associated with electric production includes certain plants. AROs also have been recorded for NSP-Minnesota steam production related to processed water and ash-containment facilities such as ash ponds, evaporation ponds and solid waste landfills. NSP-Minnesota has also recorded AROs for the retirement and removal of assets at certain wind production facilities for which the land is leased and removal is required by contract.

NSP-Minnesota has recognized AROs for the retirement costs of natural gas mains and lines and for the removal of electric transmission and distribution equipment, which consists of obligations associated with polychlorinated biphenyl, mineral oil, lithium batteries, mercury and street lighting lamps. The common general AROs include obligations related to storage tanks, radiation sources and office buildings.

For the nuclear assets, the ARO is associated with the decommissioning of the NSP-Minnesota nuclear generating plants, Monticello and PI. See Note 12 for further discussion of nuclear obligations.

A reconciliation of NSP-Minnesota’s AROs for the years ended Dec. 31, 2017 and 2016 is as follows:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2017	Liabilities Settled (a)	Accretion	Cash Flow Revisions (b)	Ending Balance Dec. 31, 2017 (c)
Electric plant
Nuclear production decommissioning	$2,249,322	$—	$113,785	$(489,474)	$1,873,633
Wind production	90,106	—	4,047	—	94,153
Steam production ash containment	41,739	(3,443)	1,276	(668)	38,904
Steam and other production asbestos	26,731	(1,511)	1,081	(1,308)	24,993
Electric distribution	5,624	—	205	—	5,829
Other	1,785	—	68	—	1,853
Natural gas plant
Gas transmission and distribution	35,771	—	1,464	6,331	43,566
Other	186	—	6	—	192
Common and other property
Common general plant asbestos	579	(608)	29	—	—
Common miscellaneous	724	—	27	—	751
Total liability	$2,452,567	$(5,562)	$121,988	$(485,119)	$2,083,874

(a)	The liabilities settled relate to asbestos abatement projects and the closure of certain ash containment facilities.

(b)	In 2017, AROs were revised for changes in estimated cash flows and the timing of those cash flows. The nuclear decommissioning ARO decreased due to updated assumptions in the nuclear triennial filing

(c)	No liabilities were recognized during 2017.

The aggregate fair value of NSP-Minnesota’s legally restricted assets, for purposes of funding future nuclear decommissioning, was $2.1 billion as of Dec. 31, 2017, consisting of external investment funds.

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

Indeterminate AROs — Outside of the known and recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Minnesota’s facilities, but no confirmation or measurement of the amount of asbestos or cost of removal could be determined as of Dec. 31, 2017. Therefore, an ARO has not been recorded for these facilities.

Removal Costs — NSP-Minnesota records a regulatory liability for the plant removal costs of generation, transmission and distribution facilities that are recovered currently in rates. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long time periods over which the amounts were accrued and the changing of rates over time, NSP-Minnesota has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Removal costs as of Dec. 31, 2017 and 2016 were $442 million and $419 million, respectively.

Nuclear Insurance

NSP-Minnesota’s public liability for claims resulting from any nuclear incident is limited to $13.4 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.0 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear incident. NSP-Minnesota is subject to assessments of up to $127 million per reactor-incident for each of its three licensed reactors, to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $19 million per reactor per incident during any one year. These maximum assessment amounts are both subject to inflation adjustment by the NRC and state premium taxes. The NRC’s last adjustment was effective September 2013.

NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL) and European Mutual Association for Nuclear Insurance (EMANI). The coverage limits are $2.3 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term. All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $19 million for business interruption insurance and $41 million for property damage insurance if losses exceed accumulated reserve funds.

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

Fuel Disposal — NSP-Minnesota is responsible for temporarily storing used or spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available. NSP-Minnesota has funded its portion of the DOE’s permanent disposal program since 1981. Through May 2014, the fuel disposal fees were based on a charge of 0.1 cent per KWh sold to customers from nuclear generation. Since that time, the DOE has set the fee to zero. There were no DOE fuel disposal assessments in 2017 or 2016.

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

As of Dec. 31, 2017, NSP-Minnesota has accumulated $2.1 billion of assets held in external decommissioning trusts. The following table summarizes the funded status of NSP-Minnesota’s decommissioning obligation based on parameters established in the most recently approved decommissioning study. Xcel Energy believes future decommissioning costs, if necessary, will continue to be recovered in customer rates. The amounts presented below were prepared on a regulatory basis, and are not recorded in the financial statements for the ARO.

	Regulatory Basis
(Thousands of Dollars)	2017	2016
Estimated decommissioning cost obligation from most recently approved study (in 2014 dollars)	$3,012,342	$3,012,342
Effect of escalating costs (to 2017 and 2016 dollars, respectively, at 4.36/3.36 percent)	395,670	258,278
Estimated decommissioning cost obligation (in current dollars)	3,408,012	3,270,620
Effect of escalating costs to payment date (4.36/3.36 percent)	7,797,482	7,934,874
Estimated future decommissioning costs (undiscounted)	11,205,494	11,205,494
Effect of discounting obligation (using average risk-free interest rate of 2.80 percent and 3.25 percent for 2017 and 2016, respectively)	(6,398,052)	(7,068,362)
Discounted decommissioning cost obligation	$4,807,442	$4,137,132

Assets held in external decommissioning trust	$2,143,281	$1,860,762
Underfunding of external decommissioning fund compared to the discounted decommissioning obligation	2,664,161	2,276,370

Calculations and data used by the regulator in approving NSP-Minnesota’s rates are useful in assessing future cash flows. The regulatory basis information is a means to reconcile amounts previously provided to the MPUC and utilized for regulatory purposes to amounts used for financial reporting. The following table provides a reconciliation of the discounted decommissioning cost obligation - regulated basis to the ARO recorded in accordance with GAAP:

(Thousands of Dollars)	2017	2016
Discounted decommissioning cost obligation - regulated basis	$4,807,442	$4,137,132
Differences in discount rate and market risk premium	(1,402,846)	(1,043,655)
O&M costs not included for GAAP	(1,041,489)	(844,155)
ARO differences between 2017 and 2014 cost studies	(489,474)	—
Nuclear production decommissioning ARO - GAAP	$1,873,633	$2,249,322

Decommissioning expenses recognized as a result of regulation for the years ending Dec. 31 were:

(Thousands of Dollars)	2017	2016	2015
Annual decommissioning recorded as depreciation expense: (a) (b)	$20,372	$20,372	$6,862

(a)	Decommissioning expense does not include depreciation of the capitalized nuclear asset retirement costs.

(b)	Decommissioning expenses in 2017 and 2016 include Minnesota’s retail jurisdiction annual funding requirement of approximately $14 million. The 2015 expense was offset by the DOE settlement refund.

The 2014 nuclear decommissioning filing approved in 2015 has been used for the regulatory presentation for both 2017 and 2016. The most recent triennial filing was submitted in December 2017 and is currently pending with the MPUC, with an order expected in 2018.

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

The components of regulatory assets shown on the consolidated balance sheets of NSP-Minnesota at Dec. 31, 2017 and 2016 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2017		Dec. 31, 2016
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	7	Various	$28,521	$403,736	$25,444	$407,783
Net AROs (b)	1, 11, 12	Plant lives	—	193,105	—	274,580
Excess deferred taxes - TCJA	6	Various	—	133,061	—	—
Recoverable deferred taxes on AFUDC recorded in plant (c)	1	Plant lives	—	118,964	—	206,729
Contract valuation adjustments (d)	1, 9	Term of related contract	14,387	89,793	13,860	103,620
PI EPU		Seventeen years	3,315	58,396	3,288	61,772
Purchased power contracts costs	11	Term of related contract	1,735	39,343	727	41,077
Conservation programs (e)	1	One to two years	40,416	25,876	34,593	39,034
Environmental remediation costs	11	Pending future rate cases	—	24,589	—	14,594
Nuclear refueling outage costs	1	One to two years	49,304	19,681	48,750	16,196
Losses on reacquired debt	4	Term of related debt	2,207	17,590	1,928	11,507
Deferred purchased natural gas and electric energy costs	1	One to three years	13,534	13,347	9,325	16,317
Sales true-up and revenue decoupling		One to two years	37,322	12,441	—	—
Gas pipeline inspection and remediation costs		One to two years	22,538	4,554	7,042	9,108
State commission adjustments	1	Plant lives	—	3,493	—	3,622
Renewable resources and environmental initiatives	11	One to two years	45,911	365	30,801	17,165
Other		Various	17,202	32,095	10,508	22,047
Total regulatory assets			$276,392	$1,190,429	$186,266	$1,245,151

(a)
Includes $178.5 million and $241.0 million for the regulatory recognition of pension expense, of which $9.2 million and $15.3 million is included in the current asset at Dec. 31, 2017 and 2016, respectively. Also included are $0.9 million and $1.0 million of regulatory assets related to the non-qualified pension plan, of which $0.1 million is included in the current asset at both Dec. 31, 2017 and 2016.

(b)	Includes amounts recorded for future recovery of AROs, less amounts recovered through nuclear decommissioning accruals and gains from decommissioning investments.

(c)	Includes a write-down of $91.2 million as a result of the revaluation of deferred tax gross up at the new federal tax rate at Dec. 31, 2017.

(d)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

(e)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

The components of regulatory liabilities shown on the consolidated balance sheets of NSP-Minnesota at Dec. 31, 2017 and 2016 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2017		Dec. 31, 2016
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Excess deferred taxes - TCJA (a)	6	Various	$—	$1,488,113	$—	$—
Plant removal costs	1, 11	Plant lives	—	441,585	—	418,770
Deferred income tax adjustment	1, 6	Various	—	20,702	—	29,253
Investment tax credit deferrals	1, 6	Various	—	16,803	—	18,002
Renewable resources and environmental initiatives	10, 11	Less than one year	19,451	—	—	—
Contract valuation adjustments (b)	1, 9	Term of related contract	17,157	—	15,321	—
DOE Settlement		Less than one year	12,771	—	14,846	—
Deferred electric energy costs	1	Less than one year	11,270	—	18,639	—
Other		Various	22,754	11,324	11,973	23,800
Total regulatory liabilities (c)			$83,403	$1,978,527	$60,779	$489,825

(a)	Primarily relates to the revaluation of recoverable/regulated plant ADIT and $55.9 million revaluation impact of non-plant ADIT at Dec. 31, 2017.

(b)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.
(c)    Revenue subject for refund of $15.0 million and $43.5 million for 2017 and 2016, respectively, is included in other current liabilities.

At Dec. 31, 2017 and 2016, approximately $142 million and $73 million of NSP-Minnesota’s regulatory assets represented past expenditures not currently earning a return, respectively. This amount primarily includes certain pension and recoverable purchased natural gas and electric energy costs.

14.    Other Comprehensive Income

Changes in accumulated other comprehensive (loss) income, net of tax, for the years ended Dec. 31, 2017 and 2016 were as follows:

	Year Ended Dec. 31, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(18,208)	$105	$(2,680)	$(20,783)
Other comprehensive income (loss) before reclassifications	85	—	(566)	(481)
Losses reclassified from net accumulated other comprehensive loss	931	—	145	1,076
Net current period other comprehensive income (loss)	1,016	—	(421)	595

Adoption of ASU No. 2018-02 (a)	(3,703)	23	(669)	(4,349)
Accumulated other comprehensive (loss) income at Dec. 31	$(20,895)	$128	$(3,770)	$(24,537)

(a)
In 2017, NSP-Minnesota implemented ASU No. 2018-02 related to the TCJA, which resulted in reclassification of certain credit balances within net accumulated other comprehensive loss to retained earnings. For further information, see Note 2.

	Year Ended Dec. 31, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive (loss) income at Jan. 1	$(19,090)	$105	$(2,096)	$(21,081)
Other comprehensive loss before reclassifications	5	—	(661)	(656)
Losses (gains) reclassified from net accumulated other comprehensive loss	877	—	77	954
Net current period other comprehensive income (loss)	882	—	(584)	298
Accumulated other comprehensive (loss) income at Dec. 31	$(18,208)	$105	$(2,680)	$(20,783)

Reclassifications from accumulated other comprehensive (loss) income for the years ended Dec. 31, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Year Ended Dec. 31, 2017		Year Ended Dec. 31, 2016
Losses (gains) on cash flow hedges:
Interest rate derivatives	$1,571	(a)	$1,392	(a)
Vehicle fuel derivatives	(38)	(b)	104	(b)
Total, pre-tax	1,533		1,496
Tax benefit	(602)		(619)
Total, net of tax	931		877
Defined benefit pension and postretirement losses (gains):
Amortization of net loss	436	(c)	332	(c)
Prior service cost	(198)	(c)	(196)	(c)
Total, pre-tax	238		136
Tax benefit	(93)		(59)
Total, net of tax	145		77
Total amounts reclassified, net of tax	$1,076		$954

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 7 for details regarding these benefit plans.

15.	Segments and Related Information

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

The accounting policies of the segments are the same as those described in Note 1.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2017
Operating revenues (a)	$4,541,753	$531,920	$28,354	$—	$5,102,027
Intersegment revenues	658	468	—	(1,126)	—
Total revenues	$4,542,411	$532,388	$28,354	$(1,126)	$5,102,027

Depreciation and amortization	$661,294	$38,733	$610	$—	$700,637
Interest charges and financing costs	199,789	13,552	5	—	213,346
Income tax expense	179,896	10,004	9,780	—	199,680
Net income (loss)	462,510	28,387	(776)	—	490,121

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2016
Operating revenues (a)	$4,404,585	$467,393	$28,309	$—	$4,900,287
Intersegment revenues	655	513	—	(1,168)	—
Total revenues	$4,405,240	$467,906	$28,309	$(1,168)	$4,900,287

Depreciation and amortization	$554,305	$41,808	$545	$—	$596,658
Interest charges and financing cost	200,811	13,165	—	—	213,976
Income tax expense (benefit)	215,496	12,020	(2,997)	—	224,519
Net income	465,452	18,293	4,999	—	488,744

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2015
Operating revenues (a)	$4,183,715	$545,135	$27,956	$—	$4,756,806
Intersegment revenues	791	686	—	(1,477)	—
Total revenues	$4,184,506	$545,821	$27,956	$(1,477)	$4,756,806

Depreciation and amortization	$434,462	$44,446	$434	$—	$479,342
Interest charges and financing cost	183,632	12,191	215	—	196,038
Income tax expense	158,414	13,825	8,495	—	180,734
Net income (loss)	332,965	26,894	(3,020)	—	356,839

(a)
Operating revenues include $490 million, $476 million and $473 million of intercompany revenue for the years ended Dec. 31, 2017, 2016 and 2015, respectively. See Note 16 for further discussion of related party transactions by operating segment.

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

The table below contains significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Thousands of Dollars)	2017	2016	2015
Operating revenues:
Electric	$490,221	$475,534	$473,099
Gas	47	41	45
Operating expenses:
Purchased power	66,776	63,018	70,504
Transmission expense	110,457	107,466	92,751
Other operating expenses — paid to Xcel Energy Services Inc.	539,425	512,975	439,151
Interest expense	—	49	238
Interest income	—	—	28

Accounts receivable and payable with affiliates at Dec. 31 were:

	2017		2016
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$17,825	$—	$18,567	$—
PSCo	—	7,738	—	7,669
SPS	—	964	—	935
Other subsidiaries of Xcel Energy Inc.	30,669	71,368	30,788	50,612
	$48,494	$80,070	$49,355	$59,216

17.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Operating revenues	$1,307,140	$1,164,940	$1,355,779	$1,274,168
Operating income	179,070	169,650	336,337	182,913
Net income	94,166	87,662	229,003	79,290

	Quarter Ended
(Thousands of Dollars)	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Operating revenues	$1,234,633	$1,088,100	$1,345,379	$1,232,175
Operating income	183,898	159,675	347,421	207,481
Net income	94,629	78,176	206,552	109,387

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

Internal Control Over Financial Reporting

No change in NSP-Minnesota’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting. NSP-Minnesota maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Minnesota has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level. During the year and in preparation for issuing its report for the year ended Dec. 31, 2017 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

In 2016, NSP-Minnesota implemented the general ledger modules, as well as initiated deployment of work management systems modules, of a new enterprise resource planning system to improve certain financial and related transaction processes. NSP-Minnesota implemented additional work management systems modules in 2017. NSP-Minnesota updated its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting systems. NSP-Minnesota does not believe that this implementation had an adverse effect on its internal control over financial reporting.

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

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2018 Annual Meeting of Shareholders, which is incorporated by reference.

Item 14 — Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 3, 2018. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2017.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Balance Sheets — As of Dec. 31, 2017 and 2016.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2017, 2016 and 2015.
Consolidated Statements of Capitalization — As of Dec. 31, 2017 and 2016.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2017, 2016 and 2015.

3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

3.01*
Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000) (Exhibit 3.01 to Form 10-12G (file no. 000-31709) dated Oct. 5, 2000).

3.02*	By-Laws of Northern States Power Co. (a Minnesota corporation) as Amended and Restated on Sept. 26, 2013(Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 000-31387)).
4.01*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds (Exhibit 4.10 to Form 10-K of Xcel Energy for the year ended Dec. 31, 2017 (file no. 001-03034)).  Supplemental Indentures between NSP-Minnesota and said Trustee, dated as follows:

4.02*
Supplemental Trust Indenture dated June 1, 1995, creating $250 million principal amount of 7.125 percent First Mortgage Bonds, Series due July 1, 2025 (Exhibit 4.11 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2017).

4.03*
Supplemental Trust Indenture dated March 1, 1998, creating $150 million principal amount of 6.5 percent First Mortgage Bonds, Series due March 1, 2028 (Exhibit 4.12 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2017).

4.04*	Supplemental Trust Indenture dated Aug. 1, 2000 (Assignment and Assumption of Trust Indenture) (Exhibit 4.51 to NSP-Minnesota Form 10-12G (file no. 000-31709) dated Oct. 5, 2000).
4.05*
Indenture, dated July 1, 1999, between NSP-Minnesota and Norwest Bank Minnesota, NA, as Trustee, providing for the issuance of Sr. Debt Securities. (Exhibit 4.14 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2017).

4.06*
Supplemental Indenture, dated Aug. 18, 2000, supplemental to the Indenture dated July 1, 1999, among Xcel Energy, NSP-Minnesota and Wells Fargo Bank Minnesota, NA, as Trustee (Assignment and Assumption of Indenture) (Exhibit 4.63 to NSP-Minnesota Form 10-12G (file no. 000-31709) dated Oct. 5, 2000).

4.07*
Supplemental Trust Indenture dated July 1, 2005 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $250 million principal amount of 5.25 percent First Mortgage Bonds, Series due July 15, 2035 (Exhibit 4.01 to NSP-Minnesota Current Report on Form 8-K (file no. 001-31387) dated July 14, 2005).

4.08*
Supplemental Trust Indenture dated May 1, 2006 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $400 million principal amount of 6.25 percent First Mortgage Bonds, Series due June 1, 2036 (Exhibit 4.01 to NSP-Minnesota Current Report on Form 8-K (file no. 001-31387) dated May 18, 2006).

4.09*
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

4.17*
Supplemental Indenture dated as of Sept. 1, 2017 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor trustee, creating $600 million principal amount of 3.60 percent First Mortgage Bonds, Series due Sept. 15, 2047. (Exhibit 4.10 to Form 8-K of NSP-Minnesota dated Sept. 13, 2017 (file no. 001-31387)).

10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement) (Exhibit 10.02 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Amendment and Restatement) (Exhibit 10.05 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.03*+	Xcel Energy Inc. Non-Employee Directors Deferred Compensation Plan (Exhibit 10.08 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.04*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.05*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009 (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.06*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota (Exhibit 10.01 to NSP-Wisconsin Form S-4 (file no. 333-112033) dated Jan. 21, 2004).
10.07*+
Amendment dated Aug. 26, 2009 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy.  (Exhibit 10.06 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2009).

10.08*+	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.08 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2009).
10.09*+
Xcel Energy Inc. Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (incorporated by reference to Appendix A to Schedule 14A, Definitive Proxy Statement to Xcel Energy (file no. 001-03034) dated April 6, 2010).

10.10*+
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

10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.07 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.13*+
First Amendment effective Nov. 29, 2011 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.14*+
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

10.16*+
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

10.18*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.19*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Long-Term Incentive Award Agreement (Exhibit 10.23 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).
10.20*
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

10.21*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2015).
10.22*+
Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. (As First Effective May 20, 2015) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.02 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.23*+
Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.03 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.24*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan Form of Award Agreement. (Exhibit 10.28 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).
10.25*+
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

10.27*
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

10.28*+
Third Amendment dated Sept. 30, 2016 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2016).

10.29*+
Form of Xcel Energy, Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.33 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2016).

10.30*+
Fourth Amendment to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.1 to Form 10-Q of Xcel Energy for the quarter ended Sept. 30, 2017 (file no. 001-03034)).

10.31*+
Sixth Amendment dated Feb. 22, 2018 to Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.30 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2017.

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

SCHEDULE II

NSP-MINNESOTA AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2017, 2016 AND 2015
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves (b)	Balance at Dec. 31
Allowance for bad debts:
2017	$19,968	$15,683	$3,830	$18,203	$21,278
2016	20,750	15,043	4,208	20,033	19,968
2015	22,937	14,420	4,412	21,019	20,750

(a)	Recovery of amounts previously written off.

(b)	Deductions relate primarily to bad debt write-offs.

Item 16 — Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 23, 2018	/s/ ROBERT C. FRENZEL
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