Form 10-Q
period 2018-03-31
NORTHERN STATES POWER CO
filed 2018-04-27
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2018
Common Stock, $0.01 par value	1,000,000 shares
Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I —	FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 4 —	Controls and Procedures	31

PART II —	OTHER INFORMATION

Item 1 —	Legal Proceedings	31
Item 1A —	Risk Factors	31
Item 6 —	Exhibits	32

SIGNATURES		33

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2018	2017
Operating revenues
Electric, non-affiliates	$945,291	$955,341
Electric, affiliates	116,972	123,689
Natural gas	241,432	221,183
Other	7,056	6,927
Total operating revenues	1,310,751	1,307,140

Operating expenses
Electric fuel and purchased power	407,772	396,121
Cost of natural gas sold and transported	155,266	142,745
Cost of sales — other	4,181	4,178
Operating and maintenance expenses	292,295	308,626
Conservation program expenses	30,810	32,499
Depreciation and amortization	181,478	172,179
Taxes (other than income taxes)	67,545	68,324
Total operating expenses	1,139,347	1,124,672

Operating income	171,404	182,468

Other income (expense), net	216	(1,534)
Allowance for funds used during construction — equity	6,748	6,283

Interest charges and financing costs
Interest charges — includes other financing costs of $1,815 and $1,786, respectively	57,352	57,264
Allowance for funds used during construction — debt	(3,435)	(3,228)
Total interest charges and financing costs	53,917	54,036

Income before income taxes	124,451	133,181
Income taxes	12,711	39,015
Net income	$111,740	$94,166

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2018	2017
Net income	$111,740	$94,166

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $23 and $25, respectively	53	35

Derivative instruments:
Net fair value increase (decrease), net of tax of $2 and $0, respectively	5	—
Reclassification of losses to net income, net of tax of $65 and $139, respectively	167	203
	172	203
Marketable securities:
Reclassification of gains to net income, net of tax of $(51) and $0, respectively	(128)	—

Other comprehensive income	97	238
Comprehensive income	$111,837	$94,404

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net income	$111,740	$94,166
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	183,058	173,726
Nuclear fuel amortization	30,785	30,852
Deferred income taxes	9,474	52,411
Amortization of investment tax credits	(409)	(414)
Allowance for equity funds used during construction	(6,748)	(6,283)
Net realized and unrealized hedging and derivative transactions	(1,006)	1,744
Other, net	(1,245)	—
Changes in operating assets and liabilities:
Accounts receivable	(34,677)	(25,483)
Accrued unbilled revenues	76,058	69,893
Inventories	45,261	32,678
Other current assets	39,247	(6,397)
Accounts payable	(47,971)	(22,007)
Net regulatory assets and liabilities	74,143	1,513
Other current liabilities	34,793	(16,016)
Pension and other employee benefit obligations	(60,804)	(58,004)
Change in other noncurrent assets	750	849
Change in other noncurrent liabilities	(18,304)	(11,593)
Net cash provided by operating activities	434,145	311,635

Investing activities
Utility capital/construction expenditures	(214,092)	(277,125)
Allowance for equity funds used during construction	6,748	6,283
Purchases investment securities	(184,565)	(172,751)
Proceeds from the sale of investment securities	179,472	167,658
Investments in utility money pool arrangement	(159,000)	(87,000)
Repayments from utility money pool arrangement	111,000	87,000
Other, net	(2,605)	(4,565)
Net cash used in investing activities	(263,042)	(280,500)

Financing activities
Repayments of short-term borrowings, net	(20,000)	(46,000)
Borrowings under utility money pool arrangement	69,000	25,000
Repayments under utility money pool arrangement	(154,000)	(25,000)
Repayments of long-term debt, including reacquisition premiums	(5)	(10)
Capital contributions from parent	49,622	89,487
Dividends paid to parent	(98,687)	(89,428)
Net cash used in financing activities	(154,070)	(45,951)

Net change in cash and cash equivalents	17,033	(14,816)
Cash and cash equivalents at beginning of period	43,781	47,595
Cash and cash equivalents at end of period	$60,814	$32,779

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(63,767)	$(68,511)
Cash received for income taxes, net	48,205	10,080
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$35,823	$48,551

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$60,814	$43,781
Accounts receivable, net	380,488	345,110
Accounts receivable from affiliates	18,770	48,494
Investments in utility money pool arrangement	48,000	—
Accrued unbilled revenues	201,658	277,716
Inventories	292,491	337,712
Regulatory assets	283,438	276,392
Derivative instruments	14,564	25,230
Prepaid taxes	33,205	79,145
Prepayments and other	51,077	43,682
Total current assets	1,384,505	1,477,262

Property, plant and equipment, net	13,028,405	13,033,612

Other assets
Nuclear decommissioning fund and other investments	2,198,254	2,192,344
Regulatory assets	1,165,925	1,190,429
Derivative instruments	29,902	28,102
Other	15,393	4,142
Total other assets	3,409,474	3,415,017
Total assets	$17,822,384	$17,925,891

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$7	$7
Short-term debt	—	20,000
Borrowings under utility money pool arrangement	—	85,000
Accounts payable	308,039	368,342
Accounts payable to affiliates	54,787	80,070
Regulatory liabilities	84,405	83,403
Taxes accrued	295,569	229,335
Accrued interest	52,517	65,896
Dividends payable to parent	84,558	98,687
Derivative instruments	19,045	17,697
Customer deposits	99,293	95,369
Other	145,054	152,965
Total current liabilities	1,143,274	1,296,771

Deferred credits and other liabilities
Deferred income taxes	1,617,720	1,612,341
Deferred investment tax credits	22,119	22,528
Regulatory liabilities	2,013,845	1,978,527
Asset retirement obligations	2,109,092	2,083,874
Derivative instruments	98,692	102,742
Pension and employee benefit obligations	269,870	331,087
Other	90,907	89,440
Total deferred credits and other liabilities	6,222,245	6,220,539

Commitments and contingencies
Capitalization
Long-term debt	4,934,017	4,933,011
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at March 31, 2018 and Dec. 31, 2017, respectively	10	10
Additional paid in capital	3,600,234	3,580,234
Retained earnings	1,947,044	1,919,863
Accumulated other comprehensive loss	(24,440)	(24,537)
Total common stockholder’s equity	5,522,848	5,475,570
Total liabilities and equity	$17,822,384	$17,925,891
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2018 and 2017; and its cash flows for the three months ended March 31, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 26, 2018. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. NSP-Minnesota has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and proposed in Targeted Improvements, Topic 842 (Proposed ASU 2018-200). As such, agreements entered into prior to Jan. 1, 2019 that are currently considered leases are expected to be recognized on the consolidated balance sheet, including contracts for use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for natural gas-fueled generating facilities. NSP-Minnesota expects that similar agreements entered into after Dec. 31, 2018 will generally qualify as leases under the new standard.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Minnesota implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a significant impact on NSP-Minnesota’s consolidated financial statements. For related disclosures, see Note 13.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminated the available-for-sale classification for marketable equity securities and also replaced the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are recognized in earnings. NSP-Minnesota implemented the guidance on Jan. 1, 2018. As a result of application of accounting principles for rate regulated entities, changes in the fair value of the securities in the nuclear decommissioning fund, historically classified as available-for-sale, continue to be deferred to a regulatory asset, and the overall adoption impacts were not material.

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. NSP-Minnesota implemented the new guidance on Jan. 1, 2018, and as a result, $3.4 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the consolidated income statement for the three months ended March 31, 2017. Under a practical expedient permitted by the standard, NSP-Minnesota used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2018	Dec. 31, 2017
Accounts receivable, net
Accounts receivable	$401,941	$366,388
Less allowance for bad debts	(21,453)	(21,278)
	$380,488	$345,110

(Thousands of Dollars)	March 31, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$208,571	$209,236
Fuel	78,668	94,483
Natural gas	5,252	33,993
	$292,491	$337,712

(Thousands of Dollars)	March 31, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$17,132,020	$17,024,925
Natural gas plant	1,383,329	1,370,330
Common and other property	726,591	724,066
Construction work in progress	547,219	530,126
Total property, plant and equipment	19,789,159	19,649,447
Less accumulated depreciation	(7,136,022)	(7,018,249)
Nuclear fuel	2,701,050	2,697,412
Less accumulated amortization	(2,325,782)	(2,294,998)
	$13,028,405	$13,033,612

4.	Income Taxes

Except to the extent noted below, Note 6 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

Three Months ended March 31
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax, net of federal tax effect	7.1	5.8
Increases (decreases) in tax from:
Wind production tax credits	(17.0)	(10.7)
Regulatory differences - ARAM (a)	(8.7)	(0.2)
Regulatory differences - ARAM deferral (b)	8.5	—
Regulatory differences - other utility plant items	0.1	0.1
Other tax credits, net of federal income tax expense	(1.5)	(1.0)
Other, net	0.7	0.3
Effective income tax rate	10.2%	29.3%

(a)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(b)
As we receive further clarity or direction from our commissions regarding the flow back to customers of excess deferred taxes resulting from the TCJA, the ARAM deferral may decrease during the year, which would result in a reduction to tax expense with a correlating reduction to revenue.

Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2011	December 2018
2012 - 2013	October 2018
2014	September 2018
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback and in 2015 the IRS forwarded the issue to the Office of Appeals (“Appeals”). In 2017 Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. As of March 31, 2018, the case has been forwarded to the Joint Committee on Taxation.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). After evaluating the proposed adjustment Xcel Energy filed a protest with the IRS. Xcel Energy anticipates the issue will be forwarded to Appeals. As of March 31, 2018, Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is uncertain.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2018, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In 2016, the state of Minnesota began an audit of years 2010 through 2014. As of March 31, 2018, Minnesota had not proposed any material adjustments.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$10.6	$10.2
Unrecognized tax benefit — Temporary tax positions	7.9	7.9
Total unrecognized tax benefit	$18.5	$18.1

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(14.6)	$(12.8)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes, the Minnesota audit progresses, and other state audits resume. As the IRS Appeals and Minnesota audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $12 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	March 31, 2018	Dec. 31, 2017
Payable for interest related to unrecognized tax benefits at beginning of period	$(0.9)	$(2.0)
Interest income (expense) related to unrecognized tax benefits recorded during the period	(1.0)	1.1
Payable for interest related to unrecognized tax benefits at end of period	$(1.9)	$(0.9)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

The Minnesota Public Utility Commission (MPUC) opened a TCJA docket and issued a request for information on the impacts of the TCJA in January 2018. In March 2018, the Minnesota Department of Commerce (DOC) recommended adjusting rates or implementing refunds for the current tax impacts and incorporating the deferred tax impacts in each utility’s next rate case.

In April 2018, NSP-Minnesota filed an update of the estimated impact of the TCJA, which reflected an overall reduction in 2018 revenue requirements of approximately $136 million for electric and $7 million for natural gas. The filing also proposed recommended options for delivering tax reform benefits to customers. The proposed electric options included: customer refunds and rider impacts of $68 million, deferral of $44 million to allow for a rate case stay-out for 2020, acceleration of depreciation for the King coal plant of $22 million and low income program funding of $2 million. The proposed natural gas options included customer refunds and rider impacts of $3 million, with the remaining TCJA benefits deferred to mitigate increased costs in the next natural gas rate case. A MPUC decision is expected later in 2018.

Dockets have also been opened in North Dakota and South Dakota. In February 2018, NSP-Minnesota proposed using the reduced revenue requirements from the TCJA to defer planned future rate filings in both jurisdictions.

Federal Energy Regulatory Commission (FERC) Formula Rates — The FERC has not yet issued guidance on how or when electric utilities should reflect the impacts of the TCJA in FERC jurisdictional wholesale rates. The FERC issued a Notice of Inquiry (NOI) in March 2018 seeking comments on how to reflect TCJA impacts in wholesale rates, in particular changes to accumulated deferred income taxes and bonus depreciation. Comments for the NOI are due in May 2018. However, FERC-approved formula rates for wholesale customers are generally adjusted on an annual basis for certain changes in rate base and actual operating expenses, including income taxes. As a result, these revenues would be subject to an automatic reduction for the effect of the TCJA corporate tax rate change through the annual true-up process, absent specific FERC action.

NSP-Minnesota was a party to a February 2018 FERC filing by certain transmission owner (TO) members of the Midcontinent Independent System Operator, Inc. (MISO) proposing to commence early reductions to transmission formula rates in 2018 for corporate tax rate impacts of the TCJA. In March 2018, the FERC issued orders granting MISO TO waiver requests so that 2018 rates will reflect the lower federal corporate tax rate.

Pending Regulatory Proceedings — MPUC

GUIC Rider — In February 2018, the MPUC approved a 2017 revenue requirement of approximately $20 million for GUIC investments. New rates went into effect in March 2018. In November 2017, NSP-Minnesota filed the 2018 GUIC rider with the MPUC requesting recovery of approximately $28 million from Minnesota gas utility customers. In March 2018, NSP-Minnesota filed a supplement to the 2018 GUIC rider filing to provide an updated capital forecast and address the impact of the TCJA. The net result decreased NSP-Minnesota’s 2018 GUIC revenue requirement to approximately $24 million. The MPUC is currently considering the 2018 petition.

Renewable Energy Standard (RES) Rider — In 2017, NSP-Minnesota filed the 2017 and 2018 RES rider petition with the MPUC, requesting approval of a 2017 over-recovery of approximately $10 million and a 2018 revenue requirement of approximately $11 million. The petition was based on a requested return on equity (ROE) of 10.0 percent and includes costs associated with the Courtenay wind farm and the 1,550 megawatt (MW) wind portfolio, which are offset by production tax credits (PTCs) and proceeds from renewable energy credit (REC) sales. The increase in revenue requirements in 2018 is due to new wind projects entering the construction phase. In February and March 2018, NSP-Minnesota filed supplements to the 2017 and 2018 RES rider petition to provide updated actual results and address TCJA impacts. NSP-Minnesota’s revised 2017 refund is approximately $13 million, and the revised 2018 revenue requirement is approximately $23 million. The increase in 2018 revenue requirements from the original request is primarily driven by the TCJA impact on PTCs earned on existing wind asset-related costs. A decision from the MPUC is expected later in 2018.

Pending Regulatory Proceeding — FERC

MISO ROE Complaints — In November 2013, a group of customers filed a complaint at the FERC against MISO TOs, including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, and the removal of ROE adders (including those for Regional Transmission Organization (RTO) membership), effective Nov. 12, 2013.

In September 2016, the FERC approved an Administrative Law Judge (ALJ) recommendation that MISO TOs be granted a 10.32 percent base ROE using the methodology adopted by FERC in June 2014 (Opinion 531). This ROE would be applicable for the 15-month refund period from Nov. 12, 2013 to Feb. 11, 2015, and prospectively from the date of the FERC order. The total prospective ROE would be 10.82 percent, including a 50 basis point adder for RTO membership. Various parties requested rehearing of the September 2016 order. The requests are pending FERC action.

In February 2015, a second complaint seeking to reduce the MISO ROE from 12.38 percent to 8.67 percent prior to any RTO adder was filed, resulting in a second period of potential refunds from Feb. 12, 2015 to May 11, 2016. In June 2016, an ALJ recommended a base ROE of 9.7 percent, applying the FERC Opinion 531 methodology. Various parties filed exceptions to the ALJ recommendation, and FERC action is pending. In April 2017, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated and remanded Opinion 531. It is unclear how the D.C. Circuit’s opinion to vacate and remand Opinion 531 will affect the September 2016 FERC order or the timing and outcome of the second ROE complaint.

NSP-Minnesota has recognized a current refund liability consistent with the best estimate of the final ROE for the Feb. 12, 2015 to May 11, 2016 complaint period.

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

NSP-Minnesota had approximately 1,069 MW of capacity under long-term PPAs as of March 31, 2018 and Dec. 31, 2017, with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2028.

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

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	March 31, 2018	Dec. 31, 2017
Guarantee issued and outstanding	$4.8	$4.8

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

NSP-Minnesota had recorded an estimated liability of $15 million as of March 31, 2018 and $16 million as of Dec. 31, 2017, for the Fargo MGP Site. The current cost estimate for the remediation of the site is approximately $22 million, of which approximately $7 million has been spent. NSP-Minnesota has deferred Fargo MGP Site costs allocable to the North Dakota jurisdiction, or approximately 88 percent of all remediation costs, as approved by the North Dakota Public Service Commission (NDPSC). In December 2017, NSP-Minnesota filed a request with the MPUC to defer post-2017 MGP remediation expenditures allocable to the Minnesota jurisdiction, including the Fargo MGP site. In March 2018, the DOC recommended that the MPUC deny NSP-Minnesota’s deferral request. A MPUC decision is expected mid-2018.

Other MGP, Landfill or Disposal Sites — NSP-Minnesota is currently involved in investigating and/or remediating several MGP, landfill or other disposal sites. NSP-Minnesota has identified seven sites, in addition to the site in Fargo, N.D., where contamination is present and where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities. NSP-Minnesota anticipates that these investigation or remediation activities will continue through at least 2018. NSP-Minnesota had accrued $3 million as of March 31, 2018 and Dec. 31, 2017 for all of these sites. There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred. Xcel Energy anticipates that any amounts spent will be fully recovered from customers.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$250	$250
Amount outstanding at period end	—	85
Average amount outstanding	14	25
Maximum amount outstanding	99	142
Weighted average interest rate, computed on a daily basis	1.59%	1.14%
Weighted average interest rate at period end	N/A	1.18

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$500	$500
Amount outstanding at period end	—	20
Average amount outstanding	83	62
Maximum amount outstanding	195	237
Weighted average interest rate, computed on a daily basis	1.73%	1.10%
Weighted average interest rate at period end	N/A	1.93

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2018 and Dec. 31, 2017, there were $25 million and $24 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2018, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$25	$475

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2018 and Dec. 31, 2017.

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

Non-Derivative Instruments Fair Value Measurements

Nuclear Decommissioning Fund

The Nuclear Regulatory Commission requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the decommissioning the Monticello and Prairie Island (PI) nuclear generating plants. The fund contains cash equivalents, debt securities, equity securities and other investments. NSP-Minnesota plans to reinvest matured securities until decommissioning begins. NSP-Minnesota uses the MPUC approved asset allocation for the escrow and investment targets by asset class for both the escrow and qualified trust.

NSP-Minnesota recognizes the costs of funding the decommissioning of its nuclear generating plants over the lives of the plants, assuming rate recovery of all costs. Given the purpose and legal restrictions on the use of nuclear decommissioning fund assets, realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund, including any impairments, are deferred as a component of the regulatory asset for nuclear decommissioning.

Unrealized gains for the nuclear decommissioning fund were $543 million and $560 million as of March 31, 2018 and Dec. 31, 2017, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $18 million and $7 million as of March 31, 2018 and Dec. 31, 2017, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund as of March 31, 2018 and Dec. 31, 2017:

	March 31, 2018
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$41,250	$41,250	$—	$—	$—	$41,250
Commingled funds:
Non U.S. equities	270,384	226,127	—	—	90,369	316,496
Emerging market debt funds	157,087	—	—	—	163,868	163,868
Private equity investments	141,991	—	—	—	198,060	198,060
Real estate	118,189	—	—	—	185,851	185,851
Other commingled funds	3,902	900	—	—	2,975	3,875
Debt securities:
Government securities	78,197	—	77,505	—	—	77,505
U.S. corporate bonds	325,042	—	320,812	—	—	320,812
Non U.S. corporate bonds	54,637	—	53,151	—	—	53,151
Equity securities:
U.S. equities	277,853	556,816	—	—	—	556,816
Non U.S. equities	152,670	228,903	—	—	—	228,903
Total	$1,621,202	$1,053,996	$451,468	$—	$641,123	$2,146,587

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $52 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

	Dec. 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$28,741	$28,741	$—	$—	$—	$28,741
Commingled funds:
Non U.S. equities	263,694	216,551	—	—	89,857	306,408
Emerging market debt funds	156,057	—	—	—	166,375	166,375
Private equity investments	141,413	—	—	—	198,037	198,037
Real estate	130,787	—	—	—	201,842	201,842
Other commingled funds	9,340	6,286	—	—	2,975	9,261
Debt securities:
Government securities	67,760	—	69,413	—	—	69,413
U.S. corporate bonds	319,809	—	322,129	—	—	322,129
Non U.S. corporate bonds	50,121	—	50,102	—	—	50,102
Equity securities:
U.S. equities	271,166	556,974	—	—	—	556,974
Non U.S. equities	151,961	233,999	—	—	—	233,999
Total	$1,590,849	$1,042,551	$441,644	$—	$659,086	$2,143,281

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $49 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

For the three months ended March 31, 2018 and 2017 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, as of March 31, 2018:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$9,124	$2,318	$66,063	$77,505
U.S. corporate bonds	2,886	87,565	173,634	56,727	320,812
Non U.S. corporate bonds	—	16,263	33,328	3,560	53,151
Debt securities	$2,886	$112,952	$209,280	$126,350	$451,468

Rabbi Trusts

In 2016, NSP-Minnesota established a rabbi trust to provide partial funding for future deferred compensation plan distributions. The following tables present the cost and fair value of the assets held in rabbi trust at March 31, 2018 and Dec. 31, 2017:

	March 31, 2018
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trust (a)
Cash equivalents	$393	$393	$—	$—	$393
Mutual funds	10,373	11,151	—	—	11,151
Total	$10,766	$11,544	$—	$—	$11,544

	Dec. 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$783	$783	$—	$—	$783
Mutual funds	10,332	11,283	—	—	11,283
Total	$11,115	$12,066	$—	$—	$12,066

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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

At March 31, 2018, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

At March 31, 2018, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2018. NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2018 and 2017.

At March 31, 2018, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at March 31, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)(b)	March 31, 2018	Dec. 31, 2017
Megawatt hours of electricity	32,451	41,711
Million British thermal units of natural gas	18,330	23,829
Gallons of vehicle fuel	180	240

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended March 31, 2018 and 2017 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended March 31, 2018
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$261	(a)	$—		$—
Vehicle fuel and other commodity	7	—	(29)	(b)	—		—
Total	$7	$—	$232		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,740	(c)
Electric commodity	—	(4,259)	—		2,169	(d)	—
Natural gas commodity	—	848	—		(520)	(e)	(404)	(e)
Total	$—	$(3,411)	$—		$1,649		$2,336

	Three Months Ended March 31, 2017
	Pre-Tax Fair Value (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$342	(a)	$—		$—
Total	$—	$—	$342		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$622	(c)
Electric commodity	—	(1,247)	—		(2,788)	(d)	—
Natural gas commodity	—	(665)	—		698	(e)	(945)	(e)
Total	$—	$(1,912)	$—		$(2,090)		$(323)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2018 and 2017. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At March 31, 2018, eight of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $45.1 million or 58 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Two of the 10 most significant counterparties, comprising $15.8 million or 20 percent of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. All ten of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies or for cross-default contractual provisions that could result in the settlement of such contracts if there was a failure under other financing arrangements related to payment terms or other covenants. At March 31, 2018 and Dec. 31, 2017, there were no derivative instruments in a material liability position with such underlying contract provisions.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2018 and Dec. 31, 2017.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at March 31, 2018:

	March 31, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$85	$—	$85	$—	$85
Other derivative instruments:
Commodity trading	598	14,123	205	14,926	(6,931)	7,995
Electric commodity	—	—	5,765	5,765	(33)	5,732
Total current derivative assets	$598	$14,208	$5,970	$20,776	$(6,964)	13,812
PPAs (a)						752
Current derivative instruments						$14,564
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	602	35,308	8,048	43,958	(14,170)	29,788
Total noncurrent derivative assets	$602	$35,308	$8,048	$43,958	$(14,170)	29,788
PPAs (a)						114
Noncurrent derivative instruments						$29,902

	March 31, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$647	$11,643	$—	$12,290	$(7,351)	$4,939
Electric commodity	—	—	34	34	(34)	—
Total current derivative liabilities	$647	$11,643	$34	$12,324	$(7,385)	4,939
PPAs (a)						14,106
Current derivative instruments						$19,045
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$1,868	$27,604	$468	$29,940	$(17,698)	$12,242
Total noncurrent derivative liabilities	$1,868	$27,604	$468	$29,940	$(17,698)	12,242
PPAs (a)						86,450
Noncurrent derivative instruments						$98,692

(a)
During 2006, NSP-Minnesota qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2018. At March 31, 2018, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $3.9 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2017:

	Dec. 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$107	$—	$107	$—	$107
Other derivative instruments:
Commodity trading	$1,691	$17,144	$142	$18,977	$(11,744)	$7,233
Electric commodity	—	—	17,581	17,581	(425)	17,156
Natural gas commodity	—	77	—	77	—	77
Total current derivative assets	$1,691	$17,328	$17,723	$36,742	$(12,169)	24,573
PPAs (a)						657
Current derivative instruments						$25,230
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$29,121	$5,363	$34,484	$(6,502)	$27,982
Total noncurrent derivative assets	$—	$29,121	$5,363	$34,484	$(6,502)	27,982
PPAs (a)						120
Noncurrent derivative instruments						$28,102

	Dec. 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1,713	$13,853	$—	$15,566	$(11,974)	$3,592
Electric commodity	—	—	425	425	(425)	—
Total current derivative liabilities	$1,713	$13,853	$425	$15,991	$(12,399)	3,592
PPAs (a)						14,105
Current derivative instruments						$17,697
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$22,163	$—	$22,163	$(9,334)	$12,829
Total noncurrent derivative liabilities	$—	$22,163	$—	$22,163	$(9,334)	12,829
PPAs (a)						89,913
Noncurrent derivative instruments						$102,742

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

The following table presents the changes in Level 3 commodity derivatives for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31
(Thousands of Dollars)	2018	2017
Balance at Jan. 1	$22,661	$15,320
Purchases	2	280
Settlements	(1,934)	(3,426)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	2,280	(792)
Net losses recognized as regulatory assets and liabilities	(9,493)	(6,739)
Balance at March 31	$13,516	$4,643

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2018 and 2017.

Fair Value of Long-Term Debt

As of March 31, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,934,024	$5,352,133	$4,933,018	$5,601,919

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2018 and Dec. 31, 2017, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2018	2017
Interest income	$2,935	$2,709
Insurance policy income (expense)	342	(855)
Other nonoperating income	1	10
Benefits non-service cost	(3,062)	(3,398)
Other income (expense), net	$216	$(1,534)

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2018
Operating revenues (a)(b)	$1,062,263	$241,432	$7,056	$—	$1,310,751
Intersegment revenues	165	144	—	(309)	—
Total revenues	$1,062,428	$241,576	$7,056	$(309)	$1,310,751
Net income	$85,722	$25,445	$573	$—	$111,740

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2017
Operating revenues (a)(b)	$1,079,030	$221,183	$6,927	$—	$1,307,140
Intersegment revenues	109	94	—	(203)	—
Total revenues	$1,079,139	$221,277	$6,927	$(203)	$1,307,140
Net income	$78,082	$17,505	$(1,421)	$—	$94,166

(a)	Operating revenues include $117 million and $124 million of affiliate electric revenue for the three months ended March 31, 2018 and 2017.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended March 31, 2018 and 2017.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,982	$6,958	$43	$36
Interest cost (a)	8,804	10,177	769	854
Expected return on plan assets (a)	(14,541)	(15,017)	(96)	(54)
Amortization of prior service cost (credit) (a)	(29)	265	(759)	(759)
Amortization of net loss (a)	9,615	9,902	595	507
Net periodic benefit cost	10,831	12,285	552	584
Costs not recognized due to the effects of regulation	(2,763)	(4,899)		—
Net benefit cost recognized for financial reporting	$8,068	$7,386	$552	$584

(a)
The components of net periodic cost other than the service cost component are included in the line item “other income, net” in the income statement or capitalized on the balance sheet as a regulatory asset.

In January 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $63.0 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2018.

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20,895)	$128	$(3,770)	$(24,537)
Other comprehensive income before reclassifications	5	—	—	5
Losses reclassified from net accumulated other comprehensive loss	167	(128)	53	92
Net current period other comprehensive income	172	(128)	53	97
Accumulated other comprehensive loss at March 31	$(20,723)	$—	$(3,717)	$(24,440)

	Three Months Ended March 31, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18,208)	$105	$(2,680)	$(20,783)
Losses reclassified from net accumulated other comprehensive loss	203	—	35	238
Net current period other comprehensive income	203	—	35	238
Accumulated other comprehensive loss at March 31	$(18,005)	$105	$(2,645)	$(20,545)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Losses (gains) on cash flow hedges:
Interest rate derivatives	$261	(a)	$342	(a)
Vehicle fuel derivatives	(29)	(b)	—	(b)
Total, pre-tax	232		342
Tax benefit	(65)		(139)
Total, net of tax	167		203
Defined benefit pension and postretirement losses:
Amortization of net loss	125	(c)	109	(c)
Prior service credit	(49)	(c)	(49)	(c)
Total, pre-tax	76		60
Tax benefit	(23)		(25)
Total, net of tax	53		35
Marketable securities:
Realization of gains	(179)		—
Total, pre-tax	(179)		—
Tax expense	51		—
Total, net of tax	(128)		—
Total amounts reclassified, net of tax	$92		$238

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

13. Revenues

NSP-Minnesota principally generates revenue from the transmission, distribution and sale of electricity and the transportation, distribution and sale of natural gas to wholesale and retail customers. Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. NSP-Minnesota recognizes revenue in an amount that corresponds directly to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized. Contract terms are generally short-term in nature, and as such NSP-Minnesota does not recognize a separate financing component of its collections from customers. NSP-Minnesota presents its revenues net of any excise or other fiduciary-type taxes or fees.

NSP-Minnesota participates in MISO. NSP-Minnesota recognizes sales to both native load and other end use customers on a gross basis in electric revenues and cost of sales. Revenues and charges for short term wholesale sales of excess energy transacted through RTOs are also recorded on a gross basis. Other revenues and charges related to participating and transacting in RTOs are recorded on a net basis in cost of sales.

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

Certain rate rider mechanisms qualify as alternative revenue programs under GAAP. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate. When certain criteria are met (including collection within 24 months), revenue is recognized equal to the revenue requirement, which may include return on rate base items and incentives. The mechanisms are revised periodically for differences between the total amount collected and the revenue recognized, which may increase or decrease the level of revenue collected from customers. Alternative revenue is recorded on a gross basis and is disclosed separate from revenue from contracts with customers in the period earned.

In the following tables, revenue is classified by the type of goods/services rendered and market/customer type. The tables also reconcile revenue to the reportable segments.

	Three Months Ended March 31, 2018
(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$311,129	$131,659	$6,323	$449,111
Commercial and industrial (C&I)	468,023	96,908	43	564,974
Other	9,719	—	690	10,409
Total retail	788,871	228,567	7,056	1,024,494
Wholesale	46,365	—	—	46,365
Transmission	54,798	—	—	54,798
Interchange	116,972	—	—	116,972
Other	11,545	2,211	—	13,756
Total revenue from contracts with customers	1,018,551	230,778	7,056	1,256,385
Alternative revenue and other	43,712	10,654	—	54,366
Total revenues	$1,062,263	$241,432	$7,056	$1,310,751

	Three Months Ended March 31, 2017
(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$304,413	$121,413	$6,210	$432,036
C&I	485,103	88,491	38	573,632
Other	8,203	—	679	8,882
Total retail	797,719	209,904	6,927	1,014,550
Wholesale	45,919	—	—	45,919
Transmission	53,959	—	—	53,959
Interchange	123,689	—	—	123,689
Other	5,963	1,245	—	7,208
Total revenue from contracts with customers	1,027,249	211,149	6,927	1,245,325
Alternative revenue and other	51,781	10,034	—	61,815
Total revenues	$1,079,030	$221,183	$6,927	$1,307,140

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements including the TCJA’s impact to NSP-Minnesota and its customers, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where NSP-Minnesota has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by NSP-Minnesota and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as electric margin and natural gas margin.  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from the most directly comparable measure calculated and presented in accordance with GAAP. Xcel Energy’s management uses non-GAAP measures internally for financial planning and analysis, for reporting of results to the Board of Directors and when communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our operating performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.

Electric margin is presented as electric revenues less electric fuel and purchased power expenses and natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for electric fuel and purchased power and the cost of natural gas sold and transported are generally recovered through various recovery mechanisms, and as a result, changes in these expenses are offset in operating revenues. Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, cost of sales — other, O&M expenses, conservation program expenses, depreciation and amortization and taxes (other than income taxes).

Results of Operations

NSP-Minnesota’s net income was approximately $112 million for the first quarter of 2018, compared with approximately $94 million for the same period of 2017. The increase in earnings, driven by lower O&M expenses and higher natural gas margins, was partially offset by higher depreciation expense.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2018	2017
Electric revenues	$1,089	$1,079
Electric fuel and purchased power	(408)	(396)
Electric margin before impact of the TCJA	$681	$683
Impact of the TCJA (offset as a reduction in income tax expense)	(27)	—
Electric margin	$654	$683

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2018 vs. 2017
Interchange agreement billings with NSP-Wisconsin	$(7)
Conservation program revenue, offset by expenses	(4)
Conservation incentive	(3)
Fuel and purchased power cost recovery	14
Estimated impact of weather, net of Minnesota decoupling	5
Wholesale transmission revenue	4
Other, net	1
Total increase in electric revenue before impact of the TCJA	$10
Impact of the TCJA (offset as a reduction in income tax expense)	(27)
Total decrease in electric revenues	$(17)

Electric Margin

(Millions of Dollars)	2018 vs. 2017
Interchange agreement billings with NSP-Wisconsin	$(8)
Conservation program revenue, offset by expenses	(4)
Conservation incentive	(3)
Purchased capacity costs	10
Estimated impact of weather, net of Minnesota decoupling	5
Other, net	(2)
Total decrease in electric margin before impact of the TCJA	$(2)
Impact of the TCJA (offset as a reduction in income tax expense)	(27)
Total decrease in electric margin	$(29)

Natural Gas Revenues and Margin

Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms. The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2018	2017
Natural gas revenues	$244	$221
Cost of natural gas sold and transported	(155)	(143)
Natural gas margin before impact of the TCJA	$89	$78
Impact of the TCJA (offset as a reduction in income tax expense)	(3)	—
Natural gas margin	$86	$78

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2018 vs. 2017
Purchased natural gas adjustment clause recovery	$11
Estimated impact of weather	7
Conservation program revenue, offset by expenses	2
Other, net	3
Total increase in natural gas revenues before impact of the TCJA	$23
Impact of the TCJA (offset as a reduction in income tax expense)	(3)
Total increase in natural gas revenues	$20

Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Estimated impact of weather	$7
Conservation program revenue, offset by expenses	2
Other, net	2
Total increase in natural gas margin before impact of the TCJA	$11
Impact of the TCJA (offset as a reduction in income tax expense)	(3)
Total increase in natural gas margin	$8

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $16 million, or 5.3 percent, for the first quarter of 2018, largely reflecting expense timing. The significant changes are summarized in the table below:

(Millions of Dollars)	2018 vs. 2017
Nuclear plant operations and amortization	$(10)
Employee benefits expense	(7)
Plant generation costs	(2)
Other, net	3
Total decrease in O&M expenses	$(16)

•	Nuclear plant operations and amortization expenses are lower largely reflecting expense timing, savings initiatives and reduced refueling outage costs; and

•	Plant generation costs decreased primarily due to the timing of planned maintenance and overhauls at a number of generation facilities.

Conservation Program Expenses — Conservation program expenses decreased $2 million, or 5.2 percent, for the first quarter of 2018. The decrease was due to lower recovery rates, partially offset by additional customer participation in electric conservation programs. Conservation expenses are generally recovered concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization expense increased $9 million, or 5.4 percent, for the first quarter of 2018. The increase was primarily attributable to capital investments due to normal system expansion.

Income Taxes — Income tax expense decreased $26 million for the first quarter of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA, an increase in wind PTCs, which are largely flowed back to customers through electric margin, and an increase in plant-related regulatory differences related to ARAM. This was partially offset by the deferral of the effects of ARAM. The ETR was 10.2 percent for the first quarter of 2018 compared with 29.3 percent for the same period in 2017. The lower ETR in 2018 is primarily due to the items referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

PPA Terminations and Amendments — In 2017, NSP-Minnesota filed requests with the MPUC and NDPSC to terminate or amend various PPAs to reduce future costs for customers, which are anticipated to result in excess of $600 million in net cost savings to NSP System customers over the next 10 years. In January 2018, the MPUC issued an order approving NSP-Minnesota’s petition to terminate the PPAs with Benson Power LLC (Benson) and Laurentian Energy Authority I, LLC (Laurentian), as well as purchase and close the Benson biomass facility. In March 2018, the MPUC denied requests by several parties to reconsider its approval to terminate the Benson and Laurentian PPAs. NSP-Minnesota reached a settlement agreement with the NDPSC Staff which allows for the termination of the PPAs with Benson and Laurentian, as well as the purchase and closure of the Benson biomass facility. A NDPSC decision is anticipated in May 2018.

Wind Development — In 2017, the MPUC approved NSP-Minnesota’s proposal to add 1,550 MW of new wind generation including ownership of 1,150 MW of wind generation. NSP-Minnesota plans to submit updates including TCJA impacts on the new wind generation to the MPUC and NDPSC in May 2018. The timing of a NDPSC order is uncertain. The regulatory filing updates are not expected to impact the timing of these projects which are expected to be completed by the end of 2020 and qualify for 100 percent of the PTC. NSP-Minnesota’s total capital investment for these wind ownership projects is expected to be approximately $1.9 billion.

In 2017, NSP-Minnesota filed with the MPUC seeking approval to build and own the Dakota Range, a 300 MW wind project in South Dakota. The project is expected to be placed into service by the end of 2021 and qualify for 80 percent of the PTC. In March 2018, NSP-Minnesota submitted supplemental filings to the MPUC and NDPSC regarding the impacts of the TCJA and other updated information for Dakota Range. These impacts result in a minimal increase in the revenue requirement for Dakota Range and the project continues to show significant benefits to customers. In April 2018, the MPUC approved NSP-Minnesota’s petition to build and own the Dakota Range. A NDPSC decision is pending.

These wind projects are expected to provide significant savings to NSP-Minnesota’s customers and substantial environmental benefits. Projected savings/benefits assume fuel costs and generation mix consistent with various commission approved resource plans.

Minnesota State Right-Of-First Refusal (ROFR) Statute Complaint — In September 2017, LSP Transmission Holdings, LLC (LSP Transmission) filed a complaint in the U.S. District Court for the District of Minnesota (Minnesota District Court) against the Minnesota Attorney General, the MPUC and the DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line from near Mankato, Minn. to Winnebago, Minn. The line was estimated by MISO to cost $103 million. The project was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute. The complaint challenges the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In April 2018, the Antitrust Division of the United States Department of Justice, filed a statement in support of LSP Transmission’s position that the statute is unconstitutional. The matter is pending before the Minnesota District Court. The timing and outcome of the litigation is uncertain.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 12 of NSP-Minnesota’s Annual
Report on Form 10-K for the year ended Dec. 31, 2017 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 58 percent of its 2018 and approximately 24 percent of its 2019 enriched nuclear material requirements from sources that could be impacted by current political/world events, including those related to Ukraine/Russia. Alternate potential sources are expected to provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply to ensure that plant availability and reliability will not be negatively impacted in the near-term. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 35 percent of its average enriched nuclear material requirements from these sources. NSP-Minnesota is closely following the progression of these events and will periodically assess if further actions are required to assure a secure supply of enriched nuclear material.

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

Xcel Energy, which includes NSP-Minnesota, attempts to mitigate the risk of regulatory penalties through formal training on prohibited practices and a compliance function that reviews interaction with the markets under FERC and Commodity Futures Trading Commission jurisdictions. Public campaigns are conducted to raise awareness of the public safety issues of interacting with our electric systems. While programs to comply with regulatory requirements are in place, there is no guarantee the compliance programs or other measures will be sufficient to ensure against violations.

FERC Order, ROE Policy — In June 2014, the FERC adopted a two-step ROE methodology for electric utilities in an order (Opinion 531) issued in a complaint proceeding involving New England Transmission Owners (NETOs). The issue of how to apply the FERC ROE methodology has been contested in various complaint proceedings, including two ROE complaints involving the MISO TOs, which include NSP-Minnesota and NSP-Wisconsin. In April 2017, the D.C. Circuit vacated and remanded the June 2014 ROE order. The D.C. Circuit found that the FERC had not properly determined that the ROE authorized for the NETOs prior to June 2014 was unjust and unreasonable. The D.C. Circuit also found that the FERC failed to justify the new ROE methodology. The FERC has yet to act on the D.C. Circuit’s decision. See Note 5 to the consolidated financial statements for discussion of the D.C. Circuit’s decision and the impact on the MISO ROE Complaints.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2018, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2017, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
4.01*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from Northern States Power Company to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds (Exhibit 4(b)(3) to Form S-3 of Xcel Energy, filed April 18, 2018 (file no. 333-224333)).

4.02*
Indenture, dated July 1, 1999, between Northern States Power Company and Norwest Bank Minnesota, National Association, as Trustee, providing for the issuance of Sr. Debt Securities (Exhibit 4(b)(7) to Form S-3 of Xcel Energy, filed April 18, 2018 (file no. 333-224333)).

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
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

April 27, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)