Form 10-Q
period 2018-06-30
NORTHERN STATES POWER CO
filed 2018-07-27
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common Stock, $0.01 par value	1,000,000 shares
Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I —	FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 4 —	Controls and Procedures	35

PART II —	OTHER INFORMATION

Item 1 —	Legal Proceedings	35
Item 1A —	Risk Factors	35
Item 6 —	Exhibits	36

SIGNATURES		37

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Operating revenues
Electric, non-affiliates	$978,991	$960,394	$1,924,282	$1,915,735
Electric, affiliates	117,417	119,385	234,389	243,074
Natural gas	83,112	78,006	324,544	299,189
Other	8,215	7,155	15,271	14,082
Total operating revenues	1,187,735	1,164,940	2,498,486	2,472,080

Operating expenses
Electric fuel and purchased power	416,502	383,947	824,274	780,068
Cost of natural gas sold and transported	36,818	35,500	192,084	178,245
Cost of sales — other	4,655	4,594	8,836	8,772
Operating and maintenance expenses	309,196	305,189	601,491	613,815
Conservation program expenses	27,518	28,065	58,328	60,564
Depreciation and amortization	178,654	173,152	360,132	345,331
Taxes (other than income taxes)	64,285	61,445	131,830	129,769
Total operating expenses	1,037,628	991,892	2,176,975	2,116,564

Operating income	150,107	173,048	321,511	355,516

Other expense, net	(2,234)	(3,632)	(2,018)	(5,166)
Allowance for funds used during construction — equity	6,903	6,425	13,651	12,708

Interest charges and financing costs
Interest charges — includes other financing costs of $1,833 $1,806, $3,648 and $3,592, respectively	56,767	57,707	114,119	114,971
Allowance for funds used during construction — debt	(3,352)	(3,298)	(6,787)	(6,526)
Total interest charges and financing costs	53,415	54,409	107,332	108,445

Income before income taxes	101,361	121,432	225,812	254,613
Income taxes	8,974	33,770	21,685	72,785
Net income	$92,387	$87,662	$204,127	$181,828

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income	$92,387	$87,662	$204,127	$181,828

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $22, $22, $45 and $47, respectively	54	36	107	71

Derivative instruments:
Net fair value decrease, net of tax of $9, $17, $11 and $17, respectively	22	26	27	26
Reclassification of losses to net income, net of tax of $64, $141, $129 and $280, respectively	165	204	332	407
	187	230	359	433
Marketable securities:
Reclassification of gains to net income, net of tax of $0, $0, $(51) and $0, respectively	—	—	(128)	—

Other comprehensive income	241	266	338	504
Comprehensive income	$92,628	$87,928	$204,465	$182,332

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net income	$204,127	$181,828
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	363,310	348,442
Nuclear fuel amortization	62,294	57,003
Deferred income taxes	41,204	90,927
Amortization of investment tax credits	(817)	(827)
Allowance for equity funds used during construction	(13,651)	(12,708)
Net realized and unrealized hedging and derivative transactions	(1,497)	(2,973)
Other, net	(998)	(946)
Changes in operating assets and liabilities:
Accounts receivable	(16,025)	(23,008)
Accrued unbilled revenues	31,354	45,497
Inventories	44,093	18,901
Other current assets	59,683	(56,145)
Accounts payable	(31,673)	(17,828)
Net regulatory assets and liabilities	43,782	2,613
Other current liabilities	(105,681)	(94,500)
Pension and other employee benefit obligations	(59,371)	(57,698)
Change in other noncurrent assets	1,224	(2,505)
Change in other noncurrent liabilities	(17,885)	(11,878)
Net cash provided by operating activities	603,473	464,195

Investing activities
Utility capital/construction expenditures	(439,868)	(484,172)
Allowance for equity funds used during construction	13,651	12,708
Purchases investment securities	(367,159)	(361,881)
Proceeds from the sale of investment securities	356,973	350,446
Investments in utility money pool arrangement	(627,000)	(192,000)
Repayments from utility money pool arrangement	627,000	192,000
Other, net	(2,065)	(4,097)
Net cash used in investing activities	(438,468)	(486,996)

Financing activities
Repayments of short-term borrowings, net	(20,000)	(2,000)
Borrowings under utility money pool arrangement	131,000	465,000
Repayments under utility money pool arrangement	(154,000)	(374,000)
Repayments of long-term debt	(9)	—
Capital contributions from parent	49,622	89,487
Dividends paid to parent	(183,245)	(175,115)
Other, net	(68)	—
Net cash (used in) provided by financing activities	(176,700)	3,372

Net change in cash and cash equivalents	(11,695)	(19,429)
Cash and cash equivalents at beginning of period	43,781	47,595
Cash and cash equivalents at end of period	$32,086	$28,166

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(101,005)	$(104,020)
Cash received (paid) for income taxes, net	64,212	(33,014)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$50,370	$60,361

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$32,086	$43,781
Accounts receivable, net	361,144	345,110
Accounts receivable from affiliates	19,462	48,494
Accrued unbilled revenues	246,362	277,716
Inventories	294,602	337,712
Regulatory assets	300,150	276,392
Derivative instruments	31,268	25,230
Prepaid taxes	41,763	79,145
Prepayments and other	36,717	43,682
Total current assets	1,363,554	1,477,262

Property, plant and equipment, net	13,075,676	13,033,612

Other assets
Nuclear decommissioning fund and other investments	2,195,458	2,192,344
Regulatory assets	1,343,820	1,190,429
Derivative instruments	26,790	28,102
Other	11,936	4,142
Total other assets	3,578,004	3,415,017
Total assets	$18,017,234	$17,925,891

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$8	$7
Short-term debt	—	20,000
Borrowings under utility money pool arrangement	62,000	85,000
Accounts payable	348,475	368,342
Accounts payable to affiliates	53,790	80,070
Regulatory liabilities	135,725	83,403
Taxes accrued	193,465	229,335
Accrued interest	67,765	65,896
Dividends payable to parent	88,714	98,687
Derivative instruments	18,029	17,697
Customer deposits	66,764	95,369
Other	153,256	152,965
Total current liabilities	1,187,991	1,296,771

Deferred credits and other liabilities
Deferred income taxes	1,655,863	1,612,341
Deferred investment tax credits	21,710	22,528
Regulatory liabilities	2,013,411	1,978,527
Asset retirement obligations	2,134,741	2,083,874
Derivative instruments	92,122	102,742
Pension and employee benefit obligations	271,228	331,087
Other	178,347	89,440
Total deferred credits and other liabilities	6,367,422	6,220,539

Commitments and contingencies
Capitalization
Long-term debt	4,935,060	4,933,011
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at June 30, 2018 and Dec. 31, 2017, respectively	10	10
Additional paid in capital	3,600,234	3,580,234
Retained earnings	1,950,716	1,919,863
Accumulated other comprehensive loss	(24,199)	(24,537)
Total common stockholder’s equity	5,526,761	5,475,570
Total liabilities and equity	$18,017,234	$17,925,891
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2018 and 2017; and its cash flows for the six months ended June 30, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 26, 2018. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. NSP-Minnesota has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and proposed in Targeted Improvements, Topic 842 (Proposed ASU 2018-200). On Jan. 1, 2019 agreements considered leases for the use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for fossil-fueled generating facilities are expected to be recognized on the consolidated balance sheet.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Minnesota implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a significant impact on NSP-Minnesota’s consolidated financial statements. For related disclosures, see Note 13 to the consolidated financial statements.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of the application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. NSP-Minnesota implemented the new guidance on Jan. 1, 2018, and as a result, $6.8 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the consolidated income statement for the six months ended June 30, 2017. Under a practical expedient permitted by the standard, NSP-Minnesota used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Accounts receivable, net
Accounts receivable	$380,606	$366,388
Less allowance for bad debts	(19,462)	(21,278)
	$361,144	$345,110

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$208,596	$209,236
Fuel	73,737	94,483
Natural gas	12,269	33,993
	$294,602	$337,712

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$17,276,273	$17,024,925
Natural gas plant	1,407,523	1,370,330
Common and other property	719,069	724,066
Construction work in progress	528,079	530,126
Total property, plant and equipment	19,930,944	19,649,447
Less accumulated depreciation	(7,210,566)	(7,018,249)
Nuclear fuel	2,712,590	2,697,412
Less accumulated amortization	(2,357,292)	(2,294,998)
	$13,075,676	$13,033,612

4.	Income Taxes

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

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Six Months Ended June 30
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax, net of federal tax effect	7.1	5.8
Increases (decreases) in tax from:
Wind production tax credits (PTCs)	(17.1)	(11.4)
Regulatory differences - ARAM (a)	(8.5)	(0.2)
Regulatory differences - ARAM deferral (b)	7.9	—
Other tax credits, net of federal income tax expense	(1.5)	(1.0)
Other, net	0.7	0.4
Effective income tax rate	9.6%	28.6%

(a)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(b)	As we receive direction from our regulatory commissions regarding the return of excess deferred taxes (to our customers resulting from the Tax Cuts and Jobs Act
(TCJA)), the ARAM deferral may decrease during the year, which would result in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2011	December 2018
2012 - 2014	October 2019
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims and in 2015 the IRS forwarded the issue to the Office of Appeals (Appeals). In 2017 Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). After evaluating the proposed adjustment Xcel Energy filed a protest with the IRS. As of June 30, 2018 the case has been forwarded to Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2018, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In 2016, the state of Minnesota began an audit of years 2010 through 2014. As of June 30, 2018, Minnesota had not proposed any material adjustments.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$10.2	$10.2
Unrecognized tax benefit — Temporary tax positions	5.5	7.9
Total unrecognized tax benefit	$15.7	$18.1

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(15.0)	$(12.8)

It is reasonably possible that NSP-Minnesota’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and audit resumes, the Minnesota audit progresses, and other state audits resume. As the IRS Appeals and Minnesota audit progress and the IRS audit resumes, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $13 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
Payable for interest related to unrecognized tax benefits at beginning of period	$(0.9)	$(2.0)
Interest (expense) income related to unrecognized tax benefits recorded during the period	(1.0)	1.1
Payable for interest related to unrecognized tax benefits at end of period	$(1.9)	$(0.9)

No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Note 5 to the consolidated financial statements to NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

The specific impacts of the TCJA on customer rates are subject to regulatory approval. Each of the states in NSP-Minnesota’s service areas have opened dockets to address the impacts of the TCJA.

In April 2018, NSP-Minnesota updated the estimated impact of the TCJA, which reflected an overall reduction in 2018 revenue requirements of approximately $136 million for electric and $7 million for natural gas, and made recommendations regarding the sharing of those benefits with ratepayers. The proposed electric options included: customer refunds and rider impacts of $68 million, deferral of $44 million to allow for a rate case stay-out for 2020, acceleration of depreciation for the King coal plant of $22 million and low income program funding of $2 million. The proposed natural gas options included customer refunds and rider impacts of $3 million, with the remaining TCJA benefits deferred to mitigate increased costs in the next natural gas rate case.

In June 2018, the Minnesota Department of Commerce (DOC) recommended to implement refunds for the current tax impacts (approximately $90 million), and incorporate the deferred tax impacts (approximately $53 million) in NSP-Minnesota’s next electric and gas rate cases. A decision from the Minnesota Public Utilities Commission (MPUC) is expected in 2018.

North and South Dakota — In February 2018, NSP-Minnesota proposed using the reduced revenue requirements from the TCJA to defer planned future rate filings in North Dakota and South Dakota. In July 2018, the South Dakota Public Utilities Commission (SDPUC) approved a settlement which proposed a one-time customer refund of $11 million for the 2018 impact of the TCJA and a 2-year rate case moratorium.

Dockets have also been opened in North Dakota and South Dakota. In February 2018, NSP-Minnesota proposed using the reduced revenue requirements from the TCJA to defer planned future rate filings in both jurisdictions.

Recently Concluded Regulatory Proceedings — MPUC and the North Dakota Public Service Commission (NDPSC)

PPA Terminations and Amendments — In June 2018, NSP-Minnesota executed the terminations of the Benson and Laurentian PPAs, and purchased the Benson biomass facility. As a result, a $103 million regulatory asset was recognized for the costs of the Benson transaction, including payments to Benson of $93 million, as well as other transaction costs and future estimated facility removal costs. For Laurentian, a regulatory asset of $109 million was recognized for annual termination payments over 6 years. The regulatory approvals provide for recovery of the Benson regulatory asset over approximately 10 years, and for recovery of the Laurentian termination payments as they occur, through fuel and purchased energy recovery mechanisms.

Pending Regulatory Proceeding — Federal Energy Regulatory Commission (FERC)

Midcontinent Independent System Operator, Inc. (MISO) Return on Equity (ROE) Complaints — In November 2013, a group of customers filed a complaint at the FERC against MISO transmission owners (TOs), including NSP-Minnesota and NSP-Wisconsin. The complaint argued for a reduction in the ROE in transmission formula rates in the MISO region from 12.38 percent to 9.15 percent, and the removal of ROE adders (including those for Regional Transmission Organization (RTO) membership), effective Nov. 12, 2013.

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

NSP-Minnesota has recognized a current refund liability consistent with the best estimate of the final ROE.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 to the consolidated financial statements, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Notes 5 and 6 to NSP-Minnesota’s Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

NSP-Minnesota had approximately 1,002 Megawatts (MW) of capacity under long-term PPAs as of June 30, 2018 and 1,069 MW as of Dec. 31, 2017, with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have various expiration dates through 2027.

Guarantees

Under NSP-Minnesota’s railcar lease agreement, accounted for as an operating lease, NSP-Minnesota guarantees the lessor proceeds from sale of the leased assets at the end of the lease term will at least equal the guaranteed residual value. The guarantee issued by NSP-Minnesota has a stated maximum amount; however, NSP-Minnesota expects sale proceeds to exceed the guaranteed amount. This agreement expires in 2019.

The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
Guarantee issued and outstanding	$4.8	$4.8

Environmental Contingencies

Fargo, N.D. Manufactured Gas Plant (MGP) Site — In May 2015, underground pipes, tars and impacted soils were discovered in a right-of-way in Fargo, N.D. that appeared to be associated with a former MGP operated by NSP-Minnesota or prior companies. NSP-Minnesota removed impacted soils and other materials and commenced an investigation of the historic MGP and adjacent properties (the Fargo MGP Site). The North Dakota Department of Health approved NSP-Minnesota’s proposed cleanup plan in January 2017, which involves targeted source removal of impacted soils and historic MGP infrastructure. Remediation activities commenced in June 2018. NSP-Minnesota has also initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota has set a trial date for Spring of 2020.

NSP-Minnesota recorded an estimated liability of $10 million as of June 30, 2018 and $16 million as of Dec. 31, 2017, for the Fargo MGP Site. The current cost estimate for the remediation of the site is approximately $22 million, of which approximately $12 million has been spent. NSP-Minnesota has deferred Fargo MGP Site costs allocable to the North Dakota jurisdiction, or approximately 88 percent of all remediation costs, as approved by the NDPSC. In December 2017, NSP-Minnesota filed a request with the MPUC to defer post-2017 MGP remediation expenditures allocable to the Minnesota jurisdiction, including the Fargo MGP Site. In March 2018, the DOC recommended that the MPUC deny NSP-Minnesota’s deferral request. A MPUC decision is expected in the third quarter of 2018.

Other MGP, Landfill or Disposal Sites — NSP-Minnesota is currently involved in investigating and/or remediating several MGP, landfill or other disposal sites. NSP-Minnesota has identified five sites, in addition to the Fargo MGP Site, where contamination is present and where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities. NSP-Minnesota anticipates that these investigation or remediation activities will continue through at least 2018. NSP-Minnesota accrued $3 million as of June 30, 2018 and Dec. 31, 2017 for all of these sites. There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred. Xcel Energy anticipates that any amounts spent will be fully recovered from customers.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$250	$250
Amount outstanding at period end	62	85
Average amount outstanding	1	25
Maximum amount outstanding	62	142
Weighted average interest rate, computed on a daily basis	1.85%	1.14%
Weighted average interest rate at period end	1.85	1.18

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$500	$500
Amount outstanding at period end	—	20
Average amount outstanding	—	62
Maximum amount outstanding	—	237
Weighted average interest rate, computed on a daily basis	N/A	1.10%
Weighted average interest rate at period end	N/A	1.93

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2018 and Dec. 31, 2017, there were $36 million and $24 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2018, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$36	$464

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2018 and Dec. 31, 2017.

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

Non-Derivative Instruments Fair Value Measurements

Nuclear Decommissioning Fund

The Nuclear Regulatory Commission requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Together with all accumulated earnings or losses, the assets of the nuclear decommissioning fund are legally restricted for the decommissioning the Monticello and Prairie Island (PI) nuclear generating plants. The fund contains cash equivalents, debt securities, equity securities and other investments. NSP-Minnesota plans to reinvest matured securities until decommissioning begins. NSP-Minnesota uses the asset class target allocations approved by the MPUC for the qualified trust.

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

Unrealized gains for the nuclear decommissioning fund were $547 million and $560 million as of June 30, 2018 and Dec. 31, 2017, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $23 million and $7 million as of June 30, 2018 and Dec. 31, 2017, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund as of June 30, 2018 and Dec. 31, 2017:

	June 30, 2018
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$30,868	$30,868	$—	$—	$—	$30,868
Commingled funds:
Non U.S. equities	262,468	197,545	—	—	90,402	287,947
Emerging market debt funds	158,296	—	—	—	158,075	158,075
Private equity investments	150,565	—	—	—	220,460	220,460
Real estate	128,115	—	—	—	197,032	197,032
Debt securities:
Government securities	75,806	—	75,477	—	—	75,477
U.S. corporate bonds	330,170	—	322,689	—	—	322,689
Non U.S. corporate bonds	57,902	—	56,422	—	—	56,422
Equity securities:
U.S. equities	269,483	568,134	—	—	—	568,134
Non U.S. equities	156,756	227,226	—	—	—	227,226
Total	$1,620,429	$1,023,773	$454,588	$—	$665,969	$2,144,330

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $51 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

	Dec. 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$28,741	$28,741	$—	$—	$—	$28,741
Commingled funds:
Non U.S. equities	263,694	216,551	—	—	89,857	306,408
Emerging market debt funds	156,057	—	—	—	166,375	166,375
Private equity investments	141,413	—	—	—	198,037	198,037
Real estate	130,787	—	—	—	201,842	201,842
Other commingled funds	9,340	6,286	—	—	2,975	9,261
Debt securities:
Government securities	67,760	—	69,413	—	—	69,413
U.S. corporate bonds	319,809	—	322,129	—	—	322,129
Non U.S. corporate bonds	50,121	—	50,102	—	—	50,102
Equity securities:
U.S. equities	271,166	556,974	—	—	—	556,974
Non U.S. equities	151,961	233,999	—	—	—	233,999
Total	$1,590,849	$1,042,551	$441,644	$—	$659,086	$2,143,281

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $49 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

For the three and six months ended June 30, 2018 and 2017 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, as of June 30, 2018:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$3,930	$2,300	$69,247	$75,477
U.S. corporate bonds	4,919	89,594	172,423	55,753	322,689
Non U.S. corporate bonds	2,007	19,925	30,316	4,174	56,422
Debt securities	$6,926	$113,449	$205,039	$129,174	$454,588

Rabbi Trusts

In 2016, NSP-Minnesota established a rabbi trust to provide partial funding for future deferred compensation plan distributions. The following tables present the cost and fair value of the assets held in rabbi trust at June 30, 2018 and Dec. 31, 2017:

	June 30, 2018
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trust (a)
Cash equivalents	$394	$394	$—	$—	$394
Mutual funds	10,423	11,374	—	—	11,374
Total	$10,817	$11,768	$—	$—	$11,768

	Dec. 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$783	$783	$—	$—	$783
Mutual funds	10,332	11,283	—	—	11,283
Total	$11,115	$12,066	$—	$—	$12,066

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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

At June 30, 2018, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

At June 30, 2018, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2018. NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2018 and 2017.

At June 30, 2018, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at June 30, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)(b)	June 30, 2018	Dec. 31, 2017
Megawatt hours of electricity	73,771	41,711
Million British thermal units of natural gas	7,403	23,829
Gallons of vehicle fuel	120	240

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2018 and 2017 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended June 30, 2018
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$264	(a)	$—		$—
Vehicle fuel and other commodity	31	—	(35)	(b)	—		—
Total	$31	$—	$229		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,263	(c)
Electric commodity	—	24,262	—		1,142	(d)	—
Natural gas commodity	—	(18)	—		—		—
Total	$—	$24,244	$—		$1,142		$2,263

	Six Months Ended June 30, 2018
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$525	(a)	$—		$—
Vehicle fuel and other commodity	38	—	(64)	(b)	—		—
Total	$38	$—	$461		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$8,981	(c)
Electric commodity	—	(5,615)	—		3,311	(d)	—
Natural gas commodity	—	830	—		(521)	(e)	(404)	(e)
Total	$—	$(4,785)	$—		$2,790		$8,577

	Three Months Ended June 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$350	(a)	$—		$—
Vehicle fuel and other commodity	43	—	(5)	(b)	—		—
Total	$43	$—	$345		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$5,977	(c)
Electric commodity	—	(1,526)	—		(1,149)	(d)	—
Natural gas commodity	—	(51)	—		—		—
Total	$—	$(1,577)	$—		$(1,149)		$5,977

	Six Months Ended June 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$692	(a)	$—		$—
Vehicle fuel and other commodity	43	—	(5)	(b)	—		—
Total	$43	$—	$687		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$6,599	(c)
Electric commodity	—	(2,772)	—		(3,937)	(d)	—
Natural gas commodity	—	(717)	—		698	(e)	(945)	(e)
Total	$—	$(3,489)	$—		$(3,239)		$5,654

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2018 and 2017. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At June 30, 2018, five of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $39.7 million or 48 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Five of the 10 most significant counterparties, comprising $20.1 million or 24 percent of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. All ten of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies or for cross-default contractual provisions that could result in the settlement of such contracts if there was a failure under other financing arrangements related to payment terms or other covenants. At June 30, 2018 and Dec. 31, 2017, there were no derivative instruments in a material liability position with such underlying contract provisions.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2018 and Dec. 31, 2017.

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at June 30, 2018:

	June 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$81	$—	$81	$—	$81
Other derivative instruments:
Commodity trading	480	14,737	1,661	16,878	(8,601)	8,277
Electric commodity	—	—	22,896	22,896	(177)	22,719
Natural gas commodity	—	167	—	167	—	167
Total current derivative assets	$480	$14,985	$24,557	$40,022	$(8,778)	31,244
PPAs (a)						24
Current derivative instruments						$31,268
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$33,171	$5,596	$38,767	$(12,085)	$26,682
Total noncurrent derivative assets	$—	$33,171	$5,596	$38,767	$(12,085)	26,682
PPAs (a)						108
Noncurrent derivative instruments						$26,790

	June 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$286	$12,147	$1,550	$13,983	$(9,805)	$4,178
Electric commodity	—	—	177	177	(177)	—
Total current derivative liabilities	$286	$12,147	$1,727	$14,160	$(9,982)	4,178
PPAs (a)						13,851
Current derivative instruments						$18,029
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$24,476	$397	$24,873	$(15,738)	$9,135
Total noncurrent derivative liabilities	$—	$24,476	$397	$24,873	$(15,738)	9,135
PPAs (a)						82,987
Noncurrent derivative instruments						$92,122

(a)
During 2006, NSP-Minnesota qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2018. At June 30, 2018, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $4.9 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(a)
During 2006, NSP-Minnesota qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

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

The following table presents the changes in Level 3 commodity derivatives for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30
(Thousands of Dollars)	2018	2017
Balance at April 1	$13,516	$4,643
Purchases	26,395	40,460
Settlements	(5,170)	(8,166)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(2,654)	6,007
Net losses recognized as regulatory assets and liabilities	(4,058)	(2,372)
Balance at June 30	$28,029	$40,572

	Six Months Ended June 30
(Thousands of Dollars)	2018	2017
Balance at Jan. 1	$22,662	$15,320
Purchases	26,397	40,740
Settlements	(7,104)	(11,592)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(374)	5,215
Net gains recognized as regulatory assets and liabilities	(13,552)	(9,111)
Balance at June 30	$28,029	$40,572

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2018 and 2017.

Fair Value of Long-Term Debt

As of June 30, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,935,068	$5,192,385	$4,933,018	$5,601,919

The fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2018 and Dec. 31, 2017, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2018	2017	2018	2017
Interest income	$522	$605	$3,457	$3,314
Other nonoperating income	697	17	698	27
Insurance policy expense	(1,537)	(856)	(1,195)	(1,711)
Benefits non-service cost	(1,916)	(3,398)	(4,978)	(6,796)
Other expense, net	$(2,234)	$(3,632)	$(2,018)	$(5,166)

10.	Segment Information

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

To report income from operations for regulated electric and regulated natural gas utility segments, the majority of costs are directly assigned to each segment. However, some costs, such as common depreciation, common operating and maintenance (O&M) expenses and interest expense are allocated based on cost causation allocators. A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2018
Operating revenues (a)(b)	$1,096,408	$83,112	$8,215	$—	$1,187,735
Intersegment revenues	128	116	—	(244)	—
Total revenues	$1,096,536	$83,228	$8,215	$(244)	$1,187,735
Net income	$88,875	$399	$3,113	$—	$92,387

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2017
Operating revenues (a)(b)	$1,079,779	$78,006	$7,155	$—	$1,164,940
Intersegment revenues	243	177	—	(420)	—
Total revenues	$1,080,022	$78,183	$7,155	$(420)	$1,164,940
Net income (loss)	$89,477	$(3,360)	$1,545	$—	$87,662

(a)	Operating revenues include 117 million and 119 million of affiliate electric revenue for the three months ended June 30, 2018 and 2017.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended June 30, 2018 and 2017.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2018
Operating revenues (a)(b)	$2,158,671	$324,544	$15,271	$—	$2,498,486
Intersegment revenues	293	260	—	(553)	—
Total revenues	$2,158,964	$324,804	$15,271	$(553)	$2,498,486
Net income	$174,597	$25,844	$3,686	$—	$204,127

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2017
Operating revenues (a)(b)	$2,158,809	$299,189	$14,082	$—	$2,472,080
Intersegment revenues	352	271	—	(623)	—
Total revenues	$2,159,161	$299,460	$14,082	$(623)	$2,472,080
Net income	$167,559	$14,145	$124	$—	181,828

(a)	Operating revenues include $234 million and $243 million of affiliate electric revenue for the six months ended June 30, 2018 and 2017.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the six months ended June 30, 2018 and 2017.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,982	$6,958	$43	$36
Interest cost (a)	8,804	10,177	769	854
Expected return on plan assets (a)	(14,542)	(15,017)	(96)	(54)
Amortization of prior service (credit) cost (a)	(28)	265	(759)	(759)
Amortization of net loss (a)	9,614	9,902	595	507
Net periodic benefit cost	10,830	12,285	552	584
Costs not recognized due to the effects of regulation	(3,069)	(4,899)	—	—
Net benefit cost recognized for financial reporting	$7,761	$7,386	$552	$584

	Six Months Ended June 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$13,964	$13,916	$86	$72
Interest cost (a)	17,608	20,354	1,538	1,708
Expected return on plan assets (a)	(29,083)	(30,034)	(192)	(108)
Amortization of prior service (credit) cost (a)	(57)	530	(1,518)	(1,518)
Amortization of net loss (a)	19,229	19,804	1,190	1,014
Net periodic benefit cost	21,661	24,570	1,104	1,168
Costs not recognized due to the effects of regulation	(5,832)	(9,798)	—	—
Net benefit cost recognized for financial reporting	$15,829	$14,772	$1,104	$1,168

(a)
The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the income statement or capitalized on the balance sheet as a regulatory asset.

In January 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $63.0 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2018.

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(20,723)	$—	$(3,717)	$(24,440)
Other comprehensive income before reclassifications	22	—	—	22
Losses reclassified from net accumulated other comprehensive loss	165	—	54	219
Net current period other comprehensive income	187	—	54	241
Accumulated other comprehensive loss at June 30	$(20,536)	$—	$(3,663)	$(24,199)

	Three Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(18,005)	$105	$(2,645)	$(20,545)
Other comprehensive income before reclassifications	26	—	—	26
Losses reclassified from net accumulated other comprehensive loss	204	—	36	240
Net current period other comprehensive income	230	—	36	266
Accumulated other comprehensive loss at June 30	$(17,775)	$105	$(2,609)	$(20,279)

	Six Months Ended June 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20,895)	$128	$(3,770)	$(24,537)
Other comprehensive income before reclassifications	27	—	—	27
Losses (gains) reclassified from net accumulated other comprehensive loss	332	(128)	107	311
Net current period other comprehensive income	359	(128)	107	338
Accumulated other comprehensive loss at June 30	$(20,536)	$—	$(3,663)	$(24,199)

	Six Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18,208)	$105	$(2,680)	$(20,783)
Other comprehensive income before reclassifications	26	—	—	26
Losses reclassified from net accumulated other comprehensive loss	407	—	71	478
Net current period other comprehensive income	433	—	71	504
Accumulated other comprehensive loss at June 30	$(17,775)	$105	$(2,609)	$(20,279)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Losses (gains) on cash flow hedges:
Interest rate derivatives	$264	(a)	$350	(a)
Vehicle fuel derivatives	(35)	(b)	(5)	(b)
Total, pre-tax	229		345
Tax benefit	(64)		(141)
Total, net of tax	165		204
Defined benefit pension and postretirement losses:
Amortization of net loss	125	(c)	109	(c)
Prior service credit	(49)	(c)	(51)	(c)
Total, pre-tax	76		58
Tax benefit	(22)		(22)
Total, net of tax	54		36
Marketable securities:
Realization of gains	—		—
Total, pre-tax	—		—
Tax expense	—		—
Total, net of tax	—		—
Total amounts reclassified, net of tax	$219		$240

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Losses (gains) on cash flow hedges:
Interest rate derivatives	$525	(a)	$692	(a)
Vehicle fuel derivatives	(64)	(b)	(5)	(b)
Total, pre-tax	461		687
Tax benefit	(129)		(280)
Total, net of tax	332		407
Defined benefit pension and postretirement losses:
Amortization of net loss	250	(c)	218	(c)
Prior service credit	(98)	(c)	(100)	(c)
Total, pre-tax	152		118
Tax benefit	(45)		(47)
Total, net of tax	107		71
Marketable securities:
Realization of gains	(179)		—
Total, pre-tax	(179)		—
Tax expense	51		—
Total, net of tax	(128)		—
Total amounts reclassified, net of tax	$311		$478

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 to the consolidated financial statements for details regarding these benefit plans.

13. Revenues

NSP-Minnesota principally generates revenue from the generation, transmission, distribution and sale of electricity and the transportation, distribution and sale of natural gas to wholesale and retail customers. Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. NSP-Minnesota recognizes revenue in an amount that corresponds directly to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized. Contract terms are generally short-term in nature, and as such NSP-Minnesota does not recognize a separate financing component of its collections from customers. NSP-Minnesota presents its revenues net of any excise or other fiduciary-type taxes or fees.

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

	Three Months Ended June 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$311,086	$42,398	$6,710	$360,194
Commercial and industrial (C&I)	514,710	33,417	42	548,169
Other	8,639	—	1,463	10,102
Total retail	834,435	75,815	8,215	918,465
Wholesale	42,033	—	—	42,033
Transmission	59,951	—	—	59,951
Interchange	117,417	—	—	117,417
Other	6,033	3,317	—	9,350
Total revenue from contracts with customers	1,059,869	79,132	8,215	1,147,216
Alternative revenue and other	36,539	3,980	—	40,519
Total revenues	$1,096,408	$83,112	$8,215	$1,187,735

	Three Months Ended June 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$288,733	$36,860	$6,416	$332,009
C&I	526,867	31,382	92	558,341
Other	7,854	—	647	8,501
Total retail	823,454	68,242	7,155	898,851
Wholesale	28,841	—	—	28,841
Transmission	56,177	—	—	56,177
Interchange	119,384	—	—	119,384
Other	7,445	1,452	—	8,897
Total revenue from contracts with customers	1,035,301	69,694	7,155	1,112,150
Alternative revenue and other	44,478	8,312	—	52,790
Total revenues	$1,079,779	$78,006	$7,155	$1,164,940

	Six Months Ended June 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$622,215	$174,057	$13,033	$809,305
Commercial and industrial (C&I)	982,733	130,325	85	1,113,143
Other	18,358	—	2,153	20,511
Total retail	1,623,306	304,382	15,271	1,942,959
Wholesale	88,398	—	—	88,398
Transmission	114,749	—	—	114,749
Interchange	234,389	—	—	234,389
Other	17,578	5,528	—	23,106
Total revenue from contracts with customers	2,078,420	309,910	15,271	2,403,601
Alternative revenue and other	80,251	14,634	—	94,885
Total revenues	$2,158,671	$324,544	$15,271	$2,498,486

	Six Months Ended June 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$593,146	$158,273	$12,626	$764,045
C&I	1,011,970	119,873	130	1,131,973
Other	16,057	—	1,326	17,383
Total retail	1,621,173	278,146	14,082	1,913,401
Wholesale	74,760	—	—	74,760
Transmission	110,136	—	—	110,136
Interchange	243,073	—	—	243,073
Other	13,408	2,697	—	16,105
Total revenue from contracts with customers	2,062,550	280,843	14,082	2,357,475
Alternative revenue and other	96,259	18,346	—	114,605
Total revenues	$2,158,809	$299,189	$14,082	$2,472,080

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

Results of Operations

NSP-Minnesota’s net income was approximately $204 million for 2018 year-to-date, compared with approximately $182 million for the same period of 2017. The increase in earnings, driven by lower O&M expenses and higher electric and natural gas margins due to favorable weather, was partially offset by higher depreciation expense due to invested capital.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2018	2017
Electric revenues before impact of the TCJA	$2,218	$2,159
Electric fuel and purchased power	(826)	(780)
Electric margin before impact of the TCJA	$1,392	$1,379
Impact of the TCJA (offset as a reduction in income tax expense)	(57)	—
Electric margin	$1,335	$1,379

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2018 vs. 2017
Interchange agreement billings with NSP-Wisconsin	$(9)
Conservation program revenue (offset by expenses)	(5)
Conservation incentive	(5)
Fuel and purchased power cost recovery	39
Estimated impact of weather (net of Minnesota decoupling)	11
Wholesale transmission revenue	10
Retail sales growth (including Minnesota decoupling and sales true-up)	9
Trading	7
Other, net	2
Total increase in electric revenues before impact of the TCJA	$59
Impact of the TCJA (offset as a reduction in income tax expense)	(59)
Total change in electric revenues	$—

Electric Margin

(Millions of Dollars)	2018 vs. 2017
Interchange agreement billings with NSP-Wisconsin	$(11)
Conservation program revenue (offset by expenses)	(5)
Conservation incentive	(5)
Purchased capacity costs	20
Estimated impact of weather (net of Minnesota decoupling)	11
Retail sales growth (including Minnesota decoupling and sales true-up)	9
Other, net	(6)
Total increase in electric margin before impact of the TCJA	$13
Impact of the TCJA (offset as a reduction in income tax expense)	(57)
Total decrease in electric margin	$(44)

Natural Gas Revenues and Margin

Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms. The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2018	2017
Natural gas revenues before impact of the TCJA	$329	$299
Cost of natural gas sold and transported	(192)	(178)
Natural gas margin before impact of the TCJA	$137	$121
Impact of the TCJA (offset as a reduction in income tax expense)	(4)	—
Natural gas margin	$133	$121

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2018 vs. 2017
Purchased natural gas adjustment clause recovery	$13
Estimated impact of weather	10
Conservation program revenue (offset by expenses)	2
Other, net	5
Total increase in natural gas revenues before impact of the TCJA	$30
Impact of TCJA (offset as a reduction in income tax expense)	(4)
Total increase in natural gas revenues	$26

Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Estimated impact of weather	$10
Conservation program revenue (offset by expenses)	2
Other, net	4
Total increase in natural gas margin before impact of TCJA	$16
Impact of the TCJA (offset as a reduction in income tax expense)	(4)
Total increase in natural gas margin	$12

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $12 million, or 2.0 percent, for 2018 year-to-date, largely reflecting expense timing. The significant changes are summarized in the table below:

(Millions of Dollars)	2018 vs. 2017
Nuclear plant operations and amortization	$(16)
Plant generation costs	7
Other, net	(3)
Total decrease in O&M expenses	$(12)

•	Nuclear plant operations and amortization expenses are lower largely reflecting expense timing, savings initiatives and reduced refueling outage costs; and

•	Plant generation costs increased primarily due to the timing of planned maintenance and overhauls at a number of generation facilities.

Conservation Program Expenses — Conservation program expenses decreased $2 million, or 3.7 percent, for 2018 year-to-date. The decrease was due to lower recovery rates, partially offset by additional customer participation in electric conservation programs. Conservation expenses are generally recovered concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization expense increased $15 million, or 4.3 percent, for 2018 year-to-date. The increase was primarily driven by capital expenditures due to planned system investments and amortization of certain regulatory assets, partially offset by lower depreciation rates in Minnesota.

Income Taxes — Income tax expense decreased $51 million for the first six months of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA, an increase in plant-related regulatory differences related to ARAM (net of deferrals), and an increase in wind PTCs. The ETR was 9.6 percent for the first six months of 2018 compared with 28.6 percent for the same period in 2017. The lower ETR in 2018 is primarily due to the items referenced above. See Note 4 to the consolidated financial statements.

Public Utility Regulation

Except to the extent noted below and in Note 5 to the consolidated financial statements the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Wind Development — In 2017, the MPUC approved NSP-Minnesota’s proposal to add 1,550 megawatts (MW) of new wind generation including ownership of 1,150 MW of wind generation. An order from the NDPSC is expected later in 2018.

Dakota Range — In April 2018, the MPUC approved NSP-Minnesota’s petition to build and own the Dakota Range, a 300 MW wind project in South Dakota. The project is expected to be placed into service by the end of 2021 and qualify for 80 percent of the PTC. NSP-Minnesota’s total capital investment for the Dakota Range is expected to be approximately $350 million. A NDPSC decision is expected later in 2018.

Minnesota State Right-Of-First Refusal (ROFR) Statute Complaint — In September 2017, LSP Transmission Holdings, LLC (LSP Transmission) filed a complaint in the U.S. District Court for the District of Minnesota (Minnesota District Court) against the Minnesota Attorney General, the MPUC and the DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line from near Mankato, Minn. to Winnebago, Minn. The project was estimated by MISO to cost $108 million, with the transmission line portion of the project estimated by MISO to cost $103 million. The project was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute. The complaint challenged the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal to the 8th Circuit Court of Appeals in July 2018. It is uncertain when a decision will be rendered regarding this appeal.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 12 to the financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and Nuclear Power Operations included in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 58 percent of its 2018 and approximately 24 percent of its 2019 enriched nuclear material requirements from sources that could be impacted by current political/world events, including those related to Ukraine/Russia. Alternate potential sources are expected to provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply to ensure that plant availability and reliability will not be negatively impacted in the near-term. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 34 percent of its average enriched nuclear material requirements from these sources. NSP-Minnesota is closely following the progression of these events and will periodically assess if further actions are required to assure a secure supply of enriched nuclear material.

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

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017 and NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

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

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2018, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

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
10.01*
Seventh Amendment dated May 7, 2018 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy for the quarter ended June 30, 2018 (file no. 001-03034)).

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
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

July 27, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)