Form 10-Q
period 2018-09-30
NORTHERN STATES POWER CO
filed 2018-10-26
CIK 1123852

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 26, 2018
Common Stock, $0.01 par value	1,000,000 shares
Northern States Power Company (a Minnesota corporation) meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I —	FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 4 —	Controls and Procedures	35

PART II —	OTHER INFORMATION

Item 1 —	Legal Proceedings	36
Item 1A —	Risk Factors	36
Item 6 —	Exhibits	36

SIGNATURES		37

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2018	2017	2018	2017
Operating revenues
Electric, non-affiliates	$1,166,862	$1,167,447	$3,091,144	$3,083,182
Electric, affiliates	122,636	123,524	357,025	366,598
Natural gas	54,625	57,442	379,169	356,631
Other	7,631	7,366	22,902	21,448
Total operating revenues	1,351,754	1,355,779	3,850,240	3,827,859

Operating expenses
Electric fuel and purchased power	479,813	435,003	1,304,087	1,215,071
Cost of natural gas sold and transported	19,595	20,723	211,679	198,968
Cost of sales — other	5,703	4,313	14,539	13,085
Operating and maintenance expenses	310,536	285,372	912,027	899,187
Conservation program expenses	29,434	31,674	87,762	92,238
Depreciation and amortization	187,201	176,739	547,333	522,070
Taxes (other than income taxes)	59,990	62,220	191,820	191,989
Total operating expenses	1,092,272	1,016,044	3,269,247	3,132,608

Operating income	259,482	339,735	580,993	695,251

Other expense, net	(1,976)	(1,278)	(3,994)	(6,444)
Allowance for funds used during construction — equity	5,899	10,683	19,550	23,391

Interest charges and financing costs
Interest charges — includes other financing costs of $1,853, $1,845, $5,501 and $5,437, respectively	56,398	57,577	170,517	172,548
Allowance for funds used during construction — debt	(3,500)	(5,383)	(10,287)	(11,909)
Total interest charges and financing costs	52,898	52,194	160,230	160,639

Income before income taxes	210,507	296,946	436,319	551,559
Income taxes	9,331	67,943	31,016	140,728
Net income	$201,176	$229,003	$405,303	$410,831

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2018	2017	2018	2017
Net income	$201,176	$229,003	$405,303	$410,831

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $20, $21, $65 and $70, respectively	56	39	163	110

Derivative instruments:
Net fair value decrease, net of tax of $2, $16, $13 and $33, respectively	5	22	32	48
Reclassification of losses to net income, net of tax of $56, $222, $185 and $502, respectively	172	379	504	786
	177	401	536	834
Marketable securities:
Reclassification of gains to net income, net of tax of $0, $0, $(51) and $0, respectively	—	—	(128)	—

Other comprehensive income	233	440	571	944
Comprehensive income	$201,409	$229,443	$405,874	$411,775

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30,
	2018	2017
Operating activities
Net income	$405,303	$410,831
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	552,141	526,784
Nuclear fuel amortization	92,393	87,654
Deferred income taxes	32,672	98,125
Amortization of investment tax credits	(1,226)	(1,241)
Allowance for equity funds used during construction	(19,550)	(23,391)
Net realized and unrealized hedging and derivative transactions	(2,278)	(2,703)
Other, net	(1,038)	(1,072)
Changes in operating assets and liabilities:
Accounts receivable	(29,320)	(14,677)
Accrued unbilled revenues	28,610	33,465
Inventories	17,168	(4,265)
Other current assets	84,801	35,591
Accounts payable	(21,377)	(34,275)
Net regulatory assets and liabilities	115,043	(15,467)
Other current liabilities	(78,895)	(73,898)
Pension and other employee benefit obligations	(57,593)	(55,548)
Change in other noncurrent assets	880	(3,585)
Change in other noncurrent liabilities	(32,596)	(30,704)
Net cash provided by operating activities	1,085,138	931,624

Investing activities
Utility capital/construction expenditures	(697,705)	(696,857)
Allowance for equity funds used during construction	19,550	23,391
Purchases investment securities	(493,893)	(965,086)
Proceeds from the sale of investment securities	478,614	948,558
Investments in utility money pool arrangement	(748,000)	(122,000)
Repayments from utility money pool arrangement	748,000	122,000
Other, net	(2,775)	(3,463)
Net cash used in investing activities	(696,209)	(693,457)

Financing activities
Repayments of short-term borrowings, net	4,000	(85,000)
Borrowings under utility money pool arrangement	345,000	516,000
Repayments under utility money pool arrangement	(430,000)	(466,000)
Proceeds from issuance of long-term debt	—	586,264
Repayments of long-term debt	(1)	(507,865)
Capital contributions from parent	49,622	123,247
Dividends paid to parent	(371,960)	(418,133)
Other, net	(93)	—
Net cash (used in) provided by financing activities	(403,432)	(251,487)

Net change in cash and cash equivalents	(14,503)	(13,320)
Cash and cash equivalents at beginning of period	43,781	47,595
Cash and cash equivalents at end of period	$29,278	$34,275

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(167,301)	$(177,336)
Cash received (paid) for income taxes, net	59,461	(60,911)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$79,346	$47,261

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$29,278	$43,781
Accounts receivable, net	387,855	345,110
Accounts receivable from affiliates	17,758	48,494
Accrued unbilled revenues	249,106	277,716
Inventories	288,678	337,712
Regulatory assets	278,288	276,392
Derivative instruments	30,450	25,230
Prepaid taxes	20,789	79,145
Prepayments and other	32,591	43,682
Total current assets	1,334,793	1,477,262

Property, plant and equipment, net	13,215,718	13,033,612

Other assets
Nuclear decommissioning fund and other investments	2,262,751	2,192,344
Regulatory assets	1,326,785	1,190,429
Derivative instruments	22,083	28,102
Other	10,032	4,142
Total other assets	3,621,651	3,415,017
Total assets	$18,172,162	$17,925,891

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$16	$7
Short-term debt	24,000	20,000
Borrowings under utility money pool arrangement	—	85,000
Accounts payable	391,695	368,342
Accounts payable to affiliates	61,347	80,070
Regulatory liabilities	219,169	83,403
Taxes accrued	246,397	229,335
Accrued interest	52,530	65,896
Dividends payable to parent	84,177	98,687
Derivative instruments	18,664	17,697
Customer deposits	58,949	95,369
Other	146,862	152,965
Total current liabilities	1,303,806	1,296,771

Deferred credits and other liabilities
Deferred income taxes	1,700,494	1,612,341
Deferred investment tax credits	21,301	22,528
Regulatory liabilities	1,984,514	1,978,527
Asset retirement obligations	2,167,201	2,083,874
Derivative instruments	86,748	102,742
Pension and employee benefit obligations	278,614	331,087
Other	160,242	89,440
Total deferred credits and other liabilities	6,399,114	6,220,539

Commitments and contingencies
Capitalization
Long-term debt	4,936,119	4,933,011
Common stock — authorized 5,000,000 shares of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2018 and Dec. 31, 2017, respectively	10	10
Additional paid in capital	3,589,363	3,580,234
Retained earnings	1,967,716	1,919,863
Accumulated other comprehensive loss	(23,966)	(24,537)
Total common stockholder’s equity	5,533,123	5,475,570
Total liabilities and equity	$18,172,162	$17,925,891
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2018 and 2017; and its cash flows for the nine months ended Sept. 30, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 26, 2018. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. Adoption will occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and included in Targeted Improvements, Topic 842 (ASU No. 2018-11). On Jan. 1, 2019, agreements historically disclosed as operating leases for the use of real estate, equipment and certain fossil-fueled generating facilities operated under purchased power agreements (PPAs) are expected to be recognized on the consolidated balance sheet. Other than first-time recognition of these types of operating leases on the consolidated balance sheet, the implementation is not expected to have a significant impact on NSP-Minnesota’s consolidated financial statements.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Minnesota implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a material impact on NSP-Minnesota’s consolidated financial statements. For related disclosures, see Note 13 to the consolidated financial statements.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of the application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. NSP-Minnesota implemented the new guidance on Jan. 1, 2018, and as a result, $3.4 million and $10.2 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the consolidated income statement for the three and nine months ended Sept. 30, 2017, respectively. Under a practical expedient permitted by the standard, NSP-Minnesota used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Accounts receivable, net
Accounts receivable	$409,740	$366,388
Less allowance for bad debts	(21,885)	(21,278)
	$387,855	$345,110

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$176,183	$209,236
Fuel	76,962	94,483
Natural gas	35,533	33,993
	$288,678	$337,712

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$17,363,519	$17,024,925
Natural gas plant	1,426,646	1,370,330
Common and other property	726,127	724,066
Construction work in progress	685,047	530,126
Total property, plant and equipment	20,201,339	19,649,447
Less accumulated depreciation	(7,314,826)	(7,018,249)
Nuclear fuel	2,716,595	2,697,412
Less accumulated amortization	(2,387,390)	(2,294,998)
	$13,215,718	$13,033,612

4.	Income Taxes

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

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Nine Months Ended Sept. 30
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax (net of federal tax effect)	7.1	5.8
Increases (decreases) in tax from:
Wind production tax credits (PTCs) (a)	(12.1)	(11.3)
Regulatory differences - ARAM (b)	(9.5)	(0.1)
Regulatory differences - ARAM deferral (c)	7.7	—
Regulatory differences - reversal of prior quarters’ ARAM deferral (c)	(7.1)	—
Regulatory differences - other utility plant items	0.2	(0.3)
Other tax credits (net of federal income tax expense)	(1.4)	(1.1)
Other (net)	1.2	(2.5)
Effective income tax rate	7.1%	25.5%

(a)	Quarterly PTCs may vary due to production and timing differences. Annual 2018 PTCs are forecasted to exceed 2017.

(b)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(c)
ARAM has been deferred when regulatory treatment has not been established. As NSP-Minnesota received direction from its regulatory commissions regarding the return of excess deferred taxes to customers, the ARAM deferral was reversed. This resulted in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2014	October 2019
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. In 2017 Xcel Energy and the Office of Appeals (Appeals) reached an agreement and the benefit related to the agreed upon portions was recognized. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). Xcel Energy filed a protest with the IRS. As of Sept. 30, 2018 the case has been forwarded to Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$11.4	$10.2
Unrecognized tax benefit — Temporary tax positions	5.4	7.9
Total unrecognized tax benefit	$16.8	$18.1

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(14.0)	$(12.8)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Payable for interest related to unrecognized tax benefits at beginning of period	$(0.9)	$(2.0)
Interest (expense) income related to unrecognized tax benefits recorded during the period	(1.1)	1.1
Payable for interest related to unrecognized tax benefits at end of period	$(2.0)	$(0.9)

No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 10 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Note 5 to the consolidated financial statements to NSP-Minnesota’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

The specific impacts of the TCJA on customer rates are subject to regulatory approval. The following details the status of regulatory decisions in each state where NSP-Minnesota operates.

Minnesota — In August 2018, the Minnesota Public Utilities Commission (MPUC) ordered NSP-Minnesota to refund the 2018 impacts of TCJA, including $5 million to natural gas customers and $131 million to electric customers, including low income program funding of $2 million.

South Dakota — In July 2018, the South Dakota Public Utilities Commission approved a settlement providing a one-time customer refund of $11 million for the 2018 impact of the TCJA, while NSP-Minnesota would retain the benefits of the TCJA in 2019 and 2020 in exchange for a two-year rate case moratorium.

North Dakota — Natural Gas — In August 2018, NSP-Minnesota and the North Dakota Public Service Commission (NDPSC) Staff reached a TCJA settlement, in which NSP-Minnesota would amortize $1 million annually of the regulatory asset for the remediation of the manufactured gas plant (MGP) site in Fargo, N.D. beginning in 2018, and retain the TCJA savings to approximately offset the MGP amortization expense. The TCJA benefits would be incorporated into a future rate case and the MGP amortization would then be recoverable through the cost of gas rider until fully amortized. A NDPSC decision related to the settlement is expected to be received by the end of 2018. See Note 6 for further discussion of the Fargo, N.D. MGP Site.

North Dakota — Electric — In October 2018, NSP-Minnesota and the NDPSC Staff reached a settlement which included a one-time customer refund of $10 million for 2018, while NSP-Minnesota would retain the benefits of the TCJA in 2019 and 2020 in exchange for a two-year rate case moratorium. The settlement also includes an earnings sharing provision in which annual weather normalized earnings exceeding an ROE of 9.85 percent are returned to customers.
A NDPSC decision related to the settlement is expected to be received by the end of 2018 or during the first quarter of 2019.

Recently Concluded Regulatory Proceedings — MPUC and the NDPSC

PPA Terminations and Amendments — In June 2018, NSP-Minnesota terminated the Benson and Laurentian PPAs, and purchased the Benson biomass facility. As a result, a $103 million regulatory asset was recognized for the costs of the Benson transaction, including payments to Benson of $93 million, as well as other transaction costs and future estimated facility removal costs. For Laurentian, a regulatory asset of $109 million was recognized for annual termination payments over six years. The regulatory approvals provide for recovery of the Benson regulatory asset over approximately 10 years, and for recovery of the Laurentian termination payments as they occur, through fuel and purchased energy recovery mechanisms. The termination of the PPAs is expected to save customers over $600 million over the next 10 years.

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

Except to the extent noted below and in Note 5 to the consolidated financial statements, the circumstances set forth in Notes 10, 11 and 12 to the consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Notes 5 and 6 to NSP-Minnesota’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.

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

NSP-Minnesota had approximately 1,002 Megawatts (MW) of capacity under long-term PPAs as of Sept. 30, 2018 and 1,069 MW as of Dec. 31, 2017, with entities that have been determined to be variable interest entities. NSP-Minnesota has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have various expiration dates through 2027.

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

Environmental Contingencies

Fargo, N.D. Manufactured Gas Plant (MGP) Site — NSP-Minnesota is remediating a former MGP site in Fargo, N.D. Remediation is expected to be completed in early November 2018, and several years of groundwater monitoring is expected to follow. NSP-Minnesota has also initiated insurance recovery litigation in North Dakota. The U.S. District Court for the District of North Dakota has set a trial date for Spring of 2020.

NSP-Minnesota recorded an estimated liability of $6 million as of Sept. 30, 2018 and $16 million as of Dec. 31, 2017, for the Fargo MGP Site. The current cost estimate for the remediation of the site is approximately $25 million, of which approximately $19 million has been spent. NSP-Minnesota has deferred Fargo MGP Site costs allocable to the North Dakota jurisdiction, or approximately 88 percent of all remediation costs, as approved by the NDPSC. In October 2018, the MPUC denied NSP-Minnesota’s request to defer post-2017 MGP remediation expenditures allocable to the Minnesota jurisdiction, including the Fargo MGP Site.

Other MGP, Landfill or Disposal Sites — NSP-Minnesota is currently involved in investigating and/or remediating several MGP, landfill or other disposal sites. NSP-Minnesota has identified five sites, in addition to the Fargo MGP Site, where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities. NSP-Minnesota anticipates that these investigation or remediation activities will continue through at least 2019. NSP-Minnesota accrued $3 million as of Sept. 30, 2018 and Dec. 31, 2017 for all of these sites. There may be insurance recovery and/or recovery from other responsible parties that will offset any costs incurred.

Environmental Requirements

Water and Waste
Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2015, the United States Environmental Protection Agency published a final rule regulating the management, storage, and disposal of coal combustion residuals (CCRs) as a nonhazardous waste (CCR Rule).

Under the CCR Rule, utilities are required to complete certain groundwater sampling around their CCR landfills and surface impoundments. NSP-Minnesota is currently conducting additional groundwater sampling and will evaluate whether corrective action is required at any CCR landfills or surface impoundments. Until NSP-Minnesota completes additional groundwater sampling, it is uncertain what impact, if any, there will be on the operations, financial position or cash flows. NSP-Minnesota believes that any associated costs would be recoverable through regulatory mechanisms.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$250	$250
Amount outstanding at period end	—	85
Average amount outstanding	34	25
Maximum amount outstanding	143	142
Weighted average interest rate, computed on a daily basis	1.97%	1.14%
Weighted average interest rate at period end	N/A	1.18

Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$500	$500
Amount outstanding at period end	24	20
Average amount outstanding	6	62
Maximum amount outstanding	73	237
Weighted average interest rate, computed on a daily basis	2.12%	1.10%
Weighted average interest rate at period end	2.30	1.93

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2018 and Dec. 31, 2017, there were $37 million and $24 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At Sept. 30, 2018, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$61	$439

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding letters of credit.

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

Unrealized gains for the nuclear decommissioning fund were $600 million and $560 million as of Sept. 30, 2018 and Dec. 31, 2017, respectively, and unrealized losses and amounts recorded as other-than-temporary impairments were $22 million and $7 million as of Sept. 30, 2018 and Dec. 31, 2017, respectively.

The following tables present the cost and fair value of NSP-Minnesota’s non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund as of Sept. 30, 2018 and Dec. 31, 2017:

	Sept. 30, 2018
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33,040	$33,040	$—	$—	$—	$33,040
Commingled funds:
Non U.S. equities	262,345	195,959	—	—	91,426	287,385
Emerging market debt funds	162,835	—	—	—	164,772	164,772
Private equity investments	169,676	—	—	—	249,881	249,881
Real estate	125,422	—	—	—	198,422	198,422
Debt securities:
Government securities	75,799	—	73,317	—	—	73,317
U.S. corporate bonds	334,219	—	329,727	—	—	329,727
Non U.S. corporate bonds	55,856	—	54,813	—	—	54,813
Equity securities:
U.S. equities	257,932	590,310	—	—	—	590,310
Non U.S. equities	156,225	229,245	—	—	—	229,245
Total	$1,633,349	$1,048,554	$457,857	$—	$704,501	$2,210,912

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $52 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

	Dec. 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Investments Measured at NAV (b)	Total
Nuclear decommissioning fund (a)
Cash equivalents	$28,741	$28,741	$—	$—	$—	$28,741
Commingled funds:
Non U.S. equities	263,694	216,551	—	—	89,857	306,408
Emerging market debt funds	156,057	—	—	—	166,375	166,375
Private equity investments	141,413	—	—	—	198,037	198,037
Real estate	130,787	—	—	—	201,842	201,842
Other commingled funds	9,340	6,286	—	—	2,975	9,261
Debt securities:
Government securities	67,760	—	69,413	—	—	69,413
U.S. corporate bonds	319,809	—	322,129	—	—	322,129
Non U.S. corporate bonds	50,121	—	50,102	—	—	50,102
Equity securities:
U.S. equities	271,166	556,974	—	—	—	556,974
Non U.S. equities	151,961	233,999	—	—	—	233,999
Total	$1,590,849	$1,042,551	$441,644	$—	$659,086	$2,143,281

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $49 million of rabbi trust assets and miscellaneous investments.

(b)	Due to limited availability of published pricing and a lack of immediate redeemability, certain fund investments measured at NAV are not required to be categorized within the fair value hierarchy.

For the three and nine months ended Sept. 30, 2018 and 2017 there were no Level 3 nuclear decommissioning fund investments and no transfers of amounts between levels.

The following table summarizes the final contractual maturity dates of the debt securities in the nuclear decommissioning fund, by asset class, as of Sept. 30, 2018:

	Final Contractual Maturity
(Thousands of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Government securities	$—	$—	$1,750	$71,567	$73,317
U.S. corporate bonds	12,759	90,982	175,662	50,324	329,727
Non U.S. corporate bonds	1,998	20,498	28,151	4,166	54,813
Debt securities	$14,757	$111,480	$205,563	$126,057	$457,857

Rabbi Trusts

In 2016, NSP-Minnesota established a rabbi trust to provide partial funding for future deferred compensation plan distributions. The following tables present the cost and fair value of the assets held in rabbi trust at Sept. 30, 2018 and Dec. 31, 2017:

	Sept. 30, 2018
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trust (a)
Cash equivalents	$2,321	$2,321	$—	$—	$2,321
Mutual funds	10,474	11,748	—	—	11,748
Total	$12,795	$14,069	$—	$—	$14,069

	Dec. 31, 2017
		Fair Value
(Thousands of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$783	$783	$—	$—	$783
Mutual funds	10,332	11,283	—	—	11,283
Total	$11,115	$12,066	$—	$—	$12,066

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

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

At Sept. 30, 2018, NSP-Minnesota had various vehicle fuel contracts designated as cash flow hedges extending through December 2018. NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. NSP-Minnesota recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2018 and 2017.

At Sept. 30, 2018, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included immaterial net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards, options and FTRs at Sept. 30, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)(b)	Sept. 30, 2018	Dec. 31, 2017
Megawatt hours of electricity	61,746	41,711
Million British thermal units of natural gas	11,131	23,829
Gallons of vehicle fuel	60	240

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2018 and 2017 on accumulated other comprehensive loss, regulatory assets and liabilities and income:

	Three Months Ended Sept. 30, 2018
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$267	(a)	$—		$—
Vehicle fuel and other commodity	7	—	(39)	(b)	—		—
Total	$7	$—	$228		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$3,447	(c)
Electric commodity	—	1,127	—		447	(d)	—
Natural gas commodity	—	(370)	—		—	(e)	—	(e)
Total	$—	$757	$—		$447		$3,447

	Nine Months Ended Sept. 30, 2018
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$792	(a)	$—		$—
Vehicle fuel and other commodity	45	—	(103)	(b)	—		—
Total	$45	$—	$689		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$11,114	(c)
Electric commodity	—	(4,487)	—		3,758	(d)	—
Natural gas commodity	—	460	—		(521)	(e)	(404)	(e)
Total	$—	$(4,027)	$—		$3,237		$10,710

	Three Months Ended Sept. 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$612	(a)	$—		$—
Vehicle fuel and other commodity	38	—	(11)	(b)	—		—
Total	$38	$—	$601		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1,493	(c)
Electric commodity	—	20,216	—		(5,356)	(d)	—
Natural gas commodity	—	(383)	—		—	(e)	—	(e)
Total	$—	$19,833	$—		$(5,356)		$1,493

	Nine Months Ended Sept. 30, 2017
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,304	(a)	$—		$—
Vehicle fuel and other commodity	81	—	(16)	(b)	—		—
Total	$81	$—	$1,288		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$8,092	(c)
Electric commodity	—	17,444	—		(9,293)	(d)	—
Natural gas commodity	—	(1,010)	—		698	(e)	(945)	(e)
Total	$—	$16,434	$—		$(8,595)		$7,147

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to operating and maintenance (O&M) expenses.

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

NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Sept. 30, 2018, eight of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $41.8 million or 51 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Two of the 10 most significant counterparties, comprising $14.0 million or 17 percent of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. All ten of these significant counterparties are municipal or cooperative electric entities, or other utilities.

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

Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2018:

	Sept. 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$48	$—	$48	$—	$48
Other derivative instruments:
Commodity trading	422	17,565	1,951	19,938	(8,162)	11,776
Electric commodity	—	—	18,002	18,002	(172)	17,830
Natural gas commodity	—	771	—	771	—	771
Total current derivative assets	$422	$18,384	$19,953	$38,759	$(8,334)	30,425
PPAs (a)						25
Current derivative instruments						$30,450
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$19	$28,125	$5,399	$33,543	$(11,561)	$21,982
Total noncurrent derivative assets	$19	$28,125	$5,399	$33,543	$(11,561)	21,982
PPAs (a)						101
Noncurrent derivative instruments						$22,083

	Sept. 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$135	$14,792	$1,754	$16,681	$(11,868)	$4,813
Electric commodity	—	—	172	172	(172)	—
Total current derivative liabilities	$135	$14,792	$1,926	$16,853	$(12,040)	4,813
PPAs (a)						13,851
Current derivative instruments						$18,664
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$19,507	$411	$19,920	$(12,696)	$7,224
Total noncurrent derivative liabilities	$2	$19,507	$411	$19,920	$(12,696)	7,224
PPAs (a)						79,524
Noncurrent derivative instruments						$86,748

(a)
During 2006, NSP-Minnesota qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2018. At Sept. 30, 2018, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $4.9 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

The following table presents the changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2018 and 2017:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2018	2017
Balance at July 1	$28,029	$40,572
Settlements	(8,694)	(23,186)
Net transactions recorded during the period:
Gains recognized in earnings (a)	303	527
Net gains recognized as regulatory assets and liabilities	3,377	27,500
Balance at Sept. 30	$23,015	$45,413

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2018	2017
Balance at Jan. 1	$22,661	$15,320
Purchases	26,397	40,740
Settlements	(15,798)	(34,681)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(70)	5,742
Net (losses) gains recognized as regulatory assets and liabilities	(10,175)	18,292
Balance at Sept. 30	$23,015	$45,413

(a)	These amounts relate to commodity derivatives held at the end of the period.

NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2018 and 2017.

Fair Value of Long-Term Debt

As of Sept. 30, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,936,135	$5,159,080	$4,933,018	$5,601,919

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

9.	Other Expense, Net

Other expense, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2018	2017	2018	2017
Interest income	$1,596	$2,936	$5,053	$6,250
Other nonoperating expense	(722)	(429)	(24)	(402)
Insurance policy income (expense)	157	(387)	(1,038)	(2,098)
Benefits non-service cost	(3,007)	(3,398)	(7,985)	(10,194)
Other expense, net	$(1,976)	$(1,278)	$(3,994)	$(6,444)

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2018
Operating revenues (a)(b)	$1,289,498	$54,625	$7,631	$—	$1,351,754
Intersegment revenues	219	138	—	(357)	—
Total revenues	$1,289,717	$54,763	$7,631	$(357)	$1,351,754
Net income (loss)	$207,316	$(8,416)	$2,276	$—	$201,176

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2017
Operating revenues (a)(b)	$1,290,971	$57,442	$7,366	$—	$1,355,779
Intersegment revenues	160	100	—	(260)	—
Total revenues	$1,291,131	$57,542	$7,366	$(260)	$1,355,779
Net income (loss)	$232,078	$(6,242)	$3,167	$—	$229,003

(a)	Operating revenues include $123 million and $124 million of affiliate electric revenue for the three months ended Sept. 30, 2018 and 2017.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2018 and 2017.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2018
Operating revenues (a)(b)	$3,448,169	$379,169	$22,902	$—	$3,850,240
Intersegment revenues	512	398	—	(910)	—
Total revenues	$3,448,681	$379,567	$22,902	$(910)	$3,850,240
Net income	$381,913	$17,428	$5,962	$—	$405,303

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2017
Operating revenues (a)(b)	$3,449,780	$356,631	$21,448	$—	$3,827,859
Intersegment revenues	512	371	—	(883)	—
Total revenues	$3,450,292	$357,002	$21,448	$(883)	$3,827,859
Net income	$399,637	$7,903	$3,291	$—	$410,831

(a)	Operating revenues include $357 million and $367 million of affiliate electric revenue for the nine months ended Sept. 30, 2018 and 2017.

(b)	Operating revenues include an immaterial amount of affiliate gas revenue for the nine months ended Sept. 30, 2018 and 2017.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,982	$6,958	$42	$36
Interest cost (a)	8,805	10,177	768	854
Expected return on plan assets (a)	(14,542)	(15,016)	(95)	(53)
Amortization of prior service (credit) cost (a)	(29)	265	(759)	(759)
Amortization of net loss (a)	9,614	9,902	596	506
Settlement charge (b)	34,907	—	—	—
Net periodic benefit cost	45,737	12,286	552	584
Costs not recognized due to the effects of regulation	(42,037)	(4,899)	—	—
Net benefit cost recognized for financial reporting	$3,700	$7,387	$552	$584

	Nine Months Ended Sept. 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$20,946	$20,874	$128	$108
Interest cost (a)	26,413	30,531	2,306	2,562
Expected return on plan assets (a)	(43,625)	(45,050)	(287)	(161)
Amortization of prior service (credit) cost (a)	(86)	795	(2,277)	(2,277)
Amortization of net loss (a)	28,843	29,706	1,786	1,520
Settlement charge (b)	34,907	—	—	—
Net periodic benefit cost	67,398	36,856	1,656	1,752
Costs not recognized due to the effects of regulation	(47,869)	(14,696)	—	—
Net benefit cost recognized for financial reporting	$19,529	$22,160	$1,656	$1,752

(a)
The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the income statement or capitalized on the balance sheet as a regulatory asset.

(b)
A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2018 as a result of lump-sum distributions during the 2018 plan year, NSP-Minnesota recorded a total pension settlement charge of $35 million, which was not recognized due to the effects of rate making. In the fourth quarter of 2017 as a result of lump-sum distributions during the 2017 plan year, NSP-Minnesota recorded a total pension settlement charge of $48 million, which was not recognized due to the effects of rate making.

In January 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $63.0 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2018.

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2018 and 2017 were as follows:

	Three Months Ended Sept. 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(20,536)	$—	$(3,663)	$(24,199)
Other comprehensive income before reclassifications	5	—	—	5
Losses reclassified from net accumulated other comprehensive loss	172	—	56	228
Net current period other comprehensive income	177	—	56	233
Accumulated other comprehensive loss at Sept. 30	$(20,359)	$—	$(3,607)	$(23,966)

	Three Months Ended Sept. 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(17,775)	$105	$(2,609)	$(20,279)
Other comprehensive income before reclassifications	22	—	—	22
Losses reclassified from net accumulated other comprehensive loss	379	—	39	418
Net current period other comprehensive income	401	—	39	440
Accumulated other comprehensive loss at Sept. 30	$(17,374)	$105	$(2,570)	$(19,839)

	Nine Months Ended Sept. 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20,895)	$128	$(3,770)	$(24,537)
Other comprehensive income before reclassifications	32	—	—	32
Losses (gains) reclassified from net accumulated other comprehensive loss	504	(128)	163	539
Net current period other comprehensive income	536	(128)	163	571
Accumulated other comprehensive loss at Sept. 30	$(20,359)	$—	$(3,607)	$(23,966)

	Nine Months Ended Sept. 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18,208)	$105	$(2,680)	$(20,783)
Other comprehensive income before reclassifications	48	—	—	48
Losses reclassified from net accumulated other comprehensive loss	786	—	110	896
Net current period other comprehensive income	834	—	110	944
Accumulated other comprehensive loss at Sept. 30	$(17,374)	$105	$(2,570)	$(19,839)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2018		Three Months Ended Sept. 30, 2017
Losses (gains) on cash flow hedges:
Interest rate derivatives	$267	(a)	$612	(a)
Vehicle fuel derivatives	(39)	(b)	(11)	(b)
Total, pre-tax	228		601
Tax benefit	(56)		(222)
Total, net of tax	172		379
Defined benefit pension and postretirement losses:
Amortization of net loss	125	(c)	109	(c)
Prior service credit	(49)	(c)	(49)	(c)
Total, pre-tax	76		60
Tax benefit	(20)		(21)
Total, net of tax	56		39
Marketable securities:
Realization of gains	—		—
Total, pre-tax	—		—
Tax expense	—		—
Total, net of tax	—		—
Total amounts reclassified, net of tax	$228		$418

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2018		Nine Months Ended Sept. 30, 2017
Losses (gains) on cash flow hedges:
Interest rate derivatives	$792	(a)	$1,304	(a)
Vehicle fuel derivatives	(103)	(b)	(16)	(b)
Total, pre-tax	689		1,288
Tax benefit	(185)		(502)
Total, net of tax	504		786
Defined benefit pension and postretirement losses:
Amortization of net loss	375	(c)	327	(c)
Prior service credit	(147)	(c)	(147)	(c)
Total, pre-tax	228		180
Tax benefit	(65)		(70)
Total, net of tax	163		110
Marketable securities:
Realization of gains	(179)		—
Total, pre-tax	(179)		—
Tax expense	51		—
Total, net of tax	(128)		—
Total amounts reclassified, net of tax	$539		$896

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 to the consolidated financial statements for details regarding these benefit plans.

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

	Three Months Ended Sept. 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$392,334	$24,863	$6,999	$424,196
Commercial and industrial (C&I)	604,301	22,337	42	626,680
Other	8,694	—	590	9,284
Total retail	1,005,329	47,200	7,631	1,060,160
Wholesale	47,708	—	—	47,708
Transmission	66,166	—	—	66,166
Interchange	122,636	—	—	122,636
Other	4,586	5,280	—	9,866
Total revenue from contracts with customers	1,246,425	52,480	7,631	1,306,536
Alternative revenue and other	43,073	2,145	—	45,218
Total revenues	$1,289,498	$54,625	$7,631	$1,351,754

	Three Months Ended Sept. 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$357,209	$24,475	$6,791	$388,475
C&I	626,590	22,389	39	649,018
Other	9,327	—	536	9,863
Total retail	993,126	46,864	7,366	1,047,356
Wholesale	36,598	—	—	36,598
Transmission	65,667	—	—	65,667
Interchange	123,523	—	—	123,523
Other	8,632	1,589	—	10,221
Total revenue from contracts with customers	1,227,546	48,453	7,366	1,283,365
Alternative revenue and other	63,425	8,989	—	72,414
Total revenues	$1,290,971	$57,442	$7,366	$1,355,779

	Nine Months Ended Sept. 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,014,549	$198,920	$20,032	$1,233,501
Commercial and industrial (C&I)	1,587,034	152,662	127	1,739,823
Other	27,052	—	2,743	29,795
Total retail	2,628,635	351,582	22,902	3,003,119
Wholesale	136,106	—	—	136,106
Transmission	180,915	—	—	180,915
Interchange	357,025	—	—	357,025
Other	22,164	10,808	—	32,972
Total revenue from contracts with customers	3,324,845	362,390	22,902	3,710,137
Alternative revenue and other	123,324	16,779	—	140,103
Total revenues	$3,448,169	$379,169	$22,902	$3,850,240

	Nine Months Ended Sept. 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$950,355	$182,748	$19,417	$1,152,520
C&I	1,638,560	142,262	169	1,780,991
Other	25,384	—	1,862	27,246
Total retail	2,614,299	325,010	21,448	2,960,757
Wholesale	111,358	—	—	111,358
Transmission	175,803	—	—	175,803
Interchange	366,596	—	—	366,596
Other	22,040	4,286	—	26,326
Total revenue from contracts with customers	3,290,096	329,296	21,448	3,640,840
Alternative revenue and other	159,684	27,335	—	187,019
Total revenues	$3,449,780	$356,631	$21,448	$3,827,859

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements including the TCJA’s impact to NSP-Minnesota and its customers, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; unusual weather and climate change, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; actions of credit rating agencies; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force factors.

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

Electric and Natural Gas Margins

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

Results of Operations

NSP-Minnesota’s net income was approximately $405 million for 2018 year-to-date, compared with approximately $411 million for the same period of 2017. The decrease in earnings reflects higher depreciation expense due to increased invested capital and O&M expenses, partially offset by higher electric and natural gas margins due to favorable weather.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs that are generated in a particular period. The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Electric revenues before impact of the TCJA	3,582	3,450
Electric fuel and purchased power	(1,308)	(1,215)
Electric margin before impact of the TCJA	$2,274	$2,235
Impact of the TCJA (offset as a reduction in income tax expense)	(130)	—
Electric margin	2,144	2,235

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2018 vs. 2017
Interchange agreement billings with NSP-Wisconsin	$(10)
Conservation incentive	(9)
Conservation program revenue (offset by expenses)	(7)
Fuel and purchased power cost recovery	73
Trading	27
Retail sales growth (including Minnesota decoupling and sales true-up)	19
Estimated impact of weather (net of Minnesota decoupling)	17
Wholesale transmission revenue	17
Non-fuel riders	4
Other (net)	1
Total increase in electric revenues before impact of the TCJA	$132
Impact of the TCJA (offset as a reduction in income tax expense)	(134)
Total decrease in electric revenues	$(2)

Electric Margin

(Millions of Dollars)	2018 vs. 2017
Interchange agreement billings with NSP-Wisconsin	$(17)
Conservation incentive	(9)
Conservation program revenue (offset by expenses)	(7)
Purchased capacity costs	29
Retail sales growth (including Minnesota decoupling and sales true-up)	19
Estimated impact of weather (net of Minnesota decoupling)	17
Wholesale transmission margin	6
Non-fuel riders	4
Other (net)	(3)
Total increase in electric margin before impact of the TCJA	$39
Impact of the TCJA (offset as a reduction in income tax expense)	(130)
Total decrease in electric margin	$(91)

Natural Gas Revenues and Margin

Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms. The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Natural gas revenues before impact of the TCJA	$384	$357
Cost of natural gas sold and transported	(212)	(199)
Natural gas margin before impact of the TCJA	$172	$158
Impact of the TCJA (offset as a reduction in income tax expense)	(5)	—
Natural gas margin	$167	$158

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2018 vs. 2017
Purchased natural gas adjustment clause recovery	$13
Estimated impact of weather	10
Conservation program revenue (offset by expenses)	1
Other (net)	3
Total increase in natural gas revenues before impact of the TCJA	$27
Impact of TCJA (offset as a reduction in income tax expense)	(5)
Total increase in natural gas revenues	$22

Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Estimated impact of weather	$10
Conservation program revenue (offset by expenses)	1
Other (net)	3
Total increase in natural gas margin before impact of TCJA	$14
Impact of the TCJA (offset as a reduction in income tax expense)	(5)
Total increase in natural gas margin	$9

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $13 million, or 1.4 percent, for 2018 year-to-date, largely reflecting expense timing. The significant changes are summarized in the table below:

(Millions of Dollars)	2018 vs. 2017
Nuclear plant operations and amortization	$(16)
Business systems and contract labor	23
Plant generation costs	10
Distribution costs	4
Other (net)	(8)
Total increase in O&M expenses	$13

•	Nuclear plant operations and amortization expenses are lower largely reflecting expense timing, savings initiatives and reduced refueling outage costs;

•
Business systems and contract labor costs increased due to growing network and storage needs, cybersecurity initiatives to support our customer strategy, and various projects and initiatives to improve business processes

•	Plant generation costs increased primarily due to the timing of planned maintenance and overhauls at certain generation facilities; and

•	Distribution costs reflect high maintenance expenses, including vegetation management.

Conservation Program Expenses — Conservation program expenses decreased $4 million, or 4.9 percent, for 2018 year-to-date. The decrease was due to lower recovery rates, partially offset by additional customer participation in electric conservation programs. Conservation expenses are generally recovered concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization expense increased $25 million, or 4.8 percent, for 2018 year-to-date. The increase was primarily driven by capital expenditures due to planned system investments and amortization of certain regulatory assets.

Income Taxes — Income tax expense decreased $110 million for the first nine months of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA and lower pretax earnings and an increase in plant-related regulatory differences related to ARAM (net of deferrals). These were partially offset by a decrease in wind production tax credits and a higher tax benefit for the resolution of past appeals/audits in 2017. The ETR was 7.1 percent for the first nine months of 2018 compared with 25.5 percent for the same period in 2017. The lower ETR in 2018 is primarily due to the items referenced above. See Note 4 to the consolidated financial statements.

Public Utility Regulation

Except to the extent noted below and in Note 5 to the consolidated financial statements, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Item 2 of NSP-Minnesota’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Wind Development — In 2017, the MPUC approved NSP-Minnesota’s proposal to add 1,550 megawatts (MW) of new wind generation including ownership of 1,150 MW of wind generation.

Additionally, in April 2018, the MPUC approved NSP-Minnesota’s petition to build and own the Dakota Range, a 300 MW wind project in South Dakota. The project is expected to be placed into service by the end of 2021 and qualify for 80 percent of the PTC. NSP-Minnesota’s total capital investment for the Dakota Range is expected to be approximately $350 million.

In September 2018, NSP-Minnesota reached a settlement with the NDPSC Staff for these wind development projects. The settlement agreement is subject to NDPSC approval. A NDPSC decision is expected to be received by the end of 2018 or during the first quarter of 2019.

Minnesota State Right-Of-First Refusal (ROFR) Statute Complaint — In September 2017, LSP Transmission Holdings, LLC (LSP Transmission) filed a complaint in the U.S. District Court for the District of Minnesota (Minnesota District Court) against the Minnesota Attorney General, the MPUC and the Department of Commerce. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 kilovolts transmission line from near Mankato, Minnesota to Winnebago, Minnesota. The project was estimated by MISO to cost $108 million. The project was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute. The complaint challenged the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal to the 8th Circuit Court of Appeals in July 2018. It is uncertain when a decision will be rendered regarding this appeal.

Nuclear Power Operations

NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the PI plant. See Note 12 to the financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 for further discussion regarding the nuclear generating plants. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and Nuclear Power Operations included in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.

Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 61 percent of its 2018 and approximately 24 percent of its 2019 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. Alternate potential sources are expected to provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply to ensure that plant availability and reliability will not be negatively impacted in the near-term. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 34 percent of its average enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. NSP-Minnesota is closely following the progression of these events and will periodically assess if further actions are required to assure a secure supply of enriched nuclear material.

Separately, NSP-Minnesota had enriched nuclear fuel materials in process with Westinghouse Electric Corporation (Westinghouse). Westinghouse filed for Chapter 11 bankruptcy protection in March 2017.  NSP-Minnesota owned materials in Westinghouse’s inventory and had contracts in place under which Westinghouse agreed to provide certain services in the 2018 PI outage. Westinghouse also agreed to provide nuclear fuel assemblies for the 2018 PI outage under its nuclear fuel fabrication contract.  Westinghouse announced on Jan. 4, 2018 it agreed to be acquired by Brookfield Business Partners LP (Brookfield) and other institutional partners.  Brookfield’s acquisition of Westinghouse closed on Aug. 1, 2018. In connection with the acquisition, Brookfield assumed Westinghouse’s contracts with NSP-Minnesota.  Based on Brookfield’s assumption of Westinghouse’s contracts, NSP-Minnesota does not expect Westinghouse’s bankruptcy or its assignment of NSP Minnesota’s contracts to Brookfield to materially impact NSP-Minnesota’s operational or financial performance.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2017 and NSP-Minnesota’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018. In addition to the matters discussed below, see Note 5 to the financial statements for a discussion of other regulatory matters.

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

In October 2018, the FERC issued an order addressing the four complaint proceedings involving the NETOs base ROE, including the case in which the DC Circuit vacated and remanded Opinion No. 531. Under a new approach, the FERC intends to dismiss an ROE complaint if the targeted utility’s existing ROE falls within the range of presumptively just and reasonable ROEs for a utility of its risk profile, unless that presumption is sufficiently rebutted. The new approach establishes a composite zone of reasonableness based on equal weighting of the Discounted Cash Flows (DCF), Capital Asset Pricing Model (CAPM), and expected earnings models.

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

Northern States Power Company (a Minnesota corporation)

Oct. 26, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)