Form 10-K
period 2018-12-31
NORTHERN STATES POWER CO
filed 2019-02-22
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-31387	41-1967505
(Commission File Number)	(I.R.S. Employer Identification No.)

(Registrant, State of Incorporation or Organization, Address of Principal Executive Officers and Telephone Number)
Northern States Power Company
(a Minnesota corporation)
414 Nicollet Mall
Minneapolis, MN 55401
612-330-5500

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 22, 2019, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 1, 2019. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I
Item l — Business
ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSPM	NSP-Minnesota
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
OAG	Minnesota Office of the Attorney General
PHMSA	Pipeline and Hazardous Materials Safety Administration
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
EIR	Environmental improvement rider
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
PGA	Purchased gas adjustment
RDF	Renewable development fund
RER	Renewable energy rider
RES	Renewable energy standard
SEP	State energy policy rider
TCR	Transmission cost recovery adjustment

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
ARAM	Average rate assumption method
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CAPM	Capital Asset Pricing Model
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals
CO2	Carbon dioxide

Corps	U.S. Army Corps of Engineers
CPP	Clean Power Plan
CWA	Clean Water Act
CWIP	Construction work in progress
DCF	Discounted Cash Flows
ELG	Effluent limitations guidelines
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
GHG	Greenhouse gas
IPP	Independent power producing entity
IRP	Integrated Resource Plan
ISFSI	Independent spent fuel storage installation
ITC	Investment tax credit
LLW	Low-level radioactive waste
LNG	Liquefied natural gas
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract.
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NETO	New England Transmission Owners
NOL	Net operating loss
O&M	Operating and maintenance
Paris Agreement	Establishes a framework for GHG mitigation actions by all countries (“nationally determined contributions”)
PI	Prairie Island nuclear generating plant
Pipeline Safety Act	Pipeline Safety, Regulatory Certainty, and Job Creation Act
PPA	Purchased power agreement
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
RTO	Regional Transmission Organization
SAB	Staff Accounting Bulletin
SAB 118	Income Tax Accounting Implications of the Tax Cuts and Jobs Act
SERP	Supplemental executive retirement plan
SMMPA	Southern Minnesota Municipal Power Agency
Standard & Poor’s	Standard & Poor’s Ratings Services
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VaR	Value at Risk
VIE	Variable interest entity
Westinghouse	Westinghouse Electric Corporation

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2018 (including risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; climate change and other weather, natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force and third party contractor factors.
Where To Find More Information
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc., and Xcel Energy’s website address is www.xcelenergy.com. Xcel Energy makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at http://www.sec.gov.
COMPANY OVERVIEW
NSP-Minnesota was incorporated in 2000 under the laws of Minnesota. NSP-Minnesota conducts business in Minnesota, North Dakota and South Dakota and has electric operations in all three states including the generation, purchase, transmission, distribution and sale of electricity as managed on the NSP System. NSP-Minnesota also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas in Minnesota and North Dakota.

MINOT
GRAND FORKS
FARGO
BISMARCK
DICKINSON
DULUTH
BRAINERD
ST. CLOUD
DELANO
MINNEAPOLIS & ST. PAUL
RED WING
FARIBAULT
MANKATO
WINONA
PIERRE
SIOUX FALLS

NSP-Minnesota
Electric customers	1.5 million
Natural gas customers	0.5 million
Consolidated earnings contribution	35% to 45%
Total assets	$18.5 billion
Electric generating capacity	7,530 MW
Gas storage capacity	14.7 Bcf

ELECTRIC UTILITY OPERATIONS
Electric Operating Statistics

	Year Ended Dec. 31
	2018		2017		2016
Electric sales (Millions of KWh)
Residential	10,476		9,900		10,107
Large C&I	8,877		8,829		8,890
Small C&I	15,323		15,104		15,377
Public authorities and other	224		225		248
Total retail	34,900		34,058		34,622
Sales for resale	6,736		5,739		5,333
Total energy sold	41,636		39,797		39,955

Number of customers at end of period
Residential	1,318,095		1,306,825		1,296,852
Large C&I	558		557		555
Small C&I	157,636		156,386		155,865
Public authorities and other	8,124		7,774		7,368
Total retail	1,484,413		1,471,542		1,460,640
Wholesale	11		8		10
Total customers	1,484,424		1,471,550		1,460,650

Electric revenues (Millions of Dollars)
Residential	$1,364.9		$1,320.5		$1,310.3
Large C&I	682.2		690.2		686.2
Small C&I	1,500.6		1,560.3		1,513.0
Public authorities and other	35.4		35.5		35.4
Total retail	3,583.1		3,606.5		3,544.9
Wholesale	193.4		161.6		124.9
Interchange revenues from NSP-Wisconsin	473.7		490.2		475.5
Other electric revenues	257.8		283.4		259.3
Total electric revenues	$4,508.0		$4,541.7		$4,404.6

KWh sales per retail customer	23,511		23,144		23,703
Revenue per retail customer	$2,414		$2,451		$2,427
Residential revenue per KWh	13.03	¢	13.34	¢	12.96	¢
Large C&I revenue per KWh	7.69		7.82		7.72
Small C&I revenue per KWh	9.79		10.33		9.84
Total retail revenue per KWh	10.27		10.59		10.24
Wholesale revenue per KWh	2.87		2.82		2.34

Energy Sources 2018

*Distributed generation from the Solar*Rewards® program is not included (approximately 32 million KWh for 2018).

Energy Source Statistics
In 2018, of the NSP System’s total energy generation, 77% was owned and 23% was purchased. In 2017, 75% was owned and 25% was purchased.
Renewable Sources
NSP-Minnesota’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2018, NSP-Minnesota was in compliance with its applicable renewable portfolio standards. Renewable percentages will vary year over year based on local weather, system demand and transmission constraints.
NSP System
Renewable energy as a percentage of the NSP System’s total:

	2018	2017
Wind	16.4%	18.3%
Hydroelectric	5.8	6.3
Biomass and solar	4.8	4.2
Renewable	27.0%	28.8%
Wind — The NSP System has more than 130 PPAs ranging from under one MW to more than 200 MW. The NSP System owns and operates five wind farms with 840 MW, net, of capacity.

•	The NSP System had approximately 2,550 MW and 2,600 MW of wind energy on its system at the end of 2018 and 2017, respectively.

•	Average cost per MWh of wind energy under existing PPAs was approximately $44 for 2018 and 2017.

•	Average cost per MWh of wind energy from owned generation was approximately $37 and $42 for 2018 and 2017, respectively.

Non-Renewable Sources
Delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation and the percentage of total fuel requirements represented by each category of fuel:

	Coal (a)		Nuclear		Natural Gas
	Cost	Percent	Cost	Percent	Cost	Percent
2018	$2.13	42%	$0.80	45%	$3.87	13%
2017	2.08	45	0.78	45	4.10	10

(a)	Includes refuse-derived fuel and wood.
Weighted average cost per MMBtu of all fuels for owned electric generation was $1.78 in 2018 and $1.72 in 2017.
See Items 1A and 7 for further information.
Coal — Inventory maintained (in days):

Normal	Dec. 31, 2018 Actual	Dec. 31, 2017 Actual (a)
35 - 50	47	53

(a)	Milder weather, purchase commitments and low power and natural gas prices impacted coal inventory levels.
Coal requirements (in million tons) was 7.8 in 2018 and 8.0 in 2017. Coal supply as a percentage of requirements for 2019 is 8.4 million tons or 76% of contracted coal supply. The general coal purchasing objective is to contract for approximately 75% of year one requirements, 40% of year two requirements and 20% of year three requirements. Increase in estimated million tons was due to lower delivered coal prices at Sherco in January 2019, combined with higher future forecasted gas prices for 2019 (higher burn forecast).
Contracted coal transportation as a percentage of requirements in 2019 and 2020 is 100%.
Natural Gas — Natural gas supplies, transportation and storage services for power plants are procured to provide an adequate supply of fuel. Remaining requirements are procured through a liquid spot market. Generally, natural gas supply contracts have variable pricing that is tied to natural gas indices. Natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes or payments in lieu of delivery.
Contracts and commitments at Dec. 31:

(Millions of Dollars)	Gas Supply	Gas Transportation and Storage (a)
2018	$—	$406
2017	—	398
Year of Expiration	N/A	2020 - 2037

(a)	For incremental supplies, there are limited on-site fuel storage facilities, with a primary reliance on the spot market.
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

•	Current nuclear fuel supply contracts cover 100% of uranium concentrates requirements through 2021 and approximately 51% of the requirements for 2022 - 2033;

•	Current contracts for conversion services cover 100% of the requirements through 2021 and approximately 43% of the requirements for 2022 - 2033; and

•	Current enrichment service contracts cover 100% of the requirements through 2025 and approximately 19% of the requirements for 2026 - 2033.
Fabrication services for Monticello and PI are 100% committed through 2030 and 2027, respectively.
NSP-Minnesota expects sufficient uranium concentrates, conversion services and enrichment services to be available for the requirements of its nuclear generating plants. Some exposure to market price volatility will remain due to index-based pricing structures contained in supply contracts.
See Item 7 for further information.
Capacity and Demand
Uninterrupted system peak demand for the NSP System’s electric utility for the last two years, is as follows:

System Peak Demand (in MW)
2018		2017
8,927	June 29	8,546	July 17
The peak demand typically occurs in the summer. The increase in peak load from 2017 to 2018 is partly due to warmer weather in 2018.
Public Utility Regulation
Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Minnesota’s operations are regulated by the MPUC, the NDPSC and the SDPUC. The MPUC also has regulatory authority over security issuances, certain property transfers, mergers, dispositions of assets and transactions between NSP-Minnesota and its affiliates. In addition, the MPUC reviews and approves NSP-Minnesota’s IRPs for meeting future energy needs. In addition, MPUC certifies the need and siting for generating plants greater than 50 MW and transmission lines greater than 100 KV that will be located within the state. The NDPSC and SDPUC have regulatory authority over generation and transmission facilities, along with the siting and routing of new generation and transmission facilities in North Dakota and South Dakota, respectively.
NSP-Minnesota is subject to the jurisdiction of the FERC for its wholesale electric operations, hydroelectric licensing, accounting practices, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with NERC electric reliability standards, asset transfers and mergers, and natural gas transactions in interstate commerce.
NSP-Minnesota is a transmission owning member of the MISO RTO and operates within the MISO RTO and MISO wholesale market. NSP-Minnesota makes wholesale sales in other RTO markets at market-based rates. NSP-Minnesota and NSP-Wisconsin also make wholesale electric sales at market-based prices to customers outside of their balancing authority as jointly authorized by the FERC.
Fuel, Purchased Energy and Conservation Cost-Recovery
Mechanisms —

•	CIP rider — Recovers the costs of conservation and demand-side management programs.

•	EIR — Recovers the costs of environmental improvement projects.

•	RDF — Allocates money collected from retail customers to support emerging renewable energy projects and technologies.

•	RES — Recovers the cost of renewable generation in Minnesota.

•	RER — Recovers the cost of renewable generation in North Dakota.

•	SEP — Recovers costs related to various energy policies approved by the Minnesota legislature.

•	TCR — Recovers costs associated with investments in electric transmission and distribution grid modernization costs.

•	Infrastructure rider — Recovers costs for investments in generation and incremental property taxes in South Dakota.
NSP-Minnesota’s retail electric rates in Minnesota, North Dakota and South Dakota include a FCA for monthly billing adjustments to recover changes in prudently incurred costs of fuel related items and purchased energy. Capacity costs are recovered through base rates and are not recovered through the FCA. Costs associated with MISO are generally recovered through either the FCA or base rates.
In 2017, the MPUC voted to change the FCA process in Minnesota. Under the new process, each month utilities would collect amounts equal to the baseline cost of energy set at the start of the plan year (base would be reset annually). Monthly variations to the baseline costs would be tracked and netted over a 12-month period. Utilities would issue refunds above the baseline costs, and could seek recovery of any overage. Recently, the MPUC delayed implementation until 2020.
Minnesota state law requires NSP-Minnesota to invest 2% of its state electric revenues and 0.5% of its state gas revenues in CIP. These costs are recovered through an annual cost-recovery mechanism for electric conservation and energy management program expenditures.
Energy Sources and Transmission Service Provider
NSP-Minnesota expects to use power plants, power purchases, CIP/DSM options, new generation facilities and expansion of power plants to meet its system capacity requirements.
Purchased Power — NSP-Minnesota has contracts to purchase power from other utilities and IPPs. Long-term purchased power contracts for dispatchable resources typically require a capacity charge and an energy charge. NSP-Minnesota makes short-term purchases to meet system requirements, replace company owned generation, meet operating reserve obligations or obtain energy at a lower cost.
Purchased Transmission Services — NSP-Minnesota and NSP-Wisconsin have contracts with MISO and other regional transmission service providers to deliver power and energy to their customers.
Wind Development — In 2017, the MPUC approved NSP-Minnesota’s proposal to add 1,550 MW of new wind generation including ownership of 1,150 MW of wind generation.
In April 2018, the MPUC approved NSP-Minnesota’s petition to build and own the Dakota Range, a 300 MW wind project in South Dakota. NSP-Minnesota’s capital investment for the Dakota Range is expected to be approximately $350 million and placed in service in 2021.
In December 2018, the NDPSC approved a settlement agreement for these wind development projects.

PPA Terminations and Amendments — In June 2018, NSP-Minnesota terminated the Benson and Laurentian PPAs, and purchased the Benson biomass facility. As a result, a $103 million regulatory asset was recognized for the costs of the Benson transaction. For Laurentian, a regulatory asset of $109 million was recognized for annual payments/obligations. Regulatory approvals provide for recovery of the Benson regulatory asset over 10 years, and Laurentian termination payments as they occur (over six years). Termination of the PPAs is expected to save customers over $600 million over the next 10 years.
Jurisdictional Cost Recovery Allocation — In December 2016, NSP-Minnesota filed a resource treatment framework with the NDPSC and MPUC. The filing proposed a framework to allow NSP-Minnesota’s operations in North Dakota and Minnesota to gradually become more independent of one another with respect to future generation resource selection while also identifying a path for cost sharing of current resources. NSP-Minnesota’s filing identified two options: a legal separation, creating a separate North Dakota operating company; or a pseudo-separation, which maintains the current corporate structure but directly assigns the costs and benefits of each resource to the jurisdiction that supports it. Docket remains under consideration by the NDPSC.
Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, the MPUC and the DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line from near Mankato, Minnesota to Winnebago, Minnesota. The project was estimated by MISO to cost $108 million. The project was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute. The complaint challenged the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. It is uncertain when a decision will be rendered.
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
NRC Regulation — The NRC regulates nuclear operations. The costs of complying with NRC requirements can affect both operating expenses and capital investments of the plants. NSP-Minnesota has obtained recovery of these compliance costs in customer rates, and expects future compliance costs will continue to be recoverable.
LLW Disposal — LLW from NSP-Minnesota’s Monticello and PI nuclear plants is currently disposed at the Clive facility located in Utah and the Waste Control Specialists facility located in Texas. If off-site LLW disposal facilities become unavailable, NSP-Minnesota has storage capacity available on-site at PI and Monticello which would allow both plants to continue to operate until the end of their current licensed lives.

High-Level Radioactive Waste Disposal — The federal government has responsibility to permanently dispose domestic spent nuclear fuel and other high-level radioactive wastes. The Nuclear Waste Policy Act requires the DOE to implement a program for nuclear high-level waste management. This includes the siting, licensing, construction and operation of a repository for spent nuclear fuel from civilian nuclear power reactors and other high-level radioactive wastes at a permanent federal storage or disposal facility.
The federal government has been evaluating a nuclear geologic repository at Yucca Mountain, Nevada for many years. At this time, there are no definitive plans for a permanent federal storage site at Yucca Mountain or any other site.
Review of PI Costs — As part of NSP-Minnesota’s 2016 multi-year electric rate case and IRP, the MPUC ordered an investigation into NSP-Minnesota’s PI nuclear investments. The issue was resolved as part of the 2016 multi-year electric rate case settlement. In November 2018, the DOC issued a final report, in which no cost disallowances were recommended.
Nuclear Spent Fuel Storage — NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and PI nuclear generating plants. Authorized storage capacity is sufficient to allow NSP-Minnesota to operate until the end of the operating licenses in 2030 for Monticello, 2033 for PI Unit 1, and 2034 for PI Unit 2. Authorizations for additional spent fuel storage capacity may be required at each site to support either continued operation or decommissioning if the federal government does not commence storage operations.
In 2013, NSP-Minnesota’s Monticello nuclear generating plant loaded and placed five storage canisters (canisters #11-15) in the ISFSI and a sixth canister (canister #16) was loaded but remained in the plant pending resolution of weld inspection issues. Successful pressure and leak testing demonstrated the safety and integrity of all six canisters involved. NSP-Minnesota took several actions to assure compliance with the NRC’s regulations and Monticello’s storage license. The NRC has approved NSP-Minnesota’s compliance plan for all canisters.
NSP-Minnesota intends to seek recovery of these costs in a future regulatory proceeding. No public safety issues have been raised, or are believed to exist, in this matter.
See Note 10 to the consolidated financial statements for further information.
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

NATURAL GAS UTILITY OPERATIONS
Natural Gas Operating Statistics

	Year Ended Dec. 31
	2018	2017	2016
Natural gas deliveries (Thousands of MMBtu)
Residential	43,876	38,365	35,592
C&I	45,909	41,047	37,824
Total retail	89,785	79,412	73,416
Transportation and other	13,101	13,109	11,189
Total deliveries	102,886	92,521	84,605

Number of customers at end of period
Residential	475,441	470,255	465,745
C&I	44,217	43,859	43,553
Total retail	519,658	514,114	509,298
Transportation and other	26	26	25
Total customers	519,684	514,140	509,323

Natural gas revenues (Millions of Dollars)
Residential	$320.0	$287.5	$261.6
C&I	248.8	221.6	194.0
Total retail	568.8	509.1	455.6
Transportation and other	14.3	22.8	11.8
Total natural gas revenues	$583.1	$531.9	$467.4

MMBtu sales per retail customer	172.78	154.46	144.15
Revenue per retail customer	$1,095	$990	$895
Residential revenue per MMBtu	7.29	7.49	7.35
C&I revenue per MMBtu	5.42	5.40	5.13
Transportation and other revenue per MMBtu	1.09	1.74	1.05
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily send-out (firm and interruptible) and occurrence date:

2018			2017
MMBtu		Date	MMBtu	Date
786,751	(a)	Jan. 12	893,062	Dec. 26

(a)	Decrease in MMBtu output due to milder winter temperatures in 2018.
Natural gas is purchased from independent suppliers, generally based on market indices that reflect current prices. The natural gas is delivered under transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of 645,171 MMBtu per day.
NSP-Minnesota contracts with providers of underground natural gas storage services. Agreements provided storage of winter natural gas requirements and peak day firm requirements of 24% and 29% in 2018, respectively.
Natural Gas Supply and Costs
NSP-Minnesota actively seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio which provides increased flexibility, decreased interruption and financial risk and economical rates. In addition, NSP-Minnesota conducts natural gas price hedging activities approved by their respective state commissions.

Average delivered cost per MMBtu of natural gas for regulated retail distribution was $4.03 and $3.89 in 2018 and 2017, respectively.
NSP-Minnesota has natural gas supply, transportation, and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery. As of Dec. 31, 2018, NSP-Minnesota was committed to approximately $437 million of obligations under contracts, which expire in various years from 2019 - 2033.
Public Utility Regulation
Summary of Regulatory Agencies and Areas of Jurisdiction — Retail rates, services and other aspects of NSP-Minnesota’s retail natural gas operations are regulated by the MPUC and NDPSC. The MPUC has regulatory authority over security issuances, certain property transfers, mergers with other utilities and transactions between NSP-Minnesota and its affiliates. The MPUC reviews and approves NSP-Minnesota’s natural gas supply plans for meeting future energy needs. NSP-Minnesota is subject to the jurisdiction of the FERC with respect to certain natural gas transactions in interstate commerce. NSP-Minnesota is also subject to the DOT, Minnesota Office of Pipeline Safety, NDPSC and SDPUC for pipeline safety compliance.
Purchased Gas and Conservation Cost-Recovery Mechanisms — NSP-Minnesota’s retail natural gas rates for Minnesota and North Dakota include a PGA clause that provides for prospective monthly rate adjustments to reflect the forecasted cost of purchased natural gas, transportation and storage service. The annual difference between the natural gas cost revenues collected through PGA rates and the actual natural gas costs is collected or refunded over the subsequent 12-month period.

NSP-Minnesota also recovers costs associated with transmission and distribution pipeline integrity management programs through its GUIC rider. Costs recoverable under the GUIC rider include funding for pipeline assessments as well as deferred costs from NSP-Minnesota’s existing sewer separation and pipeline integrity management programs.
GENERAL
Seasonality
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
See Item 7 for further information.
Competition
NSP-Minnesota is a vertically integrated utility, subject to traditional cost-of-service regulation by state public utilities commissions. NSP-Minnesota is subject to public policies that promote competition and development of energy markets. NSP-Minnesota’s industrial and large commercial customers have the ability to generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region.
Customers have the opportunity to supply their own power with distributed generation including, but not limited to, solar generation and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them. Several states, including Minnesota, have policies designed to promote the development of solar and other distributed energy resources through incentive policies; with these incentives and federal tax subsidies, distributed generating resources are potential competitors to NSP-Minnesota’s electric service business.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. As a result, NSP-Minnesota and its wholesale customers can purchase generation resources from competing wholesale suppliers and use the transmission systems of Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load.
FERC Order No. 1000 seeks to establish competition for construction and operation of certain new electric transmission facilities. State utilities commissions have also created resource planning programs that promote competition for electricity generation resources used to provide service to retail customers.
NSP-Minnesota has franchise agreements with cities subject to periodic renewal, however, a city could seek alternative means to access electric power or gas, such as municipalization.
While facing these challenges, NSP-Minnesota believes its rates and services are competitive with the alternatives currently available.
ENVIRONMENTAL MATTERS
NSP-Minnesota’s facilities are regulated by federal and state environmental agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various company activities require registrations, permits, licenses, inspections and approvals from these agencies. NSP-Minnesota has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems.

NSP-Minnesota’s facilities have been designed and constructed to operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or what effect future laws or regulations may have upon NSP-Minnesota’s operations. NSP-Minnesota will likely be required to incur capital expenditures in the future to comply with requirements for remediation of MGP and other legacy sites. The scope and timing of these expenditures cannot be determined until more information is obtained regarding the need for remediation at legacy sites.
NSP-Minnesota must comply with emission budgets that require the purchase of emission allowances from other utilities.
There are significant present and future environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. NSP-Minnesota has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If future environmental regulations do not provide credit for the investments NSP-Minnesota has already made or if they require additional initiatives or emission reductions, substantial costs may be incurred.
The EPA , as an alternative to the CPP, has proposed a new regulation that, if adopted, would require implementation of heat rate improvement projects at our coal-fired power plants. It is not known what those costs might be until a final rule is adopted and state plans are developed to implement a final regulation. NSP-Minnesota believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.
NSP-Minnesota is committed to addressing climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner. Starting in 2011, NSP-Minnesota began reporting GHG emissions under the EPA’s mandatory GHG Reporting Program.
EMPLOYEES
As of Dec. 31, 2018, NSP-Minnesota had 3,271 full-time employees and seven part-time employees, of which 2,064 were covered under collective-bargaining agreements.
Item 1A — Risk Factors
Xcel Energy, which includes NSP-Minnesota, is subject to a variety of risks, many of which are beyond our control. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. These risks should be carefully considered together with the other information set forth in this report and future reports that Xcel Energy files with the SEC.
Oversight of Risk and Related Processes
A key accountability of the Board of Directors is the oversight of material risk, and our Board of Directors employs an effective process for doing so. Management and the Board of Directors have responsibility for overseeing the identification and mitigation of key risks.
Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability. Identification and analysis occurs formally through a key risk assessment conducted by senior management, the financial disclosure process, hazard risk management procedures and internal auditing and compliance with financial and operational controls.

Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing NSP-Minnesota’s strategy. The business planning process also identifies areas in which there is a potential for a business area to assume inappropriate risk to meet goals, and determines how to prevent inappropriate risk-taking.
At a threshold level, NSP-Minnesota has a robust compliance program and promotes a culture of compliance, including tone at the top. The process for risk mitigation includes adherence to our code of conduct and compliance policies, operation of formal risk management structures and overall business management to mitigate the risks inherent in the implementation of strategy. Building on this culture of compliance, management further mitigates risks through formal risk management structures, including management councils, risk committees and services of corporate areas such as internal audit, corporate controller and legal.
Management communicates regularly with the Board of Directors and key stakeholders regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors which provides information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Oversight of cybersecurity risks by the Operations, Nuclear, Environmental and Safety Committee includes receiving independent outside assessments of cybersecurity maturity and assessment of plans.
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
Our natural gas transmission and distribution activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems.
Our electric transmission and distribution activities also include inherent hazards and operating risks such as contact, fire and outages which could cause substantial financial losses. These natural gas and electric risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial losses. We maintain insurance against some, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows.
Additionally, for natural gas costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant.
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

The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance, and emergency response of natural gas pipeline infrastructure.
Our utility operations are subject to long-term planning risks.
Most electric utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy.
The electric utility sector is undergoing a period of significant change. For example, increases in appliance, lighting and energy efficiency, wider adoption and lower cost of renewable generation and distributed generation, shifts away from coal generation to decrease CO2 emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources as well as stranded costs if NSP-Minnesota is not able to fully recover the costs and investments. These changes also introduce additional uncertainty into long-term planning which gives rise to a risk that the magnitude and timing of resource additions and growth in customer demand may not coincide, and that the preference for the types of additions may change from planning to execution. In addition, we are subject to longer-term availability of the natural resource inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Changing customer expectations and technologies are requiring significant investments in advanced grid infrastructure. This increases the exposure to potential outdating of technologies and resultant risks. The inability of coal mining companies to attract capital could disrupt longer-term supplies. Decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation places downward pressure on sales growth. This may lead to under recovery of costs, excess resources to meet customer demand and increases in electric rates. Finally, multiple states may not agree as to the appropriate resource mix and the differing views may lead to costs incurred to comply with one jurisdiction that are not recoverable across all of the jurisdictions served by the same assets.
We are subject to the risks of nuclear generation.
Our two nuclear stations, PI and Monticello, subject us to the risks of nuclear generation, which include:

•	Risks associated with use of radioactive material in the production of energy, the management, handling, storage and disposal of radioactive materials;

•
Limitations on insurance available to cover losses that might arise in connection with nuclear operations, as well as obligations to contribute to an insurance pool in the event of damages at a covered U.S. reactor; and,

•
Uncertainties with the technological and financial aspects of decommissioning nuclear plants. For example, assumptions regarding decommissioning costs may change based on economic conditions and changes in the expected life of the asset may cause our funding obligations to change.

The NRC has authority to impose licensing and safety-related requirements for the operation of nuclear generation facilities. The NRC has the authority to impose fines and/or shut down a unit until compliance is achieved. Revised NRC safety requirements could necessitate substantial capital expenditures or an increase in operating expenses. In addition, the Institute for Nuclear Power Operations reviews our nuclear operations and nuclear generation facilities. Compliance with the Institute for Nuclear Power Operations’ recommendations could result in substantial capital expenditures or a substantial increase in operating expenses.
If an incident did occur, it could have a material effect on our results of operations, financial condition or cash flows. Furthermore, the non-compliance or the occurrence of a serious incident at other nuclear facilities could result in increased regulation of the industry, which may increase our compliance costs.
NSP-Wisconsin’s production and transmission system is operated on an integrated basis with our production and transmission system, and NSP-Wisconsin may be subject to risks associated with our nuclear generation.
We are subject to commodity risks and other risks associated with energy markets and energy production.
If fuel costs increase, customer demand could decline and bad debt expense may rise, which could have a material impact on our results of operations. While we have fuel clause recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows. Low fuel costs have a positive impact on sales, however low oil and natural gas prices could negatively impact oil and gas production activities and subsequently our sales volumes and revenue.
A significant disruption in supply could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Significantly higher energy or fuel costs relative to sales commitments have a negative impact on our cash flows and potentially result in economic losses. Potential market supply shortages may not be fully resolved through alternative supply sources and could cause disruptions in our ability to provide electric and/or natural gas services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process.
We also engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. In many markets, emission allowances and/or RECs are also needed to comply with various statutes and commission rulings. As a result we are subject to market supply and commodity price risk. Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis. Actual settlements can vary significantly from estimated fair values recorded and significant changes from the assumptions underlying our fair value estimates could cause earnings variability.
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
As of Dec. 31, 2018, Xcel Energy Inc. and its utility subsidiaries had approximately $15.8 billion of long-term debt and $1.4 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees. As of Dec. 31, 2018, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $17.8 million and immaterial exposure. Xcel Energy also had additional guarantees of $51.1 million at Dec. 31, 2018 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
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
We have historically paid quarterly dividends to Xcel Energy Inc. In 2018, 2017 and 2016 we paid $456.3 million, $506.6 million and $395.9 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Minnesota is imposed by our state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio. See Note 5 to the consolidated financial statements for further information.
Financial Risks
Our profitability depends on our ability to recover costs from our customers and changes in regulation may impair our ability to recover costs from our customers.
We are subject to comprehensive regulation by federal and state utility regulatory agencies, including siting and construction of facilities, customer service and the rates that we can charge customers.

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services and earn a return on our capital investment. Our rates are generally regulated and based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital. In a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that our regulatory commissions will judge all of our costs to be prudent, which could result in disallowances, or that the regulatory process will always result in rates that will produce full recovery. Changes in the long-term cost-effectiveness or changes to the operating conditions of our assets may result in early retirements of utility facilities and while regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs leaving all or a portion of these asset costs stranded. Higher than expected inflation or tariffs may increase costs of construction and operations. Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers. Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers, or these factors could cause us to exceed commitments made regarding cost caps and result in less than full recovery. Overall, management currently believes prudently incurred costs are recoverable given the existing regulatory mechanisms in place.
Adverse regulatory rulings or the imposition of additional regulations could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments.
Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.
We cannot be assured that our current ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including a disallowance of costs, significantly lower returns on equity or equity ratios or impacts of tax policy changes may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies. Any downgrade could lead to higher borrowing costs and could impact our ability to access capital markets.
Also, we may enter into contracts that require the posting of collateral or settlement of applicable contracts if credit ratings fall below investment grade.
We are subject to capital market and interest rate risks.
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital markets are global and impacted by issues and events throughout the world. Capital market disruption events and financial market distress could prevent us from issuing short-term commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates.
Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results. Changes in interest rates may also impact the fair value of the debt securities in the nuclear decommissioning and/or pension funds, as well as our ability to earn a return on short-term investments of excess cash.

We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and local economies in the geographic areas we serve, including local unemployment rates.
Credit risk also includes the risk that various counterparties that owe us money or product will become insolvent and/or breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may at times have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, such as Southwest Power Pool, Inc., PJM Interconnection, LLC, MISO and Electric Reliability Council of Texas, in which any credit losses are socialized to all market participants.
We have additional indirect credit exposures to financial institutions in the form of letters of credit provided as security by power suppliers under various purchased power contracts. If any of the credit ratings of the letter of credit issuers were to drop below investment grade, the supplier would need to replace that security with an acceptable substitute. If the security were not replaced, the party could be in default under the contract.
Increasing costs of our defined benefit retirement plans and employee benefits may adversely affect our results of operations, financial condition or cash flows.
We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans. Estimates and assumptions may change. In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans. Therefore, our funding requirements and related contributions may change in the future.
Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving NSP-Minnesota could trigger settlement accounting and could require NSP-Minnesota to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid.
Increasing costs associated with health care plans may adversely affect our results of operations.
Our self-insured costs of health care benefits for eligible employees have increased in recent years. Increasing levels of large individual health care claims and overall health care claims could have an adverse impact on our operating results, financial condition and cash flows. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future liabilities and benefit costs. Legislation related to health care could also significantly change our benefit programs and costs.
Federal tax law may significantly impact our business.
NSP-Minnesota collects through regulated rates estimated federal, state and local tax payments. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Changes to tax depreciable lives and the value of various tax credits may change the economics of resources and our resource selections.

There could be timing delays before regulated rates provide for realization of the tax changes in revenues. In addition, certain IRS tax policies such as the requirement to utilize normalization may impact our ability to economically deliver certain types of resources relative to market prices.
Macroeconomic Risks
Economic conditions impact our business.
Our operations are affected by local, national and worldwide economic conditions. Growth in customers and sales are correlated with economic conditions.
Economic conditions may be impacted by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay timely, increase customer bankruptcies, and may lead to additional bad debt expense.
Further, worldwide economic activity impacts the demand for basic commodities necessary for utility infrastructure, which may impact our ability to acquire sufficient supplies. We operate in a capital intensive industry and federal policy on trade could significantly impact the cost of materials we use. We could be at risk for higher costs for materials and our workforce. There may be delays before these additional costs can be recovered in rates.
Our operations could be impacted by war, acts of terrorism, and threats of terrorism or disruptions due to events.
Our generation plants, fuel storage facilities, transmission and distribution facilities and information and control systems may be targets of terrorist activities. Any disruption could impact operations or result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our results of operations, financial condition or cash flows. The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have already incurred increased costs for security and capital expenditures in response to these risks.
The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, insurance may have higher deductibles, higher premiums and more restrictive policy terms.
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, our brand and reputation.
Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (e.g., severe storm, severe temperature extremes, wildfires, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a disruption of work force) within our operating systems or on a neighboring system. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our results of operations, financial condition or cash flows.
A cyber incident or security breach could have a material effect on our business.
We operate in an industry that requires the continued operation of sophisticated information technology, control systems and network infrastructure. In addition, we use our systems and infrastructure to create, collect, use, disclose, store, dispose of and otherwise process sensitive information, including company data, customer energy usage data, and personal information regarding customers, employees and their dependents, contractors and other individuals.

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error.
Our industry has begun to see an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or causing the release of customer information, all of which could expose us to liability.
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business.
Our supply chain for procurement of digital equipment may expose software or hardware to these risks and could result in a breach or significant costs of remediation. In addition, such an event would likely receive federal and state regulatory scrutiny. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. These potential cyber security incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cyber security incidents, including the resulting disability, or failures of assets or unauthorized access to assets or information. If our technology systems or those of our third-party service providers were to fail or be breached, we may be unable to fulfill critical business functions. We are unable to quantify the potential impact of cyber security incidents on our business, our brand, and our reputation. The cyber security threat is dynamic and evolves continually, and our efforts to prioritize network monitoring may not be effective given the constant changes to threat vulnerability.
Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by milder weather.
Our electric and natural gas utility businesses are seasonal, and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand depends heavily upon weather patterns. A significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters and summers could have an adverse effect on our financial condition, results of operations, or cash flows.
Our operations use third party contractors in addition to employees to perform periodic and on-going work.
We rely on third party contractors to perform work for operations, maintenance and construction. We have contractual arrangements with these contractors which typically include performance standards, progress payments, insurance requirements and security for performance.

Cyber security breaches have at times exploited third party equipment or software in order to gain access. Poor vendor performance could impact on going operations, restoration operations, our reputation and could introduce financial risk or risks of fines.
Public Policy Risks
We may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.
Legislative and regulatory responses related to climate change and new interpretations of existing laws create financial risk as our facilities may be subject to additional regulation at either the state or federal level in the future. Such regulations could impose substantial costs on our system.
We may be subject to climate change lawsuits. An adverse outcome could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.
Although the United States has not adopted any international or federal GHG emission reduction targets, many states and localities may continue to pursue climate policies in the absence of federal mandates. All of the steps that NSP-Minnesota has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies. While those actions likely would have put NSP-Minnesota in a good position to meet federal or international standards being discussed, the lack of federal action does not adversely impact these state-endorsed actions and plans.
If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations, financial condition or cash flows.
Increased risks of regulatory penalties could negatively impact our business.
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. The FERC can impose penalties of up to $1.3 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Additionally, the PHMSA, Occupational Safety and Health Administration and other federal agencies have penalty authority. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states have the authority to impose substantial penalties. If a serious reliability or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
Environmental Risks
We are subject to environmental laws and regulations, with which compliance could be difficult and costly.
We are subject to environmental laws and regulations that affect many aspects of our operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. Laws and regulations require us to obtain permits, licenses, and approvals and to comply with a variety of environmental requirements.

Environmental laws and regulations can also require us to restrict or limit the output of facilities or the use of certain fuels, shift generation to lower-emitting, install pollution control equipment, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities. Failure to meet requirements of environmental mandates may result in fines or penalties. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of other parties, caused environmental contamination.
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows. If our regulators do not allow us to recover the cost of capital investment or the O&M costs incurred to comply with the requirements.
In addition, existing environmental laws or regulations may be revised, and new laws or regulations may be adopted. We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.
We are subject to physical and financial risks associated with climate change and other weather, natural disaster and resource depletion impacts.
Climate change can create physical and financial risk. Physical risks include changes in weather conditions and extreme weather events.
Our customers’ energy needs vary with weather. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes may require us to invest in generating assets, transmission and infrastructure. Decreased energy use due to weather changes may result in decreased revenues. Extreme weather conditions in general require system backup, costs, and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires and snow or ice storms occur. To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. Periods of extreme temperatures could impact our ability to meet demand. Changes in precipitation resulting in droughts or water shortages could adversely affect our operations. Drought conditions also contribute to the increase in wildfire risk from our electric generation facilities. While we carry liability insurance, given an extreme event, if NSP-Minnesota was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers and increase the price paid for energy. We may not recover all costs related to mitigating these physical and financial risks.
Climate change may impact a region’s economy, which could impact our sales and revenues. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of GHG, could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

Item 1B — Unresolved Staff Comments
None.
Item 2 — Properties
Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

NSP-Minnesota Station, Location and Unit	Fuel	Installed	MW (a)
Steam:
A.S. King-Bayport, MN, 1 Unit	Coal	1968	511
Sherco-Becker, MN
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682
Unit 3	Coal	1987	517	(b)
Monticello MN, 1 Unit	Nuclear	1971	617
PI-Welch, MN
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/Refuse	Various	36	(c)
Combustion Turbine:
Angus Anson-Sioux Falls, SD, 3 Units	Natural Gas	1994 - 2005	327
Black Dog-Burnsville, MN, 3 Units	Natural Gas	1987 - 2002	494	(d)
Blue Lake-Shakopee, MN, 6 Units	Natural Gas	1974 - 2005	453
High Bridge-St. Paul, MN, 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, MN, 6 Units	Natural Gas	1972	282
Riverside-Minneapolis, MN, 3 Units	Natural Gas	2009	454
Various locations, 14 Units	Natural Gas	Various	67
Wind:
Border-Rolette County, ND, 75 Units	Wind	2015	148	(e)
Courtenay Wind, ND, 100 Units	Wind	2016	195	(e)
Grand Meadow-Mower County, MN, 67 Units	Wind	2008	101	(e)
Nobles-Nobles County, MN, 134 Units	Wind	2010	200	(e)
Pleasant Valley-Mower County, MN, 100 Units	Wind	2015	196	(e)
		Total	7,530

(a)	Summer 2018 net dependable capacity.

(b)	Based on NSP-Minnesota’s ownership of 59%.

(c)	Refuse-derived fuel is made from municipal solid waste.

(d)	Black Dog Unit 6 was commissioned and placed into operation in the third quarter of 2018.

(e)	The values disclosed are the maximum generation levels for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2018:

Conductor Miles
500 KV	2,917
345 KV	13,560
230 KV	2,202
161 KV	615
115 KV	7,372
Less than 115 KV	86,185
NSP-Minnesota had 348 electric utility transmission and distribution substations at Dec. 31, 2018.

Natural gas utility mains at Dec. 31, 2018:

Miles
Transmission	90
Distribution	10,437
Item 3 — Legal Proceedings
NSP-Minnesota is involved in various litigation matters that are being defended and handled in the ordinary course of business. Assessment of whether a loss is probable or is a reasonable possibility, and whether a loss or a range of loss is estimable, often involves a series of complex judgments regarding future events. Management maintains accruals for losses that are probable of being incurred and subject to reasonable estimation. Management may be unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to when (1) damages sought are indeterminate, (2) proceedings are in the early stages or (3) matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.
See Note 10 to the consolidated financial statements, Item 1 and Item 7 for further information.
Item 4 — Mine Safety Disclosures
None.
PART II
Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities. See Note 5 to the consolidated financial statements for further information.
The dividends declared during 2018 and 2017 were as follows:

(Millions of Dollars)	2018	2017
First quarter	$84.6	$85.7
Second quarter	88.7	88.0
Third quarter	184.2	243.5
Fourth quarter	82.7	98.7
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

Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as, electric margin, natural gas margin, and ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP. NSP-Minnesota’s management uses non-GAAP measures for financial planning and analysis, for reporting of results, in determining performance-based compensation, and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.
Electric and Natural Gas Margins
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for electric fuel and purchased power and the cost of natural gas are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, cost of sales-other, O&M expenses, conservation and state implementation plan expenses, depreciation and amortization and taxes (other than income taxes).
Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items.
Management uses these non-GAAP financial measures to evaluate and provide details of NSP-Minnesota’s core earnings and underlying performance. Management believes these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Minnesota.
Results of Operations
NSP-Minnesota’s net income was approximately $492.3 million for 2018, compared with approximately $490.1 million for 2017. The increase in earnings, driven by higher electric margins (before the impact of the TCJA) and natural gas margins, was offset by higher depreciation expense and O&M expenses.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuation in the price of natural gas, coal and uranium used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs that are generated in a particular period.

Electric revenues and margin before and after the impact of the TCJA:

(Millions of Dollars)	2018	2017
Electric revenues before TCJA impact	$4,692.6	$4,541.7
Electric fuel and purchased power before TCJA impact	(1,706.6)	(1,626.9)
Electric margin before TCJA impact	$2,986.0	$2,914.8
TCJA impact (offset as a reduction in income tax)	(179.1)	—
Electric margin	$2,806.9	$2,914.8
Electric Margin

(Millions of Dollars)	2018 vs. 2017
Purchased capacity costs	$31.7
Retail sales growth (including Minnesota decoupling and sales true-up)	23.5
Non-fuel riders	19.0
Estimated impact of weather (net of Minnesota decoupling)	17.4
Wholesale transmission margin	8.0
Interchange agreement billings with NSP-Wisconsin	(17.9)
Conservation incentive	(8.9)
Other (net)	(1.6)
Total increase in electric margin before TCJA impact	$71.2
TCJA impact (offset as a reduction in income tax)	(179.1)
Total decrease in electric margin	$(107.9)
Natural Gas Margin
Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin before and after the impact of the TCJA:

(Millions of Dollars)	2018	2017
Natural gas revenues before TCJA impact	$590.0	$531.9
Cost of natural gas sold and transported	(345.1)	(301.8)
Natural gas margin before TCJA impact	$244.9	$230.1
TCJA impact (offset as a reduction in income tax)	(6.9)	—
Natural gas margin	$238.0	$230.1
Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Estimated impact of weather	$11.8
Sales growth	2.6
Other (net)	0.4
Total increase in natural gas margin before TCJA impact	$14.8
TCJA impact (offset as a reduction in income tax)	(6.9)
Total increase in natural gas margin	$7.9
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $25.0 million, or 2.1%, for 2018. Significant changes are summarized below:

(Millions of Dollars)	2018 vs. 2017
Business systems and contract labor	$16.5
Plant generation costs	11.4
Distribution costs	5.4
Nuclear plant operations and amortization	(9.7)
Other (net)	1.4
Total increase in O&M expenses	$25.0

•
Business systems and contract labor costs increased due to growing network and storage needs, cybersecurity, initiatives to support our customer strategy, and initiatives to improve business processes;

•	Plant generation costs increased primarily due to the timing of planned maintenance and overhauls at certain generation facilities;

•	Distribution costs reflect higher maintenance expenses, including vegetation management; and

•	Nuclear plant operations and amortization are lower largely reflecting savings initiatives and reduced refueling outage costs.
Conservation Program Expenses — Conservation program expenses decreased $2.1 million, or 1.7%, for 2018. The decrease was due to lower recovery rates, partially offset by additional customer participation in electric conservation programs.
Conservation expenses are generally recovered concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.
Depreciation and Amortization — Depreciation and amortization expense increased $41.0 million, or 5.9%, for 2018. The increase was primarily driven by capital expenditures due to planned system investments and amortization of certain regulatory assets.
Income Taxes — Income tax expense decreased $172.5 million for 2018 compared with the same period in 2017. The decrease in income tax expense was primarily due to a lower federal tax rate due to the TCJA, lower pretax earnings, a one-time, non-cash, income tax expense related to the impacts of tax reform in 2017, and an increase in plant-related regulatory differences related to ARAM; partially offset by a net tax benefit related to the resolution of appeals/audits in 2017 and a decrease in wind production tax credits.
The ETR was 5.2% for 2018 compared with 29.0% for 2017. The lower ETR in 2018 was primarily due to the adjustments referenced above. The wind PTCs flow back to customers through NSP-Minnesota’s fuel clause and riders.

Regulation
FERC and State Regulation — The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of NSP-Minnesota, including enforcement of NERC mandatory electric reliability standards. State and local agencies have jurisdiction over many of NSP-Minnesota’s activities, including regulation of retail rates and environmental matters.
Xcel Energy, which includes NSP-Minnesota, attempts to mitigate the risk of regulatory penalties through formal training on prohibited practices and a compliance function that reviews interaction with the markets under FERC and Commodity Futures Trading Commission jurisdictions. Public campaigns are conducted to raise awareness of the public safety issues of interacting with our electric systems. While programs to comply with regulatory requirements are in place, there is no guarantee the compliance programs or other measures will be sufficient to ensure against violations. Decisions by these regulators can significantly impact NSP-Minnesota’s results of operations.
Tax Reform — Regulatory Proceedings
In December 2017, the TCJA was signed into law, enacting significant changes to the Internal Revenue Code, including a reduction of the corporate income tax rate from 35% to 21% and a resulting reduction in deferred tax assets and liabilities.
As a result of IRS requirements and past regulatory treatment of income taxes in the determination of regulated rates, the impacts of TCJA are primarily recognized as a regulatory liability. Treatment of these tax benefits, (e.g., degree to which benefits will be used to refund currently effective rates and/or used to mitigate other costs and potential future rate increases) is subject to regulatory approval.
Concluded and ongoing regulatory TCJA proceedings:

Utility Service	Approval Date	Additional Information
Electric and Natural Gas	August 2018
Minnesota — In 2018, the MPUC ordered NSP-Minnesota to refund the 2018 impacts of TCJA, including $135 million to electric customers and low income program funding, and $6 million to natural gas customers.

Electric	July 2018
South Dakota — In July 2018, the SDPUC approved a settlement providing a one-time customer refund of $11 million for the 2018 impact of the TCJA, while NSP-Minnesota would retain the TCJA benefits in 2019 and 2020 in exchange for a two-year rate case moratorium.

Natural Gas	November 2018
North Dakota — In November 2018, the NDPSC approved a TCJA settlement in which NSP-Minnesota will amortize $1 million annually of the regulatory asset for the remediation of the MGP site in Fargo, ND and retain the TCJA savings to offset the MGP amortization expense.

Electric	February 2019
North Dakota — In February 2019, the NDPSC approved a settlement including a one-time customer refund of $10 million for 2018, while NSP-Minnesota would retain the TCJA benefits in 2019 and 2020 in exchange for a two-year rate case moratorium.

See Note 7 to the consolidated financial statements for further information.

Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
NSP-Minnesota (MPUC)
TCR	Electric	$98	November 2017	Pending	Reflects the revenue requirements for 2018 and a true-up for 2017 and is based on a proposed ROE of 10%. MPUC decision is expected during the first quarter of 2019.
CIP Incentive	Electric & Natural Gas	$34	March 2018	Received	MPUC approved 2017 CIP electric and natural gas financial incentives, effective October 2018, of $30 million and $4 million, respectively.
CIP Rider	Electric & Natural Gas	$57	March 2018	Received	The MPUC approved the forecasted 2018 electric and natural gas CIP riders with estimated 2019 recovery of $48 million and $9 million of electric and natural gas CIP expenses, respectively.
2018 GUIC	Natural Gas	$23	November 2017	Pending	Proposed ROE of 10%. MPUC decision is expected during the first quarter of 2019.
2019 GUIC	Natural Gas	$29	November 2018	Pending	Proposed ROE of 10.25%. Timing of MPUC decision is uncertain.
RDF	Electric	$42	October 2018	Received	MPUC approved the 2019 RDF rate based on a net revenue requirement of $42 million, effective January 2019.
RES	Electric	$23	November 2017	Pending	Reflects the revenue requirements for 2018, 2017 true-up and a proposed ROE of 10%. MPUC decision is expected in the first quarter of 2019.
See Rate Matters within Note 10 to the consolidated financial statements for further information.
Mankato Energy Center Acquisition — In November 2018, NSP-Minnesota reached an agreement with Southern Power Company to purchase the 760 MW natural gas combined cycle Mankato Energy Center for approximately $650 million. NSP-Minnesota previously contracted to purchase the energy and capacity of this facility through a PPA. The asset acquisition is anticipated to close in mid-2019 and is subject to regulatory approvals from the MPUC, NDPSC, FERC, and the DOJ. The acquisition is projected to provide net customer savings of approximately $50 million to $150 million over the life of the plant.
Wind Repowering Acquisition — In December 2018, NSP-Minnesota filed with the MPUC to acquire the Jeffers and Community Wind North wind farms from Longroad Energy. The wind farms will have approximately 70 MW of capacity after being repowered. The repowering is expected to be completed by December 2020 to qualify for the 100% PTC benefit. The acquisition is projected to provide customer savings of approximately $7 million over the life of the wind farms. The cost of the acquisition is $135 million and is pending MPUC approval.
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
See Note 8 to the consolidated financial statements for further information.
NSP-Minnesota is exposed to the impact of adverse changes in price for energy and energy related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral.
While NSP-Minnesota expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose NSP-Minnesota to some credit and non-performance risk.
Distress in the financial markets may impact counterparty risk, the fair value of the securities in the nuclear decommissioning fund and pension fund and NSP-Minnesota’s ability to earn a return on short-term investments.
Commodity Price Risk — NSP-Minnesota is exposed to commodity price risk in its electric and natural gas operations. Commodity price risk is managed by entering into long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products and fuels used in generation and distribution activities.

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
At Dec. 31, 2018, fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Millions of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	2	$2.2	$5.4	$1.7	$1.4	$10.7

	Options
(Millions of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
NSP-Minnesota	2	$0.3	$4.2	$0.8	$—	$5.3
2 — Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31, were as follows:

(Millions of Dollars)	2018	2017
Fair value of commodity trading net contract assets outstanding at Jan. 1	$15.7	$9.9
Contracts realized or settled during the period	(2.0)	(3.7)
Commodity trading contract additions and changes during the period	2.3	9.5
Fair value of commodity trading net contract assets outstanding at Dec. 31	$16.0	$15.7
At Dec. 31, 2018, a 10% increase in market prices for commodity trading contracts would increase pretax income by approximately $16.6 million, whereas a 10% decrease would decrease pretax income by approximately $16.5 million. At Dec. 31, 2017, a 10% increase in market prices for commodity trading contracts would decrease pretax income by approximately $0.2 million, whereas a 10% decrease would increase pretax income by approximately $0.2 million.
NSP-Minnesota’s wholesale and commodity trading operations measure the outstanding risk exposure to price changes on transactions, contracts and obligations using VaR. VaR expresses the potential change in fair value on the outstanding transactions, contracts and obligations over a particular period of time under normal market conditions.
VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2018	$4.83	$6.00	$0.62	$5.63	$0.06
2017	0.18	3.00	0.21	0.66	0.04
In November 2018, management temporarily increased the VaR limit to accommodate a 10-year transaction. NSP-Minnesota has been systematically hedging the transaction and the consolidated VaR returned below $3 million in January 2019.
Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 24% of its 2019 and approximately 54% of its 2020 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 32% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
Disruptions in third party nuclear fuel supply contracts due to bankruptcies or change of contract assignments have not materially impacted NSP-Minnesota’s operational or financial performance.
Interest Rate Risk — NSP-Minnesota is subject to interest rate risk. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
A 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact annual pretax interest expense by approximately $1.5 million in 2018 and $1.1 million in 2017.

NSP-Minnesota maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate risk and equity price risk. The fund is invested in a diversified portfolio of cash equivalents, debt securities, equity securities and other investments. These investments may be used only for the purpose of decommissioning NSP-Minnesota’s nuclear generating plants. Realized and unrealized gains on the decommissioning fund investments are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Fluctuations in equity prices or interest rates affecting the nuclear decommissioning fund do not have a direct impact on earnings due to the application of regulatory accounting.
See Note 8 to the consolidated financial statements for further information.
Credit Risk — NSP-Minnesota is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. NSP-Minnesota maintains credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.
At Dec. 31, 2018, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $1.4 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $12.5 million. At Dec. 31, 2017, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $6.9 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $2.6 million.
NSP-Minnesota conducts credit reviews for all counterparties. NSP-Minnesota employ credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase NSP-Minnesota’s credit risk.
Fair Value Measurements
NSP-Minnesota uses derivative contracts such as futures, forwards, interest rate swaps, options and FTRs to manage commodity price and interest rate risk. Derivative contracts, with the exception of those designated as normal purchase-normal sale contracts, are reported at fair value. NSP-Minnesota’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting.
See Notes 8 and 9 to the consolidated financial statements for further information.
Commodity Derivatives — NSP-Minnesota continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. Given the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2018.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are recorded as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at Dec. 31, 2018.
Item 8 — Financial Statements and Supplementary Data
See Item 15-1 for an index of financial statements included herein.
See Note 14 to the consolidated financial statements for further information.

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
NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2018, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ ROBERT C. FRENZEL
Ben Fowke	Robert C. Frenzel
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 22, 2019	Feb. 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Northern States Power Company, a Minnesota corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Minnesota corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows and, common stockholder’s equity for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 22, 2019

We have served as the Company’s auditor since 2002.

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (amounts in millions)

	Year Ended Dec. 31
	2018	2017	2016
Operating revenues
Electric, non-affiliates	$4,034.3	$4,051.5	$3,929.1
Electric, affiliates	473.7	490.2	475.5
Natural gas	583.1	531.9	467.4
Other	30.8	28.4	28.3
Total operating revenues	5,121.9	5,102.0	4,900.3

Operating expenses
Electric fuel and purchased power	1,701.1	1,626.9	1,542.6
Cost of natural gas sold and transported	345.1	301.8	252.8
Cost of sales — other	19.7	18.1	20.0
Operating and maintenance expenses	1,223.3	1,198.3	1,232.2
Conservation program expenses	118.0	120.1	97.9
Depreciation and amortization	741.6	700.6	596.7
Taxes (other than income taxes)	256.6	253.5	246.0
Total operating expenses	4,405.4	4,219.3	3,988.2

Operating income	716.5	882.7	912.1

Other expense, net	(6.5)	(9.1)	(12.6)
Allowance for funds used during construction — equity	23.8	29.5	27.7

Interest charges and financing costs
Interest charges — includes other financing costs of $7.4, $7.3 and $7.1 respectively	226.8	228.4	226.5
Allowance for funds used during construction — debt	(12.5)	(15.1)	(12.5)
Total interest charges and financing costs	214.3	213.3	214.0

Income before income taxes	519.5	689.8	713.2
Income taxes	27.2	199.7	224.5
Net income	$492.3	$490.1	$488.7

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (amounts in millions)

	Year Ended Dec. 31
	2018	2017	2016
Net income	$492.3	$490.1	$488.7

Other comprehensive income (loss)

Pension and retiree medical benefits:
Net pension and retiree medical benefits gains (losses) arising during the period, net of tax of $0.3, $(0.4) and $(0.5), respectively	0.6	(0.5)	(0.7)
Amortization of losses included in net periodic benefit cost, net of tax of $0.1, $0.1 and $0, respectively	0.2	0.1	0.1
	0.8	(0.4)	(0.6)
Derivative instruments:
Net fair value increase, net of tax of $0, $0 and $0, respectively	—	0.1	—
Reclassification of losses to net income, net of tax of $0.3, $0.6 and $0.6, respectively	0.7	0.9	0.9
	0.7	1.0	0.9
Marketable securities:
Net fair value decrease, net of tax of $0, $0 and $0, respectively	(0.1)	—	—

Other comprehensive income	1.4	0.6	0.3
Comprehensive income	$493.7	$490.7	$489.0

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (amounts in millions)

	Year Ended Dec. 31
	2018	2017	2016
Operating activities
Net income	$492.3	$490.1	$488.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	748.1	707.0	602.9
Nuclear fuel amortization	121.9	114.4	117.0
Deferred income taxes	41.3	193.2	196.2
Allowance for equity funds used during construction	(23.8)	(29.5)	(27.7)
Provision for bad debts	16.2	15.7	15.0
Net realized and unrealized hedging and derivative transactions	27.0	(2.8)	3.7
Changes in operating assets and liabilities:
Accounts receivable	(42.7)	(29.8)	(53.1)
Accrued unbilled revenues	7.4	(18.1)	(32.5)
Inventories	(21.4)	7.6	(1.1)
Other current assets	94.4	(25.3)	(17.0)
Accounts payable	10.5	46.5	24.1
Net regulatory assets and liabilities	182.3	(36.4)	46.9
Other current liabilities	(64.0)	(71.8)	19.1
Pension and other employee benefit obligations	(75.8)	(56.7)	(42.3)
Other, net	(31.5)	(31.3)	(35.0)
Net cash provided by operating activities	1,482.2	1,272.8	1,304.9

Investing activities
Utility capital/construction expenditures	(1,149.7)	(987.2)	(1,176.8)
Purchases of investment securities	(852.9)	(1,690.5)	(506.3)
Proceeds from the sale of investment securities	832.6	1,668.9	478.9
Investments in utility money pool arrangement	(805.0)	(122.0)	(747.5)
Repayments from utility money pool arrangement	805.0	122.0	747.5
Other, net	(3.5)	(3.5)	(1.0)
Net cash used in investing activities	(1,173.5)	(1,012.3)	(1,205.2)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	130.0	(65.0)	(138.0)
Borrowings under utility money pool arrangement	479.0	838.0	424.0
Repayments under utility money pool arrangement	(564.0)	(753.0)	(424.0)
Proceeds from issuance of long-term debt	—	585.2	342.5
Repayments of long-term debt, including reacquisition premiums	—	(507.9)	—
Capital contributions from parent	108.8	145.0	96.7
Dividends paid to parent	(456.3)	(506.6)	(395.9)
Net cash used in by financing activities	(302.5)	(264.3)	(94.7)

Net change in cash and cash equivalents	6.2	(3.8)	5.0
Cash and cash equivalents at beginning of period	43.8	47.6	42.6
Cash and cash equivalents at end of period	$50.0	$43.8	$47.6

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(207.4)	$(214.2)	$(201.4)
Cash received (paid) for income taxes, net	89.0	(70.9)	(39.0)
Supplemental disclosure of non-cash investing transactions:
Accrued property, plant and equipment additions	$92.5	$93.1	$120.8
Inventory transfers to property, plant and equipment	60.8	17.3	35.1
Allowances for equity funds used during construction	23.8	29.5	27.7

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (amounts in millions, except share and per share data)

	Dec. 31
	2018	2017
Assets
Current assets
Cash and cash equivalents	$50.0	$43.8
Accounts receivable, net	380.9	345.1
Accounts receivable from affiliates	11.0	48.5
Accrued unbilled revenues	270.3	277.7
Inventories	299.4	337.7
Regulatory assets	280.3	276.4
Derivative instruments	25.8	25.2
Prepaid taxes	—	79.1
Prepayments and other	28.9	43.7
Total current assets	1,346.6	1,477.2

Property, plant and equipment	13,541.7	13,033.6

Other assets
Nuclear decommissioning fund and other investments	2,107.2	2,192.4
Regulatory assets	1,454.1	1,190.4
Derivative instruments	17.0	28.1
Other	3.3	4.1
Total other assets	3,581.6	3,415.0
Total assets	$18,469.9	$17,925.8

Liabilities and Equity
Current liabilities
Short-term debt	$150.0	$20.0
Borrowings under utility money pool arrangement	—	85.0
Accounts payable	393.6	368.3
Accounts payable to affiliates	109.7	80.1
Regulatory liabilities	262.4	83.4
Taxes accrued	230.1	229.3
Accrued interest	67.2	65.9
Dividends payable to parent	82.7	98.7
Derivative instruments	16.5	17.7
Customer deposits	53.7	95.4
Other	154.8	153.0
Total current liabilities	1,520.7	1,296.8

Deferred credits and other liabilities
Deferred income taxes	1,682.4	1,612.3
Deferred investment tax credits	21.1	22.5
Regulatory liabilities	1,984.7	1,978.5
Asset retirement obligations	2,177.9	2,083.9
Derivative instruments	112.2	102.7
Pension and employee benefit obligations	305.1	331.1
Other	155.5	89.4
Total deferred credits and other liabilities	6,438.9	6,220.4

Commitments and contingencies
Capitalization
Long-term debt	4,937.2	4,933.0
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2018 and 2017, respectively	—	—
Additional paid in capital	3,624.2	3,580.2
Retained earnings	1,972.0	1,919.9
Accumulated other comprehensive loss	(23.1)	(24.5)
Total common stockholder’s equity	5,573.1	5,475.6
Total liabilities and equity	$18,469.9	$17,925.8

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2015	1,000,000	$—	$3,323.8	$1,864.3	$(21.1)	$5,167.0

Net income				488.7		488.7
Other comprehensive income					0.3	0.3
Dividends declared on common stock				(411.7)		(411.7)
Contribution of capital by parent			111.3			111.3
Balance at Dec. 31, 2016	1,000,000	$—	$3,435.1	$1,941.3	$(20.8)	$5,355.6

Net income				490.1		490.1
Other comprehensive income					0.6	0.6
Dividends declared on common stock				(515.8)		(515.8)
Contribution of capital by parent			145.1			145.1
Adoption of ASU No. 2018-02				4.3	(4.3)	—
Balance at Dec. 31, 2017	1,000,000	$—	$3,580.2	$1,919.9	$(24.5)	$5,475.6

Net income				492.3		492.3
Other comprehensive income					1.4	1.4
Dividends declared on common stock				(440.2)		(440.2)
Contribution of capital by parent			44.0			44.0
Balance at Dec. 31, 2018	1,000,000	$—	$3,624.2	$1,972.0	$(23.1)	$5,573.1

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
1.    Summary of Significant Accounting Policies
General — NSP-Minnesota is engaged in the regulated generation, purchase, transmission, distribution and sale of electricity and in the regulated purchase, transportation, distribution and sale of natural gas.
NSP-Minnesota’s consolidated financial statements include its wholly-owned subsidiaries. In the consolidation process, all intercompany transactions and balances are eliminated. NSP-Minnesota has investments in certain plants and transmission facilities jointly owned with nonaffiliated utilities.
NSP-Minnesota’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets and NSP-Minnesota’s proportionate share of the operating costs associated with these facilities is included in its consolidated statements of income. See Note 3 for further information.
NSP-Minnesota’s consolidated financial statements and disclosures are presented in accordance with GAAP. All of NSP-Minnesota’s underlying accounting records also conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions.
NSP-Minnesota has evaluated the impact of events occurring after Dec. 31, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
Use of Estimates — NSP-Minnesota uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used on items such as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. Recorded estimates are revised when better information becomes available or when actual amounts can be determined. Those revisions can affect operating results.
Regulatory Accounting — NSP-Minnesota accounts for income and expense items in accordance with accounting guidance for regulated operations. Under this guidance:

•	Certain costs, which would otherwise be charged to expense or other comprehensive income, are deferred as regulatory assets based on the expected ability to recover the costs in future rates; and

•
Certain credits, which would otherwise be reflected as income or other comprehensive income, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates, or because the amounts were collected in rates prior to the costs being incurred.

Estimates of recovering deferred costs and returning deferred credits are based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, NSP-Minnesota may no longer be eligible to apply this accounting treatment, and may be required to eliminate regulatory assets and liabilities from its balance sheet. Such changes could have a material effect on NSP-Minnesota’s results of operations, financial condition and cash flows.
See Note 4 for further information.

Income Taxes — NSP-Minnesota accounts for income taxes using the asset and liability method, which requires deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. NSP-Minnesota defers income taxes for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. NSP-Minnesota uses the tax rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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
Reversal of certain temporary differences are accounted for as current income tax expense due to the effects of past regulatory practices, when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes. Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal ITCs related to public utility property. Utility rate regulation also has resulted in the recognition of regulatory assets and liabilities related to income taxes.
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
NSP-Minnesota reports interest and penalties related to income taxes within the other income and interest charges in the consolidated statements of income.
Xcel Energy Inc. and its subsidiaries, including NSP-Minnesota, file consolidated federal income tax returns as well as consolidated or separate state income tax returns. Federal income taxes paid by Xcel Energy Inc. are allocated to its subsidiaries based on separate company computations. A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with consolidated state filings. Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries.
See Note 7 for further information.
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

Maintenance and replacement of items determined to be less than a unit of property are charged to operating expenses as incurred. Planned maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.
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
NSP-Minnesota records depreciation expense using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.6% for 2018, 3.6% for 2017, and 3.2% for 2016.
See Note 3 for further information.
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
See Note 10 for further information.
Nuclear Decommissioning — Nuclear decommissioning studies that estimate NSP-Minnesota’s ultimate costs of decommissioning its nuclear power plants are performed at least every three years and submitted to the state commissions for approval.
For ratemaking purposes, NSP-Minnesota recovers the total decommissioning costs related to its nuclear power plants over each facility’s expected service life based on the triennial decommissioning studies filed with state commissions. The studies consider estimated future costs of decommissioning and the market value of investments in trust funds, and recommend annual funding amounts. Amounts collected in rates are deposited in the trust funds. For financial reporting purposes, NSP-Minnesota accounts for nuclear decommissioning as an ARO.
Restricted funds for the payment of future decommissioning expenditures for NSP-Minnesota’s nuclear facilities are included in nuclear decommissioning fund and other assets on the consolidated balance sheets.
See Notes 8 and 10 for further information.

Benefit Plans and Other Postretirement Benefits — NSP-Minnesota maintains pension and postretirement benefit plans for eligible employees. Recognizing the cost of providing benefits and measuring the projected benefit obligation of these plans requires management to make various assumptions and estimates.
Certain unrecognized actuarial gains and losses and unrecognized prior service costs or credits are deferred as regulatory assets and liabilities, rather than recorded as other comprehensive income, based on regulatory recovery mechanisms.
See Note 9 for further information.
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
Estimated remediation costs are regularly adjusted as estimates are revised and remediation proceeds. If other participating potentially responsible parties exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for NSP-Minnesota’s expected share of the cost.
Future costs of restoring sites are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.
See Note 10 for further information.
Revenue From Contracts With Customers — Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. NSP-Minnesota recognizes revenue that corresponds to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized.
NSP-Minnesota does not recognize a separate financing component of its collections from customers as contract terms are short-term in nature. NSP-Minnesota presents its revenues net of any excise or sales taxes or fees.
NSP-Minnesota recognizes sales to both native load and other end use customers on a gross basis in electric revenues and cost of sales. Revenues and charges for short term wholesale sales of excess energy transacted through RTOs are also recorded on a gross basis. Other RTO revenues and charges are recorded on a net basis in cost of sales.
NSP-Minnesota has various rate-adjustment mechanisms that provide for the recovery of natural gas, electric fuel and purchased energy costs. Cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically for differences between the total amount collected under the clauses and the costs incurred.
When applicable, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets.
See Note 6 for further information.

Cash and Cash Equivalents — NSP-Minnesota considers investments in instruments with a remaining maturity of 3 months or less at the time of purchase, to be cash equivalents.
Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of an allowance for bad debts. NSP-Minnesota establishes an allowance for uncollectible receivables based on a policy that reflects its expected exposure to the credit risk of customers.
As of Dec. 31, 2018 and 2017, the allowance for bad debts was $23.5 million and $21.3 million, respectively.
Inventory — Inventory is recorded at average cost. As of Dec. 31, 2018, materials and supplies, fuel and natural gas inventory were $176.3 million, $88.5 million, and $34.6 million, respectively. As of Dec. 31, 2017, materials and supplies, fuel and natural gas inventory were $209.2 million, $94.5 million, and $34.0 million, respectively.
Fair Value Measurements — NSP-Minnesota presents cash equivalents, interest rate derivatives, commodity derivatives and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements. Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted NAVs.
For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used to establish fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price, NSP-Minnesota may use quoted prices for similar contracts or internally prepared valuation models to determine fair value.
For the pension and postretirement plan assets and nuclear decommissioning fund, published trading data and pricing models, generally using the most observable inputs available, are utilized to estimate fair value for each security.
See Notes 8 and 9 for further information.
Derivative Instruments — NSP-Minnesota uses derivative instruments in connection with its interest rate, utility commodity price, vehicle fuel price and commodity trading activities, including forward contracts, futures, swaps and options. Any derivative instruments not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
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
Normal Purchases and Normal Sales — NSP-Minnesota enters into contracts for purchases and sales of commodities for use in its operations. At inception, contracts are evaluated to determine whether a derivative exists and/or whether an instrument may be exempted from derivative accounting if designated as a normal purchase or normal sale.
See Note 8 for further information.

Commodity Trading Operations — All applicable gains and losses related to commodity trading activities are shown on a net basis in electric operating revenues in the consolidated statements of income.
Commodity trading activities are not associated with energy produced from NSP-Minnesota’s generation assets or energy and capacity purchased to serve native load. Commodity trading contracts are recorded at fair market value and commodity trading results include the impact of all margin-sharing mechanisms. See Note 8 for further information.
Other Utility Items
AFUDC — AFUDC represents the cost of capital used to finance utility construction activity. AFUDC is computed by applying a composite financing rate to qualified CWIP. The amount of AFUDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFUDC amounts capitalized are included in NSP-Minnesota’s rate base for establishing utility rates.
Alternative Revenue — Certain rate rider mechanisms (including decoupling and CIP programs) qualify as alternative revenue programs under GAAP. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate. When certain criteria are met, such as collection within 24 months, revenue is recognized equal to the revenue requirement, which may include incentives and return on rate base items.
Billing amounts are revised periodically for differences between the total amount collected and revenue earned, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers in the period earned.
See Note 6 for further information.
Conservation Programs — Costs incurred for CIP programs are deferred if it is probable future revenue will recover the incurred cost. Revenues recognized for incentive programs for the recovery of lost margins and/or conservation performance incentives are limited to amounts expected to be collected within 24 months from when they are earned. Regulatory assets are recognized to reflect the amount of costs or earned incentives that have not yet been collected from customers.
Emission Allowances — Emission allowances are recorded at cost plus broker commission fees. The inventory accounting model is utilized for all emission allowances and sales of these allowances are included in electric revenues.
Nuclear Refueling Outage Costs — NSP-Minnesota uses a deferral and amortization method for nuclear refueling costs. This method amortizes refueling outage costs over the period between refueling outages consistent with rate recovery.
RECs — Cost of RECs that are utilized for compliance purposes is recorded as electric fuel and purchased power expense. Sales of RECs are recorded in electric revenues on a gross basis. The cost of these RECs and amounts credited to customers under margin-sharing mechanisms are recorded in electric fuel and purchased power expense.

2.	Accounting Pronouncements
Recently Issued
Leases — In 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. Adoption will occur on Jan. 1, 2019 utilizing the package of transition practical expedients provided by the new standard, including carrying forward prior conclusions of whether agreements existing before the adoption date contain leases, and whether existing leases are operating or capital/finance leases.
NSP-Minnesota expects to utilize other expedients offered by the new standard and Leases, Topic 842 (ASU No. 2018-11), including elections to not recognize short term leases on the consolidated balance sheet for certain classes of assets and to implement the standard on a prospective basis. NSP-Minnesota’s implementation of the new guidance is substantially complete, and is expected to result in the recognition of right-of-use assets and lease liabilities in the first quarter of 2019 for operating leases for the use of real estate, equipment and certain natural gas generating facilities operated under PPAs.
The implementation is not expected to have a significant impact on NSP-Minnesota’s consolidated financial statements, other than first-time recognition of these operating leases on the consolidated balance sheet.
Recently Adopted
Revenue Recognition — In 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. NSP-Minnesota implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance.
The implementation did not have a material impact on NSP-Minnesota’s consolidated financial statements, other than increased disclosures regarding revenues related to contracts with customers.
Classification and Measurement of Financial Instruments — In 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminated the available-for-sale classification for marketable equity securities and also replaced the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes.
NSP-Minnesota implemented the guidance on Jan. 1, 2018 and the adoption impacts were not material.
Presentation of Net Periodic Benefit Cost — In 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost portion of pension cost may be presented as a component of operating income. In addition, only the service cost portion of pension cost is eligible for capitalization.
As a result of regulatory accounting treatment, a similar amount of pension cost, including non-service components, will be recognized consistent with historical ratemaking and the impacts of adoption are limited to changes in classification of non-service costs in the consolidated statement of income.

NSP-Minnesota implemented the new guidance on Jan. 1, 2018. As a result, $14.8 million and $13.6 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other expense, net on the consolidated income statement for 2017 and 2016, respectively. NSP-Minnesota used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Property, Plant and Equipment
Major classes of property, plant and equipment:

(Millions of Dollars)	Dec. 31, 2018	Dec. 31, 2017
Property, plant and equipment
Electric plant	$17,749.3	$17,024.9
Natural gas plant	1,475.5	1,370.3
Common and other property	803.1	724.1
CWIP	615.1	530.1
Total property, plant and equipment	20,643.0	19,649.4
Less accumulated depreciation	(7,454.8)	(7,018.2)
Nuclear fuel	2,770.4	2,697.4
Less accumulated amortization	(2,416.9)	(2,295.0)
	$13,541.7	$13,033.6
Joint Ownership of Generation, Transmission and Gas Facilities
Jointly owned assets as of Dec. 31, 2018:

(Millions of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Percent Owned
Electric Generation:
Sherco Unit 3	$604.2	$415.0	$1.0	59%
Sherco Common Facilities	145.4	100.2	1.2	80
Other	4.8	3.4	—	59
Electric Transmission:
CapX2020 Transmission	959.6	72.7	1.9	51
Other	10.6	2.3	—	50
Total	$1,724.6	$593.6	$4.1
NSP-Minnesota’s share of operating expenses and construction expenditures are included in the applicable utility accounts. Respective owners are responsible for providing their own financing.

4.    Regulatory Assets and Liabilities
Regulatory assets and liabilities are created for amounts that regulators may allow to be collected, or may require to be paid back to customers in future electric and natural gas rates. NSP-Minnesota would be required to recognize the write-off of regulatory assets and liabilities in net income or other comprehensive income if changes in the utility industry no longer allow for the application of regulatory accounting guidance under GAAP.
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2018		Dec. 31, 2017
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$28.1	$424.3	$28.5	$403.7
Net AROs (a)	1, 10	Plant lives	—	323.4	—	193.1
Excess deferred taxes - TCJA	7	Various	—	153.3	—	133.1
Recoverable deferred taxes on AFUDC recorded in plant		Plant lives	—	117.6	—	119.0
Benson biomass PPA termination and asset purchase		Ten years	9.8	85.8	—	—
Contract valuation adjustments (b)	1, 8	Term of related contract	14.1	76.0	14.4	89.8
Laurentian biomass PPA termination		Five years	18.1	73.3	—	—
PI extended power update		Sixteen years	3.1	55.8	3.3	58.4
Purchased power contracts costs		Term of related contract	2.8	36.6	1.8	39.3
Conservation programs (c)	1	One to two years	34.5	21.1	40.4	25.9
Losses on reacquired debt		Term of related debt	2.1	15.5	2.2	17.6
Environmental remediation costs	1, 10	Pending future rate cases	1.3	14.3	—	24.6
Nuclear refueling outage costs	1	One to two years	36.3	13.5	49.3	19.7
Deferred purchased natural gas and electric energy costs		One to three years	5.6	12.6	13.5	13.3
Sales true-up and revenue decoupling		One to two years	38.3	6.7	37.3	12.4
State commission adjustments		Plant lives	—	3.4	—	3.5
Renewable resources and environmental initiatives		One to two years	39.2	0.4	45.9	0.4
Gas pipeline inspection and remediation costs		Less than one year	27.4	—	22.6	4.5
Other		Various	19.6	20.5	17.2	32.1
Total regulatory assets			$280.3	$1,454.1	$276.4	$1,190.4

(a)	Includes amounts recorded for future recovery of AROs, less amounts recovered through nuclear decommissioning accruals and gains from decommissioning investments.

(b)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

(c)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2018		Dec. 31, 2017
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$153.7	$1,465.1	$—	$1,516.1
Plant removal costs	1, 10	Plant lives	—	484.6	—	441.6
ITC deferrals (b)	1	Various	—	8.9	—	9.5
Deferred electric energy costs		Less than one year	22.8	—	11.3	—
DOE Settlement		Less than one year	13.0	—	12.8	—
Contract valuation adjustments (c)	1, 8	Less than one year	10.4	—	17.2	—
Renewable resources and environmental initiatives		Less than one year	8.8	—	19.4	—
Other		Various	53.7	26.1	22.7	11.3
Total regulatory liabilities (d)			$262.4	$1,984.7	$83.4	$1,978.5

(a)	Includes the revaluation of recoverable/regulated plant ADIT and revaluation impact of non-plant ADIT due to the TCJA.

(b)	Includes impact of lower federal tax rate due to the TCJA.

(c)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

(d)	Revenue subject for refund of $12.5 million and $15.1 million for 2018 and 2017, respectively, is included in other current liabilities.
At Dec. 31, 2018 and 2017, approximately $149 million and $142 million, respectively, of NSP-Minnesota’s regulatory assets represented past expenditures not earning a return. Amounts primarily related to purchased natural gas and electric energy costs and certain expenditures associated with pension.

5.    Borrowings and Other Financing Instruments
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

	Three Months Ended Dec. 31, 2018	Year Ended
(Amounts in Millions, Except Interest Rates)		2018	2017	2016
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	—	—	85	—
Average amount outstanding	18	17	25	16
Maximum amount outstanding	76	143	142	225
Weighted average interest rate, computed on a daily basis	2.23%	1.96%	1.14%	0.69%
Weighted average interest rate at period end	N/A	N/A	1.18	N/A
Commercial Paper — NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.
Commercial paper outstanding for NSP-Minnesota was as follows:

	Three Months Ended Dec. 31, 2018	Year Ended Dec. 31
(Amounts in Millions, Except Interest Rates)		2018	2017	2016
Borrowing limit	$500	$500	$500	$500
Amount outstanding at period end	150	150	20	85
Average amount outstanding	62	38	62	73
Maximum amount outstanding	198	198	237	353
Weighted average interest rate, computed on a daily basis	2.53%	2.08%	1.10%	0.65%
Weighted average interest rate at end of period	2.97	2.97	1.93	0.94
Letters of Credit — NSP-Minnesota uses letters of credit, typically with terms of one-year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2018 and 2017, there were $37 million and $24 million of letters of credit outstanding, respectively, under the credit facility. Amounts approximate their fair value.
Credit Facility — NSP-Minnesota must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an amount exceeding available capacity under this credit facility. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
Features of NSP-Minnesota’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions)	Additional Periods For Which a One-Year Extension May Be Requested (b)
2018	2017
48%	48%	$100	2

(a)	The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65%.

(b)	All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that NSP-Minnesota will be in default on its borrowings under the facility if it or any of its subsidiaries whose total assets exceed 15% of NSP-Minnesota’s consolidated total assets, default on indebtedness in an aggregate principal amount exceeding $75 million.
If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2018, NSP-Minnesota was in compliance with all financial covenants on its debt agreements.
NSP-Minnesota had the following committed credit facilities available as of Dec. 31, 2018 (in millions):

Credit Facility (a)	Drawn (b)	Available
$500	$187	$313

(a)	This credit facility matures in June 2021 .

(b)	Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the facility outstanding at Dec. 31, 2018 and 2017.

Long-Term Borrowings and Other Financing Instruments
Generally, all property of NSP-Minnesota is subject to the lien of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long term debt obligations for NSP-Minnesota as of Dec. 31:

(Millions of Dollars)	Maturity Range	Interest Rate Range 2018	Interest Rate Range 2017	2018	2017
NSP-Minnesota
Mortgage bonds	2020-2047	2.15% - 7.13%	2.15% - 7.13%	$5,000	$5,000
Unamortized discount				(21)	(22)
Unamortized debt issuance cost				(42)	(45)
Current maturities				—	—
Total				$4,937	$4,933
Maturities of long-term debt are as follows:

(Millions of Dollars)
2019	$—
2020	300
2021	—
2022	300
2023	400
During 2018, NSP-Minnesota did not complete any new financings.
2017 financings:

	Amount	Financing Instrument	Interest Rate	Maturity Date
NSP-Minnesota	600 million	First mortgage bonds	3.60%	Sept. 15, 2047
Deferred Financing Costs — Deferred financing costs of approximately $42 million and $45 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2018 and 2017, respectively.
Dividend Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividend payments are solely to be paid from retained earnings.
NSP-Minnesota’s state regulatory commission imposes the most restrictive dividend limitations.
Requirements and actuals as of Dec. 31, 2018:

	Equity to Total Capitalization Ratio - Required Range		Equity to Total Capitalization Ratio - Actual
	Low	High	2018
NSP-Minnesota	47.1%	57.5%	52.3%

	Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
NSP-Minnesota	$1.0	billion	$10.7	billion	$11.5	billion
6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues (subsequent to adoption of the revised revenue guidance) consists of the following:

	Year Ended Dec. 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,308.4	$308.8	$27.2	$1,644.4
C&I	2,052.1	239.3	0.2	2,291.6
Other	36.5	—	3.4	39.9
Total retail	3,397.0	548.1	30.8	3,975.9
Wholesale	189.2	—	—	189.2
Transmission	238.1	—	—	238.1
Interchange	473.7	—	—	473.7
Other	28.3	11.7	—	40.0
Total revenue from contracts with customers	4,326.3	559.8	30.8	4,916.9
Alternative revenue and other	181.7	23.3	—	205.0
Total revenues	$4,508.0	$583.1	$30.8	$5,121.9
7.    Income Taxes
Federal Tax Reform — In 2017, the TCJA was signed into law. The key provisions impacting Xcel Energy (which includes NSP-Minnesota), generally beginning in 2018, include:

•	Corporate federal tax rate reduction from 35% to 21%;

•	Normalization of resulting plant-related excess deferred taxes;

•	Elimination of the corporate alternative minimum tax;

•	Continued interest expense deductibility and discontinued bonus depreciation for regulated public utilities;

•	Limitations on certain executive compensation deductions;

•	Limitations on certain deductions for NOLs arising after Dec. 31, 2017 (limited to 80% of taxable income);

•	Repeal of the section 199 manufacturing deduction; and,

•	Reduced deductions for meals and entertainment as well as state and local lobbying.
Xcel Energy estimated the effects of the TCJA, which have been reflected in the consolidated financial statements.

Reductions in deferred tax assets and liabilities due to a decrease in corporate federal tax rates typically result in a net tax benefit. However, the impacts are primarily recognized as regulatory liabilities refundable to utility customers as a result of IRS requirements and past regulatory treatment.
Estimated impacts of the new tax law for NSP-Minnesota in December 2017 included:

•
$1.1 billion ($1.5 billion grossed-up for tax) of reclassifications of plant-related excess deferred taxes to regulatory liabilities upon valuation at the new 21% federal rate. The regulatory liabilities will be amortized consistent with IRS normalization requirements, resulting in customer refunds over the average remaining life of the related property;

•
$133 million and $56 million of reclassifications (grossed-up for tax) of excess deferred taxes for non-plant related deferred tax assets and liabilities, respectively, to regulatory assets and liabilities; and

•
$19 million of total estimated income tax expense related to the federal tax reform implementation, and a $5 million reduction to net income related to the allocation of Xcel Energy Services Inc.’s tax rate change on its deferred taxes.

Xcel Energy accounted for the state tax impacts of federal tax reform based on enacted state tax laws. Any future state tax law changes related to the TCJA will be accounted for in the periods state laws are enacted.
Federal Tax Loss Carryback Claims — In 2012 - 2015, Xcel Energy identified certain expenses related to 2009, 2010, 2011, 2013, 2014 and 2015 that qualify for an extended carryback beyond the typical two-year carryback period. As a result of a higher tax rate in prior years, Xcel Energy recognized a tax benefit of approximately $5 million in 2015, $17 million in 2014, $12 million in 2013 and $15 million in 2012.
Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2014	October 2019
2015	September 2019
2016	September 2020
2017	September 2021
In 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. In 2017, Xcel Energy and the Office of Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.
In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of Dec. 31, 2018, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In the fourth quarter of 2018, the IRS began an audit of tax years 2014 - 2016, however no adjustments have been proposed.

State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2018, NSP-Minnesota’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In the fourth quarter of 2018, the Minnesota audit of tax years 2010 - 2014 concluded with no material adjustments.
Unrecognized Tax Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$11.6	$10.2
Unrecognized tax benefit — Temporary tax positions	5.3	7.9
Total unrecognized tax benefit	$16.9	$18.1
Changes in unrecognized tax benefits:

(Millions of Dollars)	2018	2017	2016
Balance at Jan. 1	$18.1	$60.8	$55.4
Additions based on tax positions related to the current year	2.0	2.7	3.7
Reductions based on tax positions related to the current year	(0.3)	(1.7)	(0.2)
Additions for tax positions of prior years	0.6	5.7	3.9
Reductions for tax positions of prior years	(1.1)	(49.4)	(2.0)
Settlements with taxing authorities	(2.4)	—	—
Balance at Dec. 31	$16.9	$18.1	$60.8
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(12.7)	$(12.8)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $7.3 million and $5.7 million at Dec. 31, 2018 and Dec. 31, 2017, respectively.
As the IRS Appeals and federal audit progress and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $13.7 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2018	2017	2016
Payable for interest related to unrecognized tax benefits at Jan. 1	$(0.9)	$(2.0)	$(0.2)
Interest (expense) income related to unrecognized tax benefits	(0.3)	1.1	(1.8)
Payable for interest related to unrecognized tax benefits at Dec. 31	$(1.2)	$(0.9)	$(2.0)
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2018, 2017, or 2016.

Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2018	2017
Federal NOL carryforward	$—	$631.6
Federal tax credit carryforwards	379.4	301.6
State NOL carryforwards	221.2	275.5
Valuation allowances for state NOL carryforwards	(0.8)	(0.9)
State tax credit carryforwards, net of federal detriment (a)	87.9	90.7
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(78.5)	(82.2)

(a)	State tax credit carryforwards are net of federal detriment of $23.4 million and $24.1 million as of Dec. 31, 2018 and 2017, respectively.

(b)	Valuation allowances for state tax credit carryforwards were net of federal benefit of $20.9 million and $21.8 million as of Dec. 31, 2018 and 2017, respectively.
Federal carryforward periods expire between 2021 and 2038 and state carryforward periods expire between 2019 and 2035.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2018	2017 (a)	2016 (a)
Federal statutory rate	21.0%	35.0%	35.0%
State income tax on pretax income, net of federal tax effect	7.1	5.8	5.8
Increases (decreases) in tax from:
Wind PTCs recognized	(13.6)	(11.4)	(8.2)
Regulatory differences - ARAM (b)	(9.1)	(0.1)	(0.1)
Other tax credit recognized, net of federal income tax expense	(1.3)	(1.0)	(0.8)
Regulatory differences - other utility plant items	0.3	(0.2)	(0.2)
Change in unrecognized tax benefits	0.1	(1.6)	0.2
Tax reform	—	2.7	—
Other, net	0.7	(0.2)	(0.2)
Effective income tax rate	5.2%	29.0%	31.5%

(a)	Prior periods have been reclassified to conform to current year presentation.

(b)	ARAM is a method to flow back excess deferred taxes to customers.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2018	2017	2016
Current federal tax (benefit) expense	$(16.8)	$29.6	$19.3
Current state tax expense	5.2	14.7	9.4
Current change in unrecognized tax (benefit) expense	(1.1)	(36.2)	1.3
Deferred federal tax (benefit) expense	(2.4)	121.6	142.3
Deferred state tax expense	42.1	46.7	53.8
Deferred change in unrecognized tax expense	1.6	24.9	0.1
Deferred ITCs	(1.4)	(1.6)	(1.7)
Total income tax expense	$27.2	$199.7	$224.5

Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2018	2017	2016
Deferred tax expense (benefit) excluding items below	$70.1	$(1,176.4)	$225.1
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(28.2)	1,369.9	(28.7)
Tax expense allocated to other comprehensive income, net of adoption of ASU No. 2018-02, and other	(0.6)	(0.3)	(0.2)
Deferred tax expense	$41.3	$193.2	$196.2
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2018	2017
Deferred tax liabilities:
Differences between book and tax bases of property	$2,257.6	$2,253.2
Regulatory assets	263.1	222.7
Pension expense	64.7	54.2
Other	11.3	16.4
Total deferred tax liabilities	$2,596.7	$2,546.5

Deferred tax assets:
Regulatory liabilities	$382.8	$386.6
Tax credit carryforward	467.3	392.4
NOL carryforward	17.9	153.5
NOL and tax credit valuation allowance	(78.6)	(82.2)
Other employee benefits	38.6	37.3
Deferred ITCs	6.4	6.8
Rate refund	49.7	6.6
Other	30.2	33.2
Total deferred tax assets	$914.3	$934.2
Net deferred tax liability	$1,682.4	$1,612.3

8.	Fair Value of Financial Assets and Liabilities
Fair Value Measurements
The accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires disclosures about assets and liabilities measured at fair value. A hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance.

•
Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

•
Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

•
Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

Specific valuation methods include:
Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAV.
Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs. The investments in commingled funds may be redeemed for NAV with proper notice. Private equity commingled fund investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate commingled funds investments may be redeemed with proper notice, however, may be delayed or discounted as a result of fund illiquidity.
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
Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments, generally referred to as FTRs. FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path. The value of an FTR is derived from, and designed to offset, the cost of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of an FTR.
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

Non-Derivative Fair Value Measurements
The NRC requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning these facilities. The fund contains cash equivalents, debt securities, equity securities and other investments. NSP-Minnesota uses the MPUC approved asset allocation for the escrow and investment targets by asset class for both the escrow and qualified trust.
NSP-Minnesota recognizes the costs of funding the decommissioning over the lives of the nuclear plants, assuming rate recovery of all costs. Realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund are deferred as a component of the regulatory asset.
Unrealized gains for the nuclear decommissioning fund were $450.1 million and $559.9 million as of Dec. 31, 2018 and 2017, respectively, and unrealized losses were $44.8 million and $7.4 million as of Dec. 31, 2018 and 2017, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Dec. 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24.3	$24.3	$—	$—	$—	$24.3
Commingled funds	758.1	79.2	—	—	819.1	$898.3
Debt securities	465.6	—	435.6	—	—	$435.6
Equity securities	401.4	696.5	—	—	—	$696.5
Total	$1,649.4	$800.0	$435.6	$—	$819.1	$2,054.7

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $52.5 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2017
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$28.7	$28.7	$—	$—	$—	$28.7
Commingled funds	701.3	222.8	—	—	659.1	$881.9
Debt securities	437.7	—	441.6	—	—	$441.6
Equity securities	423.1	791.1	—	—	—	$791.1
Total	$1,590.8	$1,042.6	$441.6	$—	$659.1	$2,143.3

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $49.1 million of rabbi trust assets and miscellaneous investments.
For the years ended Dec. 31, 2018 and 2017, there were no Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.

Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Dec. 31, 2018:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$10.6	$106.9	$210.5	$107.6	$435.6
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	Dec. 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$0.4	$0.4	$—	$—	$0.4
Mutual funds	10.8	10.7	—	—	10.7
Total	$11.2	$11.1	$—	$—	$11.1

	Dec. 31, 2017
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$0.8	$0.8	$—	$—	$0.8
Mutual funds	10.3	11.3	—	—	$11.3
Total	$11.1	$12.1	$—	$—	$12.1

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
Derivative Fair Value Measurements
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
As of Dec. 31, 2018, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.
Wholesale and Commodity Trading Risk — NSP-Minnesota conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives. NSP-Minnesota is allowed to conduct these activities within guidelines and limitations as approved by its risk management committee, comprised of management personnel not directly involved in activities governed by this policy.

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
As of Dec. 31, 2018, NSP-Minnesota had no vehicle fuel contracts designated as cash flow hedges. NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Immaterial amounts to income related to the ineffectiveness of cash flow hedges were recorded for the years ended Dec. 31, 2018 and 2017.
As of Dec. 31, 2018, there were no net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses or related amounts expected to be reclassified into earnings during the next 12 months.
NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs at Dec. 31:

(Amounts in Millions) (a) (b)	2018	2017
MWh of electricity	56.8	41.7
MMBtu of natural gas	42.7	23.8
Gallons of vehicle fuel	—	0.2

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — NSP-Minnesota continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.
NSP-Minnesota employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.
NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. As of Dec. 31, 2018, six of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $35.9 million or 44% of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.

Two of the 10 most significant counterparties, comprising $14.4 million or 18% of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. One of the 10 most significant counterparties, comprising $1.3 million or 2% of this credit exposure, had credit quality less than investment grade, based on ratings from external analysis. One of the 10 most significant counterparties, comprising $11.8 million or 14% of this credit exposure, had credit quality less than investment grade based on rating from internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities, or other utilities.
Qualifying Cash Flow Hedges — Financial impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income:

(Millions of Dollars)	2018	2017	2016
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(20.9)	$(18.2)	$(19.1)
After-tax net unrealized gains related to derivatives accounted for as hedges	—	0.1	—
After-tax net realized losses on derivative transactions reclassified into earnings	0.7	0.9	0.9
Adoption of ASU. 2018-02 (a)	—	(3.7)	—
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(20.2)	$(20.9)	$(18.2)

(a)	In 2017, NSP-Minnesota implemented ASU No. 2018-02 related to TCJA, which resulted in reclassification of certain credit balances within net accumulated other comprehensive loss to retained earnings.
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2018
Other derivative instruments
Electric commodity	$—	$(5.5)
Natural gas commodity	—	1.8
Total	$—	$(3.7)

Year Ended Dec. 31, 2017
Derivatives designated as cash flow hedges
Vehicle fuel and other commodity	$0.1	$—
Total	$0.1	$—
Other derivative instruments
Electric commodity	$—	$9.3
Natural gas commodity	—	(1.9)
Total	$—	$7.4

Year Ended Dec. 31, 2016
Other derivative instruments
Electric commodity	—	14.4
Natural gas commodity	—	(1.2)
Total	$—	$13.2

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2018
Derivatives designated as cash flow hedges
Interest rate	$1.1	(a)	$—		$—
Vehicle fuel and other commodity	(0.1)	(b)	—		—
Total	$1.0		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$10.9	(c)
Electric commodity	—		3.3	(d)	—
Natural gas commodity	—		(1.9)	(e)	(1.3)	(e)
Total	$—		$1.4		$9.6

Year Ended Dec. 31, 2017
Derivatives designated as cash flow hedges
Interest rate	$1.5	(a)	$—		$—
Total	$1.5		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$9.4	(c)
Electric commodity	—		(13.8)	(d)	—
Natural gas commodity	—		1.0	(e)	(1.2)	(e)
Total	$—		$(12.8)		$8.2

Year Ended Dec. 31, 2016
Derivatives designated as cash flow hedges
Interest rate	$1.4	(a)	$—		$—
Vehicle fuel and other commodity	0.1	(b)	—		—
Total	$1.5		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$2.8	(c)
Electric commodity	—		(6.1)	(d)	—
Natural gas commodity	—		4.0	(e)	(2.2)	(e)
Total	$—		$(2.1)		$0.6

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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

(e)
Amounts are recorded to cost of natural gas sold and transported. These derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets and liabilities, as appropriate.

NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2018, 2017 and 2016.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. As of Dec. 31, 2018 and 2017, there were no derivative instruments in a liability position with such underlying contract provisions.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2018 and 2017.
Recurring Fair Value Measurements — The following table presents for each of the fair value hierarchy levels, NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2018 and 2017:

	Dec. 31, 2018						Dec. 31, 2017
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$—	$—	$—	$—	$—	$—	$0.1	$—	$0.1	$—	$0.1
Other derivative instruments:
Commodity trading	1.1	27.1	2.2	30.4	(16.0)	14.4	1.7	17.1	0.1	18.9	(11.7)	7.2
Electric commodity	—	—	10.5	10.5	(0.1)	10.4	—	—	17.6	17.6	(0.4)	17.2
Natural gas commodity	—	1.0	—	1.0	—	1.0	—	0.1	—	0.1	—	0.1
Total current derivative assets	$1.1	$28.1	$12.7	$41.9	$(16.1)	25.8	$1.7	$17.3	$17.7	$36.7	$(12.1)	24.6
PPAs (b)						—						0.6
Current derivative instruments						$25.8						$25.2
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$25.3	$5.0	$30.3	$(13.4)	$16.9	$—	$29.1	$5.4	$34.5	$(6.5)	$28.0
Total noncurrent derivative assets	$—	$25.3	$5.0	$30.3	$(13.4)	16.9	$—	$29.1	$5.4	$34.5	$(6.5)	28.0
PPAs (b)						0.1						0.1
Noncurrent derivative instruments						$17.0						$28.1

	Dec. 31, 2018						Dec. 31, 2017
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1.4	$23.9	$1.7	$27.0	$(24.5)	$2.5	$1.7	$13.9	$—	$15.6	$(12.0)	$3.6
Electric commodity	—	—	0.1	0.1	(0.1)	—	—	—	0.4	0.4	(0.4)	—
Total current derivative liabilities	$1.4	$23.9	$1.8	$27.1	$(24.6)	2.5	$1.7	$13.9	$0.4	$16.0	$(12.4)	3.6
PPAs (b)						14.0						14.1
Current derivative instruments						$16.5						$17.7
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$0.1	$16.0	$1.6	$17.7	$17.9	$35.6	$—	$22.2	$—	$22.2	$(9.4)	$12.8
Total noncurrent derivative liabilities	$0.1	$16.0	$1.6	$17.7	$17.9	35.6	$—	$22.2	$—	$22.2	$(9.4)	12.8
PPAs (b)						76.6						89.9
Noncurrent derivative instruments						$112.2						$102.7

(a)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2018 and 2017. At Dec. 31, 2018 and 2017, derivative assets and liabilities include $31.5 million and $0 million of obligations to return cash collateral, respectively. At Dec. 31, 2018 and 2017, derivative assets and liabilities include the rights to reclaim cash collateral of $8.7 million and $3.1 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the years ended Dec. 31, 2018, 2017 and 2016:

	Year Ended Dec. 31
(Millions of Dollars)	2018	2017	2016
Balance at Jan. 1	$22.6	$15.3	$13.0
Purchases	26.4	40.6	28.0
Settlements	(17.2)	(41.7)	(47.2)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(1.5)	5.5	—
Net (losses) gains recognized as regulatory assets and liabilities	(16.0)	2.9	21.5
Balance at Dec. 31	$14.3	$22.6	$15.3

(a)	Amounts relate to commodity derivatives held at the end of the period.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the years ended 2016 - 2018.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2018		2017
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,937.2	$5,230.9	$4,933.0	$5,601.9
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2018 and 2017, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.
9.    Benefit Plans and Other Postretirement Benefits
Xcel Energy, which includes NSP-Minnesota, has several noncontributory, defined benefit pension plans that cover almost all employees. Generally, benefits are based on a combination of years of service and average pay. Xcel Energy’s and NSP-Minnesota’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2018 and 2017 were $33 million and $37 million, respectively, of which $4 million and $5 million were attributable to NSP-Minnesota. In 2018 and 2017, Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $4 million and $5 million, respectively, of which $1 million was attributable to NSP-Minnesota in both years.

In 2016, Xcel Energy established rabbi trusts to provide partial funding for future distributions of the SERP and its deferred compensation plan. Rabbi trust funding of deferred compensation plan distributions attributable to NSP-Minnesota will be supplemented by NSP-Minnesota’s consolidated operating cash flows.
Xcel Energy has a contributory health and welfare benefit plan that provides health care and death benefits to certain Xcel Energy retirees.

•	NSP-Minnesota discontinued subsidizing health care benefits for non-bargaining employees retiring after 1998 and for bargaining employees who retired after 1999.
Xcel Energy and NSP-Minnesota base the investment-return assumption on expected long-term performance for each of the asset classes in its pension and postretirement health care portfolios.
For pension assets, Xcel Energy and NSP-Minnesota consider the historical returns achieved by their asset portfolio over the past 20 years or longer period, as well as the long-term projected return levels. Xcel Energy and NSP-Minnesota continually review their pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.

•	Investment returns in 2018 were below the assumed level of 7.10%;

•	Investment returns in 2017 were above the assumed level of 7.10%;

•	Investment returns in 2016 were below the assumed level of 7.10%; and

•	In 2019, NSP-Minnesota’s expected investment-return assumption is 7.10%.
Pension plan and postretirement benefit assets are invested in a portfolio according to Xcel Energy’s and NSP-Minnesota’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize contributions to the plan, within appropriate levels of risk. The principal mechanism for achieving these objectives is the asset allocation given the long-term risk, return, correlation and liquidity characteristics of each particular asset class.
There were no significant concentrations of risk in any industry, index, or entity. Market volatility can impact even well-diversified portfolios and significantly affect the return levels achieved by the assets in any year.
State agencies also have issued guidelines to the funding of postretirement benefit costs.
Xcel Energy’s ongoing investment strategy is based on plan-specific investment recommendations that seek to minimize potential investment and interest rate risk as a plan’s funded status increases over time. The investment recommendations result in a greater percentage of long-duration fixed income securities being allocated to specific plans having relatively higher funded status ratios and a greater percentage of growth assets being allocated to plans having relatively lower funded status ratios.

Plan Assets
The following presents, for each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets measured at fair value:

	Dec. 31, 2018 (a)					Dec. 31, 2017 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$31.8	$—	$—	$—	$31.8	$53.4	$—	$—	$—	$53.4
Commingled funds:	241.0	—	—	271.2	512.2	285.2	—	—	302.4	587.6
Debt securities:	—	143.7	—	—	143.7	—	159.0	—	—	159.0
Equity securities:	29.3	—	—	—	29.3	32.1	—	—	—	32.1
Other	0.5	1.3	—	(8.2)	(6.4)	(8.7)	1.0	—	0.1	$(7.6)
Total	$302.6	$145.0	$—	$263.0	$710.6	$362.0	$160.0	$—	$302.5	$824.5

(a)	See Note 8 for further information on fair value measurement inputs and methods.
The following presents, for each of the fair value hierarchy levels, NSP-Minnesota’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2018 (a)					Dec. 31, 2017 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$0.1	$—	$—	$—	$0.1	$0.4	$—	$—	$—	$0.4
Insurance contracts	—	0.3	—	—	0.3	—	0.7	—	—	0.7
Commingled funds	0.8	—	—	0.2	1.0	2.1	—	—	—	2.1
Debt securities	—	1.0	—	—	1.0	—	2.8	—	—	2.8
Equity securities	—	—	—	—	—	0.5	—	—	—	0.5
Total	$0.9	$1.3	$—	$0.2	$2.4	$3.0	$3.5	$—	$—	$6.5

(a)	See Note 8 for further information on fair value measurement inputs and methods.
No assets transferred in or out of Level 3 for 2018 or 2017.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Minnesota are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2018	2017	2018	2017
Change in Benefit Obligation:
Obligation at Jan. 1	$1,035.1	$1,036.5	$88.8	$86.7
Service cost	28.0	27.8	0.2	0.1
Interest cost	35.2	40.7	3.1	3.4
Plan amendments	—	(4.4)	—	—
Actuarial (gain) loss	(50.8)	64.1	(9.0)	5.9
Plan participants’ contributions	—	—	0.4	0.4
Benefit payments (a)	(140.5)	(129.6)	(7.5)	(7.7)
Obligation at Dec. 31	$907.0	$1,035.1	$76.0	$88.8
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$824.5	$783.2	$6.5	$3.7
Actual return on plan assets	(36.5)	110.1	—	—
Employer contributions	63.1	60.7	3.0	10.1
Plan participants’ contributions	—	—	0.4	0.4
Benefit payments	(140.5)	(129.5)	(7.5)	(7.7)
Fair value of plan assets at Dec. 31	$710.6	$824.5	$2.4	$6.5
Funded status of plans at Dec. 31	$(196.4)	$(210.6)	$(73.6)	$(82.3)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current assets (liabilities)	$—	$—	$(4.8)	$(1.3)
Noncurrent assets (liabilities)	(196.4)	(210.6)	(68.8)	(81.0)
Net amounts recognized	$(196.4)	$(210.6)	$(73.6)	$(82.3)

(a)	Includes approximately $105 million of lump-sum benefit payments used in the determination of a settlement charge.

Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.31%	3.63%	4.32%	3.62%
Expected average long-term increase in compensation level	3.75%	3.75%	N/A	N/A
Mortality table	RP-2014	RP-2014	RP-2014	RP-2014
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	7.00%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.30%	5.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	4	5
The accumulated benefit obligation for the pension plan was $845 million and $969 million as of Dec. 31, 2018 and 2017, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit) other than the service cost component is included in other income in the consolidated statement of income.
Components of net periodic benefit cost (credit) and the amounts recognized in other comprehensive income and regulatory assets and liabilities are as follows:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2018	2017	2016	2018	2017	2016
Service cost	$28.0	$27.8	$28.3	$0.2	$0.1	$0.1
Interest cost	35.2	40.7	45.4	3.1	3.4	3.9
Expected return on plan assets	(58.2)	(60.1)	(60.9)	(0.4)	(0.2)	(0.2)
Amortization of prior service cost	(0.1)	1.1	0.9	(3.0)	(3.0)	(3.0)
Amortization of net loss	38.5	39.6	36.8	2.4	2.0	1.6
Settlement charge (a)	48.8	48.2	—	—	—	—
Net periodic pension cost	92.2	97.3	50.5	2.3	2.3	2.4
Costs not recognized due to effects of regulation	(66.0)	(72.2)	(20.9)	—	—	—
Net benefit cost recognized for financial reporting	$26.2	$25.1	$29.6	$2.3	$2.3	$2.4
Significant Assumptions Used to Measure Costs:
Discount rate	3.63%	4.13%	4.66%	3.62%	4.13%	4.65%
Expected average long-term increase in compensation level	3.75	3.75	4.00	—	—	—
Expected average long-term rate of return on assets	7.10	7.10	7.10	5.30	5.80	5.80

(a)
A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2018 and 2017, as a result of lump-sum distributions during the 2018 and 2017 plan years, NSP-Minnesota recorded a total pension settlement charge of $48.8 million in 2018 and $48.2 million in 2017, which was not recognized due to the effects of regulation.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2018	2017	2018	2017
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$502.0	$545.3	$34.3	$45.3
Prior service (credit) cost	(1.2)	(1.3)	(12.4)	(15.4)
Total	$500.8	$544.0	$21.9	$29.9
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$35.5	$37.7	$—	$—
Noncurrent regulatory assets	465.3	506.3	20.5	28.0
Deferred income taxes	—	—	0.4	0.5
Net-of-tax accumulated other comprehensive income	—	—	1.0	1.4
Total	$500.8	$544.0	$21.9	$29.9

Measurement date	Dec. 31, 2018	Dec. 31, 2017	Dec. 31, 2018	Dec. 31, 2017

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2016 - 2019 to meet minimum funding requirements. Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$150 million in January 2019, of which $47 million is attributable to NSP-Minnesota;

•	$150 million in 2018, of which $63 million was attributable to NSP-Minnesota;

•	$162 million in 2017, of which $61 million was attributable to NSP-Minnesota; and,

•	$125 million in 2016, of which $49 million was attributable to NSP-Minnesota.
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations, when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Voluntary postretirement funding contributions:

•	$11 million in January 2019, of which $7 million is attributable to NSP-Minnesota;

•	$11 million in 2018, of which $3 million, was attributable to NSP-Minnesota;

•	$20 million in 2017, of which $10 million was attributable to NSP-Minnesota; and,

•	$18 million in 2016, of which $9 million was attributable to NSP-Minnesota.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2018	2017	2018	2017
Domestic and international equity securities	37%	38%	18%	24%
Long-duration fixed income and interest rate swap securities	28	23	—	—
Short-to-intermediate fixed income securities	18	21	70	60
Alternative investments	15	16	8	9
Cash	2	2	4	7
Total	100%	100%	100%	100%
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
In 2018 and 2017, there were no plan amendments made which affected the benefit obligation.

Projected Benefit Payments
NSP-Minnesota’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2019	$93.4	$7.2	$—	$7.2
2020	81.2	7.0	—	7.0
2021	80.1	6.7	—	6.7
2022	79.0	6.3	—	6.3
2023	77.2	6.0	—	6.0
2024-2027	342.3	26.0	—	26.0
Defined Contribution Plans
Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Minnesota was approximately $12 million in 2018, $12 million in 2017 and $12 million in 2016.
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
10.    Commitments and Contingencies
Legal
NSP-Minnesota is involved in various litigation matters that are being defended and handled in the ordinary course of business. The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves complex judgments about future events. Management maintains accruals for losses that are probable of being incurred and subject to reasonable estimation. Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on NSP-Minnesota’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
Rate Matters
Sherco — In NSP-Minnesota’s 2013 fuel reconciliation filing, the MPUC made recovery of replacement power costs associated with the 2011 incident at its Sherco Unit 3 plant provisional and subject to further review following conclusion of litigation commenced by NSP-Minnesota, SMMPA (Co-owner of Sherco Unit 3) and insurance companies against GE.

In 2018, NSP-Minnesota and SMMPA reached a settlement with GE. NSP-Minnesota has notified the MPUC of its proposal to refund the GE settlement proceeds back to customers through the FCA. The insurance providers continued their litigation against GE and the case went to trial. In 2018, GE prevailed in the lawsuit with the insurance companies, however, the jury found comparable fault, finding that GE was 52% and NSP-Minnesota was 48% at fault. At that point in the litigation, NSP-Minnesota was no longer involved in the case and was not present to make arguments about its role in the event. The specific issue leading to the fault apportionment was also not before the jury and not relevant to the outcome of the trial.
In January 2019, the DOC recommended that NSP-Minnesota refund $20 million of previously recovered purchased power costs to its customers, based on the jury’s apportionment of fault. The OAG recommended the MPUC withhold any decision until the underlying litigation by the insurance providers (currently under appeal) is concluded. The DOC subsequently filed comments agreeing with the OAG’s recommendation to withhold a decision pending the outcome of any appeals. NSP-Minnesota filed reply comments arguing that the DOC recommendations are without merit and that it acted prudently in operating the plant and its settlement with GE was reasonable.
MISO ROE Complaints — In November 2013 and February 2015, customers filed complaints against MISO TOs including NSP-Minnesota and NSP-Wisconsin. The first complaint argued for a reduction in the base ROE in MISO transmission formula rates from 12.38% to 9.15%, and removal of ROE adders (including those for RTO membership). The second complaint sought to reduce base ROE from 12.38% to 8.67%. In September 2016, the FERC issued an order granting a 10.32% base ROE (10.82% with the RTO adder) effective for the first complaint period of Nov. 12, 2013 to Feb. 11, 2015 and subsequent to the date of the order. The D.C. Circuit subsequently vacated and remanded FERC Opinion No. 531, which had established the ROE methodology on which the September 2016 FERC order was based.
In October 2018, the FERC issued a New England Transmission Owners base ROE order that addressed the D.C. Circuit’s actions on Opinion No. 531. Under a new proposed two step ROE approach, the FERC has indicated an intention to dismiss an ROE complaint if the existing ROE falls within the range of just and reasonable ROEs based on equal weighting of the DCF, CAPM, and Expected Earnings models. The FERC proposes that if necessary, it would then set a new ROE by averaging the results of these models plus a Risk Premium model.
With respect to the MISO TOs, the FERC subsequently made preliminary determinations in a November 2018 order that the MISO base ROE in effect for the first complaint period (12.38%) was outside the range of reasonableness, and should be reduced. The FERC indicated its preliminary analysis using the new ROE approach resulted in a base ROE of 10.28% for the first compliant period, compared to the previously ordered base ROE of 10.32%. A procedural schedule has been set for the first half of 2019, with the FERC expected to act no earlier than the second half of 2019. NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE.
Environmental
New and changing federal and state environmental mandates can create financial liabilities for NSP-Minnesota, which are normally recovered through the regulated rate process.
Site Remediation — Various federal and state environmental laws impose liability where hazardous substances or other regulated materials have been released to the environment. NSP-Minnesota may sometimes pay all or a portion of the cost to remediate sites where past activities of NSP-Minnesota’s predecessors or other parties have caused environmental contamination.

Environmental contingencies could arise from various situations, including sites of former MGPs; and third-party sites, such as landfills, for which NSP-Minnesota is alleged to have sent wastes to that site.
MGP, Landfill or Disposal Sites — NSP-Minnesota is currently investigating or remediating six MGP, landfill or other disposal sites sites across its service territories, and these activities will continue through at least 2019. NSP-Minnesota accrued $6 million as of Dec. 31, 2018, and $19 million as of Dec. 31, 2017 for these sites. There may be insurance recovery and/or recovery from other potentially responsible parties, offsetting some portion of costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2015, the EPA published the CCR Rule. Litigation was brought challenging the rule in the D.C. Circuit. Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. By the end of 2019, only three of NSP-Minnesota’s regulated ash units are expected to be in operation. NSP-Minnesota is conducting additional groundwater sampling and will evaluate whether corrective action is required at any CCR landfills or surface impoundments.
Until NSP-Minnesota completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows. In August 2018, the D.C. Circuit ruled that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. Litigation is ongoing regarding the deadline for closing or retrofitting these impoundments. The decision will require NSP-Minnesota to expedite closure plans for one impoundment in Minnesota (see ARO removal costs below) and will require the construction of a new impoundment, which is estimated to cost $6 million.
Federal CWA WOTUS Rule — In 2015, the EPA and Corps published a final rule that significantly broadened the scope of waters under the CWA that are subject to federal jurisdiction, referred to as “WOTUS”. The Rule has been subject to significant litigation and is currently stayed in a portion of the country. NSP-Minnesota cannot estimate potential impacts until the legal and administrative processes are finalized, but expects costs will be recoverable through regulatory mechanisms.
Federal CWA ELG — In 2015, the EPA issued a final ELG rule for power plants that discharge treated effluent to surface waters as well as utility-owned landfills that receive CCRs. In 2017, the EPA delayed the compliance date for flue gas desulfurization wastewater and bottom ash transport until November 2020. After 2020, NSP-Minnesota estimates that ELG compliance will cost approximately $10 million to complete. The EPA, however, is conducting a rulemaking process to potentially revise the effluent limitations and pretreatment standards, which may impact compliance costs. NSP-Minnesota anticipates these costs will be fully recoverable through regulatory mechanisms.
Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Minnesota estimates the likely cost for complying with impingement and entrainment requirements is approximately $39 million, to be incurred between 2019 and 2028. NSP-Minnesota believes six plants could be required by state regulators to make improvements to reduce impingement and entrainment. The exact total cost of the impingement and entrainment improvements is uncertain, but could be up to $194 million. NSP-Minnesota anticipates these costs will be fully recoverable through regulatory mechanisms.

AROs — AROs have been recorded for NSP-Minnesota’s assets. For nuclear assets, the ARO is associated with the decommissioning of the NSP-Minnesota nuclear generating plants, Monticello and PI.
Aggregate fair value of NSP-Minnesota’s legally restricted assets, for funding future nuclear decommissioning, was 2.1 billion for 2018 and 2017.
NSP-Minnesota’s AROs were as follows:

	Dec. 31, 2018
(Millions of Dollars)	Jan. 1, 2018	Amounts Settled (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2018 (c)
Electric
Nuclear	$1,873.6	$—	$94.7	$—	$1,968.3
Wind	94.1	—	4.3	6.5	104.9
Steam and other production	64.0	(6.6)	2.1	(10.3)	49.2
Distribution	5.8	—	0.2	8.5	14.5
Miscellaneous	1.9	—	—	(0.1)	1.8
Natural gas
Transmission and distribution	43.6	—	1.8	(7.2)	38.2
Miscellaneous	0.2	—	—	—	0.2
Common
Miscellaneous	0.7	—	0.1	—	0.8
Total liability	$2,083.9	$(6.6)	$103.2	$(2.6)	$2,177.9

(a)	Amounts settled related to asbestos abatement projects and closure of certain ash containment facilities.

(b)
In 2018, AROs were revised for changes in timing and estimates of cash flows. Changes in gas transmission and distribution AROs were mainly related to increased gas line mileage and number of services, which were more than offset by increased discount rates. Changes in electric distribution AROs primarily related to increased labor costs.

(c)	There were no ARO amounts incurred in 2018.

	Dec. 31, 2017
(Millions of Dollars)	Jan. 1, 2017	Amounts Settled (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2017 (c)
Electric
Nuclear	$2,249.3	$—	$113.8	$(489.5)	$1,873.6
Wind	90.1	—	4.0	—	94.1
Steam and other production	68.5	(4.9)	2.4	(2.0)	64.0
Distribution	5.6	—	0.2	—	5.8
Miscellaneous	1.8	—	0.1	—	1.9
Natural gas
Transmission and distribution	35.8	—	1.5	6.3	43.6
Miscellaneous	0.2	—	—	—	0.2
Common
Miscellaneous	1.3	(0.6)	—	—	0.7
Total liability	$2,452.6	$(5.5)	$122.0	$(485.2)	$2,083.9

(a)	Amounts settled related to asbestos abatement projects and closure of certain ash containment facilities.

(b)	In 2017, AROs were revised for changes in timing and estimates of cash flows. Nuclear AROs decreased due to updated assumptions in the nuclear triennial filing.

(c)	There were no ARO amounts incurred in 2017.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Minnesota’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2018. Therefore, an ARO has not been recorded for these facilities.

Removal Costs — NSP-Minnesota records a regulatory liability for the plant removal costs that are recovered currently in rates. These removal costs have accumulated based on varying rates as authorized by the appropriate regulatory entities. NSP-Minnesota has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Removal costs as of Dec. 31, 2018 and 2017 were $485 million and $442 million.
Nuclear Related
Nuclear Insurance — NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $14.1 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450.0 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.6 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government in case of a nuclear incident. NSP-Minnesota is subject to assessments of up to $137.6 million per reactor-incident for each of its three licensed reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $20.5 million per reactor-incident during any one year. These maximum assessment amounts are both subject to inflation adjustment by the NRC and state premium taxes. The NRC’s last adjustment was effective November 2018.
NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from NEIL and EMANI. The coverage limits are $2.3 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage, including the cost of replacement power during prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term. All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of approximately $18.0 million for business interruption insurance and $39.0 million for property damage insurance if losses exceed accumulated reserve funds.
Nuclear Fuel Disposal — NSP-Minnesota is responsible for temporarily storing spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available.
NSP-Minnesota owns temporary on-site storage facilities for spent fuel at its Monticello and PI nuclear plants, which consist of storage pools and dry cask facilities. The Monticello dry-cask storage facility currently stores all 30 of the authorized canisters. The PI dry-cask storage facility currently stores 44 of the 64 authorized casks. Monticello’s future spent fuel will continue to be placed in its spent fuel pool. The decommissioning plan addresses the disposition of spent fuel at the end of the licensed life.
Regulatory Plant Decommissioning Recovery — Decommissioning activities for NSP-Minnesota’s nuclear facilities are planned to begin at the end of each unit’s operating license and be completed by 2091. NSP-Minnesota’s current operating licenses allow continued use of its Monticello nuclear plant until 2030 and its PI nuclear plant until 2033 for Unit 1 and 2034 for Unit 2.
Future decommissioning costs of nuclear facilities are estimated through triennial periodic studies that assess the costs and timing of planned nuclear decommissioning activities for each unit.

The obligation for decommissioning is expected to be funded 100% by the external decommissioning trust fund. This cost study assumes the external decommissioning fund will earn an after-tax return between 5.23% and 6.30%. Realized and unrealized gains on fund investments are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Decommissioning costs are quantified in 2014 dollars. Escalation rates are 4.36% for plant removal activities and 3.36% for fuel management and site restoration activities.
NSP-Minnesota has accumulated $2.1 billion of assets held in external decommissioning trusts in 2018. The following table summarizes the funded status of NSP-Minnesota’s decommissioning obligation. Xcel Energy believes future decommissioning costs will continue to be recovered in customer rates. The following amounts were prepared on a regulatory basis and not directly recorded in the financial statements (ARO).

	Regulatory Basis
(Millions of Dollars)	2018	2017
Estimated decommissioning cost obligation from most recently approved study (in 2014 dollars)	$3,012.3	$3,012.3
Effect of escalating costs	538.9	395.7
Estimated decommissioning cost obligation (in current dollars)	3,551.2	3,408.0
Effect of escalating costs to payment date	7,654.3	7,797.5
Estimated future decommissioning costs (undiscounted)	11,205.5	11,205.5
Effect of discounting obligation (using average risk-free interest rate of 3.33% and 2.80% for 2018 and 2017, respectively)	(6,911.5)	(6,398.1)
Discounted decommissioning cost obligation	$4,294.0	$4,807.4
Assets held in external decommissioning trust	$2,054.7	$2,143.3
Underfunding of external decommissioning fund compared to the discounted decommissioning obligation	2,239.3	2,664.1
Calculations and data used by the regulator in approving NSP-Minnesota’s rates are useful in assessing future cash flows. Regulatory basis information is a means to reconcile amounts previously provided to the MPUC and utilized for regulatory purposes to amounts used for financial reporting.
Reconciliation of the discounted decommissioning cost obligation - regulated basis to the ARO recorded in accordance with GAAP:

(Millions of Dollars)	2018	2017
Discounted decommissioning cost obligation - regulated basis	$4,294.0	$4,807.4
Differences in discount rate and market risk premium	(1,446.4)	(1,402.8)
O&M costs not included for GAAP	(879.3)	(1,041.5)
ARO differences between 2017 and 2014 cost studies	—	(489.5)
Nuclear production decommissioning ARO - GAAP	$1,968.3	$1,873.6
Decommissioning expenses recognized as a result of regulation:

(Millions of Dollars)	2018	2017	2016
Annual decommissioning recorded as depreciation expense: (a) (b)	$20.4	$20.4	$20.4

(a)	Decommissioning expense does not include depreciation of the capitalized nuclear asset retirement costs.

(b)	Decommissioning expenses in 2018, 2017 and 2016 include Minnesota’s retail jurisdiction annual funding requirement of approximately $14.0 million.
The 2014 nuclear decommissioning filing approved in 2015 has been used for the regulatory presentation for 2018, 2017 and 2016. The most recent triennial filing was submitted in December 2017 and was approved by the MPUC. It became effective on Jan. 1, 2019 and continued the accrual previously approved in the MPUC order, dated October 2015 from the 2014 filing. The 2020 accrual will be set subsequent to a compliance filing that is expected to be submitted in July 2019.

Leases — NSP-Minnesota leases a variety of equipment and facilities. These leases, primarily for office space, railcars, generating facilities, natural gas pipeline transportation, vehicles, aircraft and power-operated equipment, are accounted for as operating leases.
Total expenses (including capacity payments) under operating lease obligations for NSP-Minnesota and the corresponding capacity payments for PPAs accounted for as operating leases for the year ended Dec. 31:

(Millions of Dollars)	2018	2017	2016
Total expense	$76.2	$76.9	$79.1
Capacity payments	62.5	62.7	63.4
Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases.
Future commitments under operating leases:

(Millions of Dollars)	Operating Leases	PPA (a) (b) Operating Leases	Total Operating Leases
2019	$13.5	$65.0	$78.5
2020	8.4	66.1	74.5
2021	8.4	67.1	75.5
2022	8.1	68.2	76.3
2023	7.3	69.3	76.6
Thereafter	36.0	143.5	179.5

(a)	Amounts do not include PPAs accounted for as executory contracts.

(b)	PPA operating leases contractually expire through 2026.
Non-Lease PPAs — NSP-Minnesota has entered into PPAs with other utilities and energy suppliers with expiration dates through 2039 for purchased power to meet system load and energy requirements, meet operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs accounted for as executory contracts also contain minimum energy purchase commitments.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on our financial results are mitigated through purchased energy cost recovery mechanisms.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $52.7 million, $84.1 million and $89.8 million in 2018, 2017 and 2016, respectively.
At Dec. 31, 2018, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2019	$54.0	$98.7
2020	54.6	109.4
2021	62.2	157.4
2022	61.3	172.9
2023	62.7	176.9
Thereafter	109.5	328.1
Total (b)	$404.3	$1,043.4

(a)	Excludes contingent energy payments for renewable energy PPAs.

(b)	Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2019 and 2037. NSP-Minnesota is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases for these contracts as of Dec. 31, 2018:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2019	$194.7	$127.1	$43.6	$107.4
2020	87.4	50.9	1.4	97.5
2021	52.0	99.0	1.4	95.6
2022	34.7	78.5	0.8	92.6
2023	35.1	99.4	—	82.8
Thereafter	3.5	337.1	—	320.7
Total (a)	$407.4	$792.0	$47.2	$796.6

(a)	Includes amounts allocated to NSP-Wisconsin through intercompany charges.
VIEs — Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. NSP-Minnesota has determined that certain IPPs are VIEs. NSP-Minnesota is not subject to risk of loss from the operations of these entities, and no significant financial support is required other than contractual payments for energy and capacity.
NSP-Minnesota evaluated each of these VIEs for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities.
NSP-Minnesota concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. NSP-Minnesota had approximately 1002 MW and 1,069 MW of capacity under long-term PPAs at Dec. 31, 2018 and 2017, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2027.
Other
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
The following table presents the guarantee issued and outstanding for NSP-Minnesota:

(Millions of Dollars)	Guarantor	Guarantee Amount	Current Exposure	Triggering Event
Guarantee of residual value of assets under the Bank of Tokyo-Mitsubishi Capital Corporation Equipment Leasing Agreement	NSP-Minnesota	$4.8	$—	(a)

(a)	Actual fair value of leased assets is less than the guaranteed residual value amount at the end of the lease term in 2019.

11.    Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31, 2018 and 2017:

	2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive (loss) income at Jan. 1	$(20.9)		$0.1	$(3.7)		$(24.5)
Other comprehensive (loss) income before reclassifications (net of taxes of $0, $0, and $0.3 respectively)	—		(0.1)	0.6		0.5
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.3, $0, and $0, respectively) (a)	0.7	(a)	—	—		0.7
Amortization of net actuarial loss (net of taxes of $0, $0, and $0.1, respectively)	—		—	0.2	(b)	0.2
Net current period other comprehensive income (loss)	0.7		(0.1)	0.8		1.4
Accumulated other comprehensive loss at Dec. 31	$(20.2)		$—	$(2.9)		$(23.1)

	2017
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Unrealized Gains and Losses on Marketable Securities	Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive (loss) income at Jan. 1	$(18.2)		$0.1	$(2.7)		$(20.8)
Other comprehensive (loss) income before reclassifications (net of taxes of $0, $0, and $0.1, respectively)	0.1		—	(0.5)		(0.4)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.6, $0, and $0, respectively)	0.9	(a)	—	—		0.9
Amortization of net actuarial loss (net of taxes of $0, $0, and $0.1, respectively)	—		—	0.1	(b)	0.1
Net current period other comprehensive income (loss)	1.0		—	(0.4)		0.6
Adoption of ASU No. 2018-02 (c)	(3.7)		—	(0.6)		(4.3)
Accumulated other comprehensive (loss) income at Dec. 31	$(20.9)		$0.1	$(3.7)		$(24.5)

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

(c)
In 2017, NSP-Minnesota implemented ASU No. 2018-02 related to the TCJA, which resulted in reclassification of certain credit balances within net accumulated other comprehensive loss to retained earnings.

12.    Segments and Related Information
Operating results from regulated electric utility and regulated natural gas utility are each separately and regularly reviewed by NSP-Minnesota’s chief operating decision maker. NSP-Minnesota evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
NSP-Minnesota has the following reportable segments:

•
Regulated Electric — The regulated electric utility segment generates electricity which is transmitted and distributed in Minnesota, North Dakota and South Dakota. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes NSP-Minnesota’s wholesale commodity and trading operations.

•	Regulated Natural Gas — The regulated natural gas utility segment transports, stores and distributes natural gas in portions of Minnesota and North Dakota.

•
All Other — Operating segments with revenues below the necessary quantitative thresholds are included in this category. Those primarily include appliance repair services, non-utility real estate activities and revenues associated with processing solid waste into refuse-derived fuel.

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

NSP-Minnesota’s segment information is as follows:

(Millions of Dollars)	2018	2017	2016
Regulated Electric
Operating revenues (a)	$4,508.0	$4,541.8	$4,404.6
Intersegment revenues	0.8	0.6	0.6
Total operating revenue	$4,508.8	$4,542.4	$4,405.2
Depreciation and amortization	697.8	661.3	554.3
Interest charges and financing costs	199.5	199.8	200.8
Income tax expense	16.4	179.9	215.5
Net income	450.4	462.5	465.4
Regulated Natural Gas
Operating revenues (a)	$583.1	$531.9	$467.4
Intersegment revenues	0.5	0.5	0.5
Total operating revenue	$583.6	$532.4	$467.9
Depreciation and amortization	43.3	38.7	41.8
Interest charges and financing costs	14.8	13.5	13.2
Income tax expense	10.2	10.0	12.0
Net income	34.2	28.4	18.3
All Other
Operating revenues (a)	$30.8	$28.3	$28.3
Depreciation and amortization	0.5	0.6	0.6
Interest charges and financing costs	—	—	—
Income tax expense	0.6	9.8	(3.0)
Net income	7.7	(0.8)	5.0

Consolidated Total
Total operating revenue	$5,123.2	$5,103.1	$4,901.4
Reconciling eliminations	(1.3)	(1.1)	(1.1)
Consolidated total revenue	$5,121.9	$5,102.0	$4,900.3
Depreciation and amortization	741.6	700.6	596.7
Interest charges and financing costs	214.3	213.3	214.0
Income tax expense	27.2	199.7	224.5
Net income	492.3	490.1	488.7

(a)
Operating revenues include $473.7 million, $490.2 million, and $475.5 million of intercompany revenue for the years ended Dec. 31, 2018, 2017 and 2016, respectively. See Note 13 for further information.

13. Related Party Transactions
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
Xcel Energy Inc., NSP-Minnesota, PSCo and SPS have established a utility money pool arrangement. See Note 5 for further information.
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

Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2018	2017	2016
Operating revenues:
Electric	$473.7	$490.2	$475.5
Operating expenses:
Purchased power	61.1	66.8	63.0
Transmission expense	96.8	110.5	107.5
Other operating expenses — paid to Xcel Energy Services Inc.	534.8	539.4	513.0
Interest expense	0.3	—	—
Accounts receivable and payable with affiliates at Dec. 31 were:

	2018		2017
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$11.0	$—	$17.8	$—
PSCo	—	17.9	—	7.7
SPS	—	4.7	—	1.0
Other subsidiaries of Xcel Energy Inc.	—	87.1	30.7	71.4
	$11.0	$109.7	$48.5	$80.1

14.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Millions of Dollars)	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Operating revenues	$1,310.8	$1,187.7	$1,351.8	$1,271.6
Operating income	171.4	150.1	259.5	135.5
Net income	111.7	92.4	201.2	87.0

	Quarter Ended
(Millions of Dollars)	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Operating revenues	$1,307.1	$1,164.9	$1,355.8	$1,274.2
Operating income (a)	182.5	173.1	339.7	187.4
Net income	94.2	87.7	229.0	79.3

(a)	In 2018, NSP-Minnesota implemented ASU No. 2017-07 related to net periodic benefit cost, which resulted in retrospective reclassification of pension costs from O&M expense to other income.
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A — Controls and Procedures
Disclosure Controls and Procedures
NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer and chief financial officer, allowing timely decisions regarding required disclosure.

As of Dec. 31, 2018, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the chief executive officer and chief financial officer, of the effectiveness of its disclosure controls and the procedures, the chief executive officer and chief financial officer have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
No change in NSP-Minnesota’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting. NSP-Minnesota maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Minnesota has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level. During the year and in preparation for issuing its report for the year ended Dec. 31, 2018 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.
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
Item 9B — Other Information
None.
PART III
Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted from this report for NSP-Minnesota in accordance with conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly-owned subsidiaries.
Item 10 — Directors, Executive Officers and Corporate Governance
Item 11 — Executive Compensation
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 — Certain Relationships and Related Transactions, and Director Independence
Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2019 Annual Meeting of Shareholders, which is incorporated by reference.
Item 14 — Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 1, 2019. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2018.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2018, 2017 and 2016.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2018, 2017 and 2016.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2018, 2017 and 2016.
Consolidated Balance Sheets — As of Dec. 31, 2018 and 2017.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2018, 2017 and 2016.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2018, 2017 and 2016.

3	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	000-31709	3.01
3.02	By-Laws of NSP-Minnesota as Amended and Restated on Jan. 25, 2019
4.01*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds, Supplemental Indentures between NSP-Minnesota and said Trustee
		Xcel Energy Inc. Form S-3 dated April 18, 2018	001-03034	4(b)(3)
4.02*	Supplemental Trust Indenture dated June 1, 1995, creating $250 million principal amount of 7.125% First Mortgage Bonds, Series due July 1, 2025	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	001-03034	4.11
4.03*	Supplemental Trust Indenture dated March 1, 1998, creating $150 million principal amount of 6.5% First Mortgage Bonds, Series due March 1, 2028	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	001-03034	4.12
4.04*	Supplemental Trust Indenture dated Aug. 1, 2000 (Assignment and Assumption of Trust Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	000-31709	4.51
4.05*	Indenture, dated July 1, 1999, between NSP-Minnesota and Norwest Bank Minnesota, NA, as Trustee, providing for the issuance of Sr. Debt Securities	Xcel Energy Inc. Form S-3 dated April 18, 2018	001-03034	4(b)(7)
4.06*	Supplemental Indenture, dated Aug. 18, 2000, supplemental to the Indenture dated July 1, 1999, among Xcel Energy, NSP-Minnesota and Wells Fargo Bank Minnesota, NA, as Trustee (Assignment and Assumption of Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	000-31709	4.63
4.07*	Supplemental Trust Indenture dated July 1, 2005 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $250 million principal amount of 5.25% First Mortgage Bonds, Series due July 15, 2035	NSP-Minnesota Form 8-K dated July 14, 2005	001-31387	4.01
4.08*	Supplemental Trust Indenture dated May 1, 2006 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $400 million principal amount of 6.25% First Mortgage Bonds, Series due June 1, 2036	NSP-Minnesota Form 8-K dated May 18, 2006	001-31387	4.01
4.09*	Supplemental Trust Indenture, dated June 1, 2007, between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee	NSP-Minnesota Form 8-K dated June 19, 2007	001-31387	4.01
4.10*	Supplemental Trust Indenture dated as of Nov. 1, 2009 between NSP-Minnesota and The Bank of New York Mellon Trust Co., NA, as successor Trustee, creating $300 million principal amount of 5.35% First Mortgage Bonds, Series due Nov. 1, 2039	NSP-Minnesota Form 8-K dated Nov. 16, 2009	001-31387	4.01
4.11*	Supplemental Trust Indenture dated as of Aug. 1, 2010 between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as successor Trustee, creating $250 million principal amount of 1.950% First Mortgage Bonds, Series due Aug. 15, 2015 and $250 million principal amount of 4.850% First Mortgage Bonds, Series due Aug. 15, 2040	NSP-Minnesota Form 8-K dated Aug. 4, 2010	001-31387	4.01
4.12*	Supplemental Trust Indenture dated as of Aug. 1, 2012 between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as successor Trustee, creating $300 million principal amount of 2.15% First Mortgage Bonds, Series due Aug. 15, 2022 and $500 million principal amount of 3.40% First Mortgage Bonds, Series due Aug. 15, 2042	NSP-Minnesota Form 8-K dated Aug. 13, 2012	001-31387	4.01
4.13*	Supplemental Trust Indenture dated as of May 1, 2013 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $400 million principal amount of 2.60% First Mortgage Bonds, Series due May 15, 2023	NSP-Minnesota Form 8-K dated May 20, 2013	001-31387	4.01
4.14*	Supplemental Trust Indenture dated as of May 1, 2014 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300 million principal amount of 4.125% First Mortgage Bonds, Series due May 15, 2044. (Exhibit 4.01 to NSP-Minnesota Form 8-K dated May 13, 2014 (file no. 001-31387))	NSP-Minnesota Form 8-K dated May 13, 2014	001-31387	4.01

4.15*	Supplemental Indenture dated as of Aug. 1, 2015 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300 million principal amount of 2.20% First Mortgage Bonds, Series due Aug. 15, 2020 and $300 million principal amount of 4.00% First Mortgage Bonds, Series due Aug. 15, 2045	NSP-Minnesota Form 8-K dated Aug. 11, 2015	001-31387	4.01
4.16*	Supplemental Trust Indenture dated as of May 1, 2016 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $350 million principal amount of 3.600% First Mortgage Bonds, Series due May 15, 2046	NSP-Minnesota Form 8-K dated May 31, 2016	001-31387	4.01
4.17*	Supplemental Indenture dated as of Sept. 1, 2017 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor trustee, creating $600 million principal amount of 3.60% First Mortgage Bonds, Series due Sept. 15, 2047	NSP-Minnesota Form 8-K dated Sept. 13, 2017	001-31387	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Amendment and Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.05
10.03*+	Xcel Energy Inc. Non-Employee Directors Deferred Compensation Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.08
10.04*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	001-03034	H-1
10.05*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.17
10.06*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	333-112033	10.01
10.07*+	First Amendment to Exhibit 10.02 dated Aug. 26, 2009	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	001-03034	10.06
10.08*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	001-03034	10.08
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	001-03034	Schedule 14A
10.10*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	001-03034	Schedule 14A
10.11*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	001-03034	Schedule 14A
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	001-03034	10.17
10.14*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	001-03034	10.18
10.15*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	001-03034	10.01
10.16*+	Fourth Amendment to Exhibit 10.02 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	001-03034	10.02
10.17*+	First Amendment to Exhibit 10.10 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	001-03034	10.21
10.18*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	001-03034	10.22
10.19*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Long-Term Incentive Award Agreement	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	001-03034	10.23
10.20*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2015	001-03034	Schedule 14A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 20, 2015	001-03034	10.02
10.22*+	Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 20, 2015	001-03034	10.03
10.23*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan Form of Award Agreement	Xcel Energy inc. Form 10-K for the year ended Dec. 31, 2015	001-03034	10.28
10.24*+	Xcel Energy Inc. Executive Annual Incentive Award Sub-plan pursuant to the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy inc. Form 10-K for the year ended Dec. 31, 2015	001-03034	10.29
10.25*+	Fifth Amendment Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	001-03034	10.01
10.26*	Second Amendment and Restated Credit Agreement, dated as of June 20, 2016 among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 20, 2016	001-03034	99.02
10.27*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy inc. Form 10-Q for the quarter ended Sept. 30, 2016	001-03034	10.01
10.28*+	Form of Xcel Energy, Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions under the Xcel Energy inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2016	001-03034	10.27

10.29*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	001-03034	10.1
10.30*+	Sixth Amendment to Exhibit 10.02 dated Feb. 22, 2018	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	001-03034	10.30
10.31*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	001-03034	10.01
10.32*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.34
10.33*+	Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.35
10.34*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.36
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholder’s Equity, (vi) Notes to Consolidated Financial Statements, (vii) document and entity information, and (viii) Schedule II.

SCHEDULE II
NSP-MINNESOTA AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DEC. 31

	Allowance for bad debts
(Millions of Dollars)	2018	2017	2016
Balance at Jan. 1	$21.3	$20.0	$20.8
Additions Charged to Costs and Expenses	16.2	15.7	15.0
Additions Charged to Other Accounts (a)	4.1	3.8	4.2
Deductions from Reserves (b)	(18.1)	(18.2)	(20.0)
Balance at Dec. 31	$23.5	$21.3	$20.0

(a)	Recovery of amounts previously written off.

(b)	Deductions relate primarily to bad debt write-offs.
Item 16 — Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 22, 2019	/s/ ROBERT C. FRENZEL
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

/s/ DAVID L. EVES
David L. Eves
Executive Vice President and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Minnesota has not sent, and does not expect to send, an annual report or proxy statement to its security holder.