Form 10-Q
period 2019-03-31
NORTHERN STATES POWER CO
filed 2019-04-26
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 26, 2019
Common Stock, $0.01 par value	1,000,000 shares
Northern States Power Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by Northern States Power Company, a Minnesota corporation (NSP-Minnesota). NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the SEC. This report should be read in its entirety.

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
OAG	Minnesota Office of the Attorney General
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
GUIC	Gas utility infrastructure cost rider
RDF	Renewable development fund
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ARAM	Average rate assumption method
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the United States Environmental Protection Agency regulating the management, storage and disposal of CCRs as nonhazardous waste
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
IPP	Independent power producing entity
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Purchased power agreement
PTC	Production tax credit
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VIE	Variable interest entity

Measurements
KV	Kilovolts
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2018, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; climate change and other weather, natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force and third party contractor factors.

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2019	2018
Operating revenues
Electric, non-affiliates	$958.6	$945.3
Electric, affiliates	120.1	117.0
Natural gas	264.0	241.4
Other	7.8	7.1
Total operating revenues	1,350.5	1,310.8

Operating expenses
Electric fuel and purchased power	391.9	407.8
Cost of natural gas sold and transported	174.4	155.3
Cost of sales — other	5.2	4.2
Operating and maintenance expenses	311.9	292.3
Conservation program expenses	32.5	30.8
Depreciation and amortization	197.7	181.5
Taxes (other than income taxes)	69.6	67.5
Total operating expenses	1,183.2	1,139.4

Operating income	167.3	171.4

Other income, net	1.5	0.2

Allowance for funds used during construction — equity	5.1	6.7

Interest charges and financing costs
Interest charges — includes other financing costs of $1.8 and $1.8, respectively	57.2	57.3
Allowance for funds used during construction — debt	(2.5)	(3.4)
Total interest charges and financing costs	54.7	53.9

Income before income taxes	119.2	124.4
Income taxes	6.0	12.7
Net income	$113.2	$111.7

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2019	2018
Net income	$113.2	$111.7

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $0.1 and $0, respectively	0.2	0.2
	0.2	0.2
Marketable securities:
Reclassification of gains to net income, net of tax of $0 and $(0.1), respectively	—	(0.1)

Other comprehensive income	0.2	0.1
Comprehensive income	$113.4	$111.8

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net income	$113.2	$111.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	199.0	183.0
Nuclear fuel amortization	30.5	30.8
Deferred income taxes	(14.6)	9.5
Amortization of investment tax credits	(0.3)	(0.4)
Allowance for equity funds used during construction	(5.1)	(6.7)
Net realized and unrealized hedging and derivative transactions	6.4	(1.0)
Changes in operating assets and liabilities:
Accounts receivable	(39.0)	(34.7)
Accrued unbilled revenues	49.2	76.1
Inventories	52.8	45.3
Other current assets	(30.2)	39.2
Accounts payable	(48.2)	(48.0)
Net regulatory assets and liabilities	54.7	74.1
Other current liabilities	18.0	34.8
Pension and other employee benefit obligations	(46.6)	(60.8)
Other, net	(9.1)	(18.8)
Net cash provided by operating activities	330.7	434.1

Investing activities
Utility capital/construction expenditures	(197.3)	(207.4)
Purchases investment securities	(304.7)	(184.5)
Proceeds from the sale of investment securities	299.6	179.5
Investments in utility money pool arrangement	(38.0)	(159.0)
Repayments from utility money pool arrangement	—	111.0
Other, net	(0.3)	(2.6)
Net cash used in investing activities	(240.7)	(263.0)

Financing activities
Repayments of short-term borrowings, net	(150.0)	(20.0)
Borrowings under utility money pool arrangement	31.0	69.0
Repayments under utility money pool arrangement	(31.0)	(154.0)
Capital contributions from parent	134.9	49.6
Dividends paid to parent	(82.8)	(98.7)
Net cash used in financing activities	(97.9)	(154.1)

Net change in cash and cash equivalents	(7.9)	17.0
Cash and cash equivalents at beginning of period	50.0	43.8
Cash and cash equivalents at end of period	$42.1	$60.8

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(68.2)	$(63.8)
Cash (paid) received for income taxes, net	(22.0)	48.2
Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$110.8	$37.5
Inventory transfers to property, plant and equipment	4.4	6.0
Operating lease right-of-use assets	444.2	—
Allowance for equity funds used during construction	5.1	6.7

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$42.1	$50.0
Accounts receivable, net	414.8	380.9
Accounts receivable from affiliates	16.1	11.0
Investments in utility money pool arrangement	38.0	—
Accrued unbilled revenues	221.0	270.3
Inventories	242.2	299.4
Regulatory assets	285.5	280.3
Derivative instruments	19.5	25.8
Prepaid taxes	19.1	—
Prepayments and other	38.0	28.9
Total current assets	1,336.3	1,346.6

Property, plant and equipment	13,593.0	13,541.7

Other assets
Nuclear decommissioning fund and other investments	2,291.4	2,107.2
Regulatory assets	1,294.3	1,454.1
Derivative instruments	6.9	17.0
Operating lease right-of-use assets	431.7	—
Other	8.6	3.3
Total other assets	4,032.9	3,581.6
Total assets	$18,962.2	$18,469.9

Liabilities and Equity
Current liabilities
Short-term debt	—	150.0
Accounts payable	405.8	393.6
Accounts payable to affiliates	49.8	109.7
Regulatory liabilities	279.0	262.4
Taxes accrued	307.1	230.1
Accrued interest	51.8	67.2
Dividends payable to parent	94.6	82.7
Derivative instruments	14.1	16.5
Customer deposits	44.3	53.7
Other	204.6	154.8
Total current liabilities	1,451.1	1,520.7

Deferred credits and other liabilities
Deferred income taxes	1,718.9	1,682.4
Deferred investment tax credits	20.7	21.1
Regulatory liabilities	1,969.5	1,984.7
Asset retirement obligations	2,204.5	2,177.9
Derivative instruments	105.8	112.2
Pension and employee benefit obligations	258.8	305.1
Operating lease liabilities	420.4	—
Other	112.4	155.5
Total deferred credits and other liabilities	6,811.0	6,438.9

Commitments and contingencies
Capitalization
Long-term debt	4,938.2	4,937.2
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at March 31, 2019 and Dec. 31, 2018, respectively	—	—
Additional paid in capital	3,794.2	3,624.2
Retained earnings	1,990.6	1,972.0
Accumulated other comprehensive loss	(22.9)	(23.1)
Total common stockholder’s equity	5,761.9	5,573.1
Total liabilities and equity	$18,962.2	$18,469.9
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2019 and 2018
Balance at Dec. 31, 2017	1,000,000	$—	$3,580.2	$1,919.9	$(24.5)	$5,475.6
Net income				111.7		111.7
Other comprehensive income					0.1	0.1
Common dividends declared to parent				(84.6)		(84.6)
Contribution of capital by parent			20.0			20.0
Balance at March 31, 2018	1,000,000	$—	$3,600.2	$1,947.0	$(24.4)	$5,522.8

Balance at Dec. 31, 2018	1,000,000	$—	$3,624.2	$1,972.0	$(23.1)	$5,573.1
Net income				113.2		113.2
Other comprehensive income					0.2	0.2
Common dividends declared to parent				(94.6)		(94.6)
Contribution of capital by parent			170.0			170.0
Balance at March 31, 2019	1,000,000	$—	$3,794.2	$1,990.6	$(22.9)	$5,761.9

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three months ended March 31, 2019 and 2018; and its cash flows for the three months ended March 31, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019. NSP-Minnesota is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
Recently Adopted
Leases — In 2016, the FASB issued Leases, Topic 842 (ASC Topic 842), which provides new accounting and disclosure guidance for leasing activities, most significantly requiring that operating leases be recognized on the balance sheet. NSP-Minnesota adopted the guidance on Jan. 1, 2019 utilizing the package of transition practical expedients provided by the new standard, including carrying forward prior conclusions on whether agreements existing before the adoption date contain leases and whether existing leases are operating or finance leases; ASC Topic 842 refers to capital leases as finance leases.

Specifically for land easement contracts, NSP-Minnesota has elected the practical expedient provided by ASU No. 2018-01 Leases: Land Easement Practical Expedient for Transition to Topic 842, and as a result, only those easement contracts entered on or after Jan. 1, 2019 will be evaluated to determine if lease treatment is appropriate.
NSP-Minnesota also utilized the transition practical expedient offered by ASU No. 2018-11 Leases: Targeted Improvements to implement the standard on a prospective basis. As a result, reporting periods in the consolidated financial statements beginning Jan. 1, 2019 reflect the implementation of ASC Topic 842, while prior periods continue to be reported in accordance with Leases, Topic 840 (ASC Topic 840). Other than first-time recognition of operating leases on its consolidated balance sheet, the implementation of ASC Topic 842 did not have a significant impact on NSP-Minnesota’s consolidated financial statements. Adoption resulted in recognition of approximately $0.5 billion of operating lease ROU assets and current/noncurrent operating lease liabilities. See Note 9 for leasing disclosures.

3.	Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$438.4	$404.4
Less allowance for bad debts	(23.6)	(23.5)
	$414.8	$380.9

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$177.4	$176.3
Fuel	57.5	88.5
Natural gas	7.3	34.6
	$242.2	$299.4

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Property, plant and equipment
Electric plant	$17,821.5	$17,749.3
Natural gas plant	1,477.4	1,475.5
Common and other property	815.5	803.1
Construction work in progress	664.6	615.1
Total property, plant and equipment	20,779.0	20,643.0
Less accumulated depreciation	(7,590.0)	(7,454.8)
Nuclear fuel	2,851.3	2,770.4
Less accumulated amortization	(2,447.3)	(2,416.9)
	13,593.0	$13,541.7

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	17
Maximum amount outstanding	—	143
Weighted average interest rate, computed on a daily basis	N/A	1.96%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$500	$500
Amount outstanding at period end	—	150
Average amount outstanding	121	38
Maximum amount outstanding	317	198
Weighted average interest rate, computed on a daily basis	2.72%	2.08%
Weighted average interest rate at period end	N/A	2.97
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2019 and Dec. 31, 2018, there were $39 million and $37 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
At March 31, 2019, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$500	$39	$461

(a)	This credit facility expires in June 2021.

(b)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2019 and Dec. 31, 2018.
Bilateral Credit Agreement — On March 28, 2019 NSP-Minnesota entered into a one year uncommitted bilateral credit agreement for up to $75 million. This facility is limited in use to support letters of credit, and is in addition to the $500 million facility shown in the table above. As of March 31, 2019 there were no outstanding letters of credit that this agreement was supporting.
5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consists of the following:

	Three Months Ended March 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$326.9	$149.6	$6.9	$483.4
Commercial and industrial	467.5	108.8	—	576.3
Other	8.3	—	0.9	9.2
Total retail	802.7	258.4	7.8	1,068.9
Wholesale	46.9	—	—	46.9
Transmission	60.4	—	—	60.4
Interchange	120.1	—	—	120.1
Other	4.8	1.0	—	5.8
Total revenue from contracts with customers	1,034.9	259.4	7.8	1,302.1
Alternative revenue and other	43.8	4.6	—	48.4
Total revenues	$1,078.7	$264.0	$7.8	$1,350.5

	Three Months Ended March 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$311.1	$131.7	$6.3	$449.1
Commercial and industrial	468.0	96.9	0.1	565.0
Other	9.8	—	0.7	10.5
Total retail	788.9	228.6	7.1	1,024.6
Wholesale	46.4	—	—	46.4
Transmission	54.8	—	—	54.8
Interchange	117.0	—	—	117.0
Other	11.5	2.2	—	13.7
Total revenue from contracts with customers	1,018.6	230.8	7.1	1,256.5
Alternative revenue and other	43.7	10.6	—	54.3
Total revenues	$1,062.3	$241.4	$7.1	$1,310.8

6.    Income Taxes
Except to the extent noted below, Note 7 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Three Months Ended March 31
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.1	7.1
Increases (decreases) in tax from:
Wind PTCs	(14.4)	(17.0)
Regulatory differences (a)	(8.2)	(0.1)
Other tax credits and allowances (net)	(1.3)	(1.5)
Other (net)	0.8	0.7
Effective income tax rate	5.0%	10.2%

(a)
Regulatory differences for income tax purposes primarily include the average rate assumption method (ARAM), ARAM deferral and AFUDC - Equity. ARAM is a method to flow back excess deferred taxes to customers. ARAM has been deferred when regulatory treatment has not been established. As Xcel Energy received direction from its regulatory commissions regarding the return of excess deferred taxes to customers, the ARAM deferral was reversed. This resulted in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	October 2019
2014 - 2016	September 2020
2017	September 2021
In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of March 31, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In the fourth quarter of 2018, the IRS began an audit of tax years 2014 - 2016. As of March 31, 2019 no adjustments have been proposed.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2019, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.

Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$12.2	$11.6
Unrecognized tax benefit — Temporary tax positions	5.2	5.3
Total unrecognized tax benefit	$17.4	$16.9
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(14.0)	$(12.7)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $8.7 million and $7.3 million at March 31, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal audit progress and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $13.7 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Payable for interest related to unrecognized tax benefits at beginning of period	$(1.2)	$(0.9)
Interest expense related to unrecognized tax benefits	(0.1)	(0.3)
Payable for interest related to unrecognized tax benefits at end of period	$(1.3)	$(1.2)
No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2019 or Dec. 31, 2018.

7.	Fair Value of Financial Assets and Liabilities
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
Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs. The investments in commingled funds may be redeemed for NAV with proper notice. Private equity commingled fund investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate commingled funds investments may be redeemed with proper notice, however, withdrawals may be delayed or discounted as a result of fund illiquidity.
Investments in debt securities — Fair values for debt securities are determined by a third party pricing service using recent trades and observable spreads from benchmark interest rates for similar securities.
Interest rate derivatives — The fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options generally utilize observable forward prices and volatilities, as well as observable pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements relate to delivery locations for which pricing is relatively unobservable, or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated, and may result in Level 3 classification.
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
Unrealized gains for the nuclear decommissioning fund were $553.4 million and $450.1 million as of March 31, 2019 and Dec. 31, 2018, respectively, and unrealized losses were $15.3 million and $44.8 million as of March 31, 2019 and Dec. 31, 2018, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$35.7	$35.7	$—	$—	$—	$35.7
Commingled funds	774.5	—	—	—	937.4	937.4
Debt securities	483.5	—	463.7	15.8	—	479.5
Equity securities	406.8	786.0	—	—	—	786.0
Total	$1,700.5	$821.7	$463.7	$15.8	$937.4	$2,238.6

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $52.8 million of rabbi trust assets and miscellaneous investments.

	Dec 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3 (b)	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24.3	$24.3	$—	$—	$—	$24.3
Commingled funds	758.1	79.2	—	—	819.1	898.3
Debt securities	465.6	—	435.6	—	—	435.6
Equity securities	401.4	696.5	—	—	—	696.5
Total	$1,649.4	$800.0	$435.6	$—	$819.1	$2,054.7

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $52.5 million of rabbi trust assets and miscellaneous investments.

(b)	For the year ended Dec. 31, 2018, there were no Level 3 nuclear decommissioning fund investments.
For the three months ended March 31, 2019 and 2018 there was no transfer of amounts between levels.

Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2019:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$1.3	$110.7	$246.8	$120.7	$479.5
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	March 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$0.4	$0.4	$—	$—	$0.4
Mutual funds	10.8	11.7	—	—	11.7
Total	$11.2	$12.1	$—	$—	$12.1

	Dec. 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$0.4	$0.4	$—	$—	$0.4
Mutual funds	10.8	10.7	—	—	10.7
Total	$11.2	$11.1	$—	$—	$11.1

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
At March 31, 2019, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.
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
At March 31, 2019, NSP-Minnesota had no commodity contracts designated as cash flow hedges, and there were no net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses or related amounts expected to be reclassified into earnings during the next 12 months.
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2019	Dec. 31, 2018
MWh of electricity	50.6	56.8
MMBTU of natural gas	35.7	42.7

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
As of March 31, 2019, seven of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $38.6 million or 49% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $16.1 million or 20% of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Seven of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended March 31, 2019
Other derivative instruments
Electric commodity	$—	$5.3
Natural gas commodity	—	0.9
Total	$—	$6.2

Three Months Ended March 31, 2018
Other derivative instruments
Electric commodity	$—	$(4.3)
Natural gas commodity	—	0.9
Total	$—	$(3.4)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.3	(a)	$—		$—
Total	$0.3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.5	(b)
Electric commodity	—		0.7	(c)	—
Natural gas commodity	—		0.2	(d)	(1.3)	(d)
Total	$—		$0.9		$(0.8)

Three Months Ended March 31, 2018
Derivatives designated as cash flow hedges
Interest rate	$0.2	(a)	$—		$—
Total	$0.2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$2.7	(b)
Electric commodity	—		2.2	(c)	—
Natural gas commodity	—		(0.5)	(d)	(0.4)	(d)
Total	$—		$1.7		$2.3

(a)	Amounts are recorded to interest charges.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2019 and 2018.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At March 31, 2019 and Dec. 31, 2018, less than $1.0 million of derivative instruments were in a liability position with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had less than $1.0 million of collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2019 and Dec. 31, 2018.

Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$0.2	$23.2	$13.0	$36.4	$(22.1)	$14.3	$1.1	$27.1	$2.2	$30.4	$(16.0)	$14.4
Electric commodity	—	—	5.2	5.2	—	5.2	—	—	10.5	10.5	(0.1)	10.4
Natural gas commodity	—	—	—	—	—	—	—	1.0	—	1.0	—	1.0
Total current derivative assets	$0.2	$23.2	$18.2	$41.6	$(22.1)	19.5	$1.1	$28.1	$12.7	$41.9	$(16.1)	25.8
PPAs (b)						—						—
Current derivative instruments						$19.5						$25.8
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$0.1	$32.3	$—	$32.4	$(25.5)	$6.9	$—	$25.3	$5.0	$30.3	$(13.4)	$16.9
Total noncurrent derivative assets	$0.1	$32.3	$—	$32.4	$(25.5)	6.9	$—	$25.3	$5.0	$30.3	$(13.4)	16.9
PPAs (b)						—						0.1
Noncurrent derivative instruments						$6.9						$17.0

	March 31, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$14.2	$16.3	$30.5	$(30.3)	$0.2	$1.4	$23.9	$1.7	$27.0	$(24.5)	$2.5
Electric commodity	—	—	—	—	—	—	—	—	0.1	0.1	(0.1)	—
Total current derivative liabilities	$—	$14.2	$16.3	$30.5	$(30.3)	0.2	$1.4	$23.9	$1.8	$27.1	$(24.6)	2.5
PPAs (b)						13.9						14.0
Current derivative instruments						$14.1						$16.5
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$1.0	$14.2	$12.0	$27.2	$6.0	$33.2	$0.1	$16.0	$1.6	$17.7	$17.9	$35.6
Total noncurrent derivative liabilities	$1.0	$14.2	$12.0	$27.2	$6.0	33.2	$0.1	$16.0	$1.6	$17.7	$17.9	35.6
PPAs (b)						72.6						76.6
Noncurrent derivative instruments						$105.8						$112.2

(a)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2019 and Dec. 31, 2018. At both March 31, 2019 and Dec. 31, 2018, derivative assets and liabilities include $31.5 million of obligations to return cash collateral. At March 31, 2019 and Dec. 31, 2018, derivative assets and liabilities include the rights to reclaim cash collateral of $8.1 million and $8.7 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Balance at Jan. 1	$14.2	$22.7
Settlements	(3.4)	(1.9)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(18.5)	2.2
Net losses recognized as regulatory assets and liabilities	(2.4)	(9.5)
Balance at March 30	$(10.1)	$13.5

(a)	These amounts relate to commodity derivatives held at the end of the period.
NSP-Minnesota recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2019 and 2018.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,938.2	$5,400.3	$4,937.2	$5,230.9
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2019 and Dec. 31, 2018, and given the observability of the inputs, the fair values presented for long-term debt were assigned as Level 2.
8. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6.4	$6.9	$—	$0.1
Interest cost (a)	9.3	8.8	0.8	0.8
Expected return on plan assets (a)	(13.6)	(14.5)	—	(0.1)
Amortization of prior service (credit) cost (a)	—	—	(0.8)	(0.8)
Amortization of net loss (a)	7.5	9.6	0.4	0.6
Net periodic benefit cost	9.6	10.8	0.4	0.6
Costs not recognized due to the effects of regulation	(1.2)	(2.7)	—	—
Net benefit cost recognized for financial reporting	$8.4	$8.1	$0.4	$0.6

(a)
The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $47 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2019.
9. Commitments and Contingencies
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
In 2018, NSP-Minnesota and SMMPA reached a settlement with GE. NSP-Minnesota has notified the MPUC of its proposal to refund the GE settlement proceeds back to customers through the fuel clause adjustment. The insurance providers continued their litigation against GE and the case went to trial. In 2018, GE prevailed in the lawsuit with the insurance companies, however, the jury found comparable fault, finding that GE was 52% and NSP-Minnesota was 48% at fault. At that point in the litigation, NSP-Minnesota was no longer involved in the case and was not present to make arguments about its role in the event. The specific issue leading to the fault apportionment was also not before the jury and not relevant to the outcome of the trial.
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
In March 2019, MPUC approved NSP-Minnesota’s proposal to refund the GE settlement proceeds back to customers through the FCA. It also decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of the pending litigation between GE and NSP-Minnesota’s insurers.

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
In October 2018, the FERC issued an ROE order that addressed the D.C. Circuit’s actions. Under a new proposed two step ROE approach, the FERC indicated an intention to dismiss an ROE complaint if the existing ROE falls within the range of just and reasonable ROEs based on equal weighting of the Discounted Cash Flows, Capital Asset Pricing Model, and Expected Earnings models. The FERC proposed that if necessary, it would then set a new ROE by averaging the results of these models plus a Risk Premium model.
The FERC subsequently made preliminary determinations in a November 2018 order that the MISO TO’s base ROE in effect for the first complaint period (12.38%) was outside the range of reasonableness, and should be reduced. The FERC indicated its preliminary analysis using the new ROE approach resulted in a base ROE of 10.28% for the first complaint period, compared to the previously ordered base ROE of 10.32%. FERC ordered additional briefings on the new methodology, which were filed in February and April 2019. The FERC is expected to act no earlier than the second half of 2019. NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE.
On March 21, 2019, FERC announced a NOI seeking public comments on whether, and if so how, to revise ROE policies in light of the D.C. Circuit Court decision. FERC also initiated a NOI on whether to revise its policies on incentives for electric transmission investments, including the RTO membership incentive. Initial comments on both NOIs are due in June 2019, with reply comments due in July 2019. No final FERC action is expected before the second half of 2019.
Environmental
MGP, Landfill or Disposal Sites — NSP-Minnesota is currently investigating or remediating six MGP, landfill or other disposal sites across its service territories, and these activities will continue through at least 2020. NSP-Minnesota accrued $6.7 million and $6.2 million as of March 31, 2019 and Dec. 31, 2018, respectively, for these sites. There may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of the costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2015, the United States Environmental Protection Agency published the CCR Rule. Litigation was brought challenging the rule in the D.C. Circuit. Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. By the end of 2019, only three of NSP-Minnesota’s regulated ash units are expected to be in operation. NSP-Minnesota is conducting additional groundwater sampling, initiating the assessment of corrective measures as required by the CCR Rule, and will evaluate whether corrective action is required at any CCR landfills or surface impoundments.

Until NSP-Minnesota completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
Leases
NSP-Minnesota evaluates a variety of contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. Under ASC Topic 842, adopted by NSP-Minnesota on Jan. 1, 2019, a contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine if the arrangement is a finance lease.
ROU assets represent NSP-Minnesota's rights to use leased assets. Starting in 2019, the present value of future operating lease payments are recognized in other current liabilities and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.
Most of NSP-Minnesota’s leases do not contain a readily determinable discount rate, and therefore the present value of future lease payments is calculated using the estimated incremental borrowing rate for similar borrowing periods. NSP-Minnesota has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments to the lessor, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	March 31, 2019
PPAs	$372.1
Other	72.1
Gross operating lease ROU assets	444.2
Accumulated amortization	(12.5)
Net operating lease ROU assets	$431.7
Given the impacts of accounting for regulated operations, and the resulting recognition of periodic expense at the amounts recovered in customer rates, cash expenditures for operating leases are consistent with recognized lease expense.
Components of lease expense:

(Millions of Dollars)	Three Months Ended March 31, 2019
Operating leases
PPA capacity payments	$15.3
Other operating leases (a)	2.3
Total operating lease expense (b)	$17.6

(a)	Includes short-term lease expense of $0.4 million.

(b)
PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

NSP-Minnesota expects to purchase the Mankato Energy Center facility in mid-2019 , subject to regulatory approvals.  NSP-Minnesota currently receives energy and capacity from part of the facility, Mankato Energy Center, LLC (Mankato 1), under a PPA expiring in 2026.  Prior to the purchase transaction, NSP-Minnesota also expects to receive energy and capacity from Mankato Energy Center II, LLC (Mankato 2), an expansion of the facility, under a 20 year PPA set to start when operational in approximately June 2019.

Though NSP-Minnesota expects to terminate these PPAs upon the purchase, operating lease commitments and discounted amounts in the consolidated balance sheet as of March 31, 2019 are reflective of PPA capacity payments totaling $294 million (undiscounted) for Mankato 1.  As Mankato 2 is not yet available for use, NSP-Minnesota has not recognized a lease related to $625 million of PPA capacity payments (undiscounted) on Mankato 2.
Future commitments under operating leases as of March 31, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$48.9	$5.8	$54.7
2020	66.1	7.9	74.0
2021	67.1	8.0	75.1
2022	68.2	11.9	80.1
2023	69.3	7.0	76.3
Thereafter	143.5	51.8	195.3
Total minimum obligation	463.1	92.4	555.5
Interest component of obligation	(61.8)	(18.9)	(80.7)
Present value of minimum obligation	$401.3	$73.5	474.8
Less current portion			(54.4)
Noncurrent operating lease liabilities			$420.4

Weighted-average discount rate			4.2%
Weighted-average remaining lease term in years			7.5

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2026.
Future commitments under operating leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$65.0	$13.5	$78.5
2020	66.1	8.4	74.5
2021	67.1	8.4	75.5
2022	68.2	8.1	76.3
2023	69.3	7.3	76.6
Thereafter	143.5	36.0	179.5

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2026.
Variable Interest Entities
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated IPP.
NSP-Minnesota had approximately 1,002 MW of capacity under long-term PPAs at March 31, 2019 and Dec. 31, 2018, with entities that have been determined to be VIEs. NSP-Minnesota concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2027.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20.2)	$—	$(2.9)	$(23.1)
Losses reclassified from net accumulated other comprehensive loss
Interest rate derivatives (net of taxes of $0.1, $0 and $0) (a)	0.2	—	—	0.2
Net current period other comprehensive income	0.2	—	—	0.2
Accumulated other comprehensive loss at March 31	$(20.0)	$—	$(2.9)	$(22.9)

	Three Months Ended March 31, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20.9)	$0.1	$(3.7)	$(24.5)
Other comprehensive (loss) income before reclassifications (net of taxes of $0, $(0.1) and $0)	—	(0.1)	—	(0.1)
Losses reclassified from net accumulated other comprehensive loss
Interest rate derivatives (net of taxes of $0.1, $0 and $0) (a)	0.2	—	—	0.2
Net current period other comprehensive income	0.2	(0.1)	—	0.1
Accumulated other comprehensive loss at March 31	$(20.7)	$—	$(3.7)	$(24.4)

(a)	Included in interest charges.
11. Segment Information
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
Certain costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators across each segment. In addition, a general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.
NSP-Minnesota’s segment information for the three months ended March 31:

(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues (a)	$1,078.7	$1,062.3
Intersegment revenues	0.1	0.2
Total revenue	1,078.8	1,062.5
Net income	82.9	85.7
Regulated Natural Gas
Operating revenues (b)	$264.0	$241.4
Intersegment revenues	0.3	0.2
Total revenue	264.3	241.6
Net income	28.7	25.4
All Other
Operating revenues	$7.8	$7.1
Intersegment revenues	—	—
Total revenue	7.8	7.1
Net gain	1.6	0.6
Consolidated Total
Operating revenues (a)(b)	$1,350.9	$1,311.2
Intersegment revenues	(0.4)	(0.4)
Total revenue	1,350.5	1,310.8
Net income	113.2	111.7

(a)	Operating revenues include $120.1 million and $117.0 million of affiliate electric revenue for the three months ended March 31, 2019 and 2018.

(b)	Operating revenues includes an immaterial amount of affiliate gas revenue for the three months ended March 31, 2019 and 2018.
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Discussion of financial condition and liquidity for NSP-Minnesota is omitted per conditions set forth in general instructions H(1)(a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in general instructions H(2)(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).
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
Results of Operations
NSP-Minnesota’s net income was approximately $113.2 million for the first quarter of 2019, compared with approximately $111.7 million for the same period of 2018. The increase in earnings, driven by higher electric margins due to a step rate increase in Minnesota, impacts of tax reform regulatory outcomes in North and South Dakota (approximately $5 million) and favorable weather, was offset by increased O&M expenses and depreciation expense.
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
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Electric revenues	$1,078.7	$1,062.3
Electric fuel and purchased power	(391.9)	(407.8)
Electric margin	$686.8	$654.5
Changes in electric margin:

(Millions of Dollars)	2019 vs. 2018
Regulatory rate outcomes (Minnesota, North and South Dakota)	$17.8
Non-fuel riders	12.0
Interchange agreement billings with NSP-Wisconsin	5.1
Conservation program revenue (offset by expenses)	4.2
Estimated impact of weather (net of Minnesota decoupling)	3.4
Wholesale transmission margin	2.3
Timing of TCJA regulatory decisions (offset in income tax)	(13.8)
Other (net)	1.3
Total increase in electric margin	$32.3

Natural Gas Margin
Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Natural gas revenues	$264.0	$241.4
Cost of natural gas sold and transported	(174.4)	(155.3)
Natural gas margin	$89.6	$86.1
Changes in natural gas margin:

(Millions of Dollars)	2019 vs. 2018
Estimated impact of weather	$3.9
Infrastructure rider	2.5
Conservation program revenue (offset by expenses)	(2.0)
Other (net)	(0.9)
Total increase in natural gas margin	$3.5
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $19.6 million, or 6.7%, for the first quarter of 2019. Increase was driven by distribution costs, business systems expenses, nuclear plant operations and employee benefit expenses. Distribution expenses were higher due to storms, labor and overtime. Business system costs increased as a result of service delivery and network costs. Nuclear plant operations expenses were primarily attributable to higher Nuclear Regulatory Commission fees.

Depreciation and Amortization — Depreciation and amortization expense increased $16.2 million, or 8.9%, for the first quarter of 2019. Increase was primarily driven by capital expenditures due to planned system investments and amortization of certain regulatory assets.
Income Taxes — Income tax expense decreased $6.7 million for the first quarter of 2019. Decrease was primarily driven by an increase in plant-related regulatory differences related to ARAM (net of deferrals). This was partially offset by a decrease in wind PTCs.
The ETR was 5.0% for the first quarter of 2019 compared with 10.2% for the same period in 2018. The lower ETR in 2019 is primarily due to the items referenced above. See Note 6 to the consolidated financial statements for further information.
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
Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
NSP-Minnesota (MPUC)
TCR	Electric	$98	November 2017	Pending	Reflects the revenue requirements for 2018 and a true-up for 2017 and is based on a proposed ROE of 10%. The MPUC decision is expected during the second quarter of 2019.
2018 GUIC	Natural Gas	$23	November 2017	Pending	Proposed ROE of 10%. The MPUC decision is expected during the second quarter of 2019.
2019 GUIC	Natural Gas	$29	November 2018	Pending	Proposed ROE of 10.25%. Timing of the MPUC decision is uncertain.
RES	Electric	$23	November 2017	Pending	Reflects the revenue requirements for 2018, 2017 true-up and a proposed ROE of 10%. The MPUC decision is expected in the second quarter of 2019.
See Rate Matters within Note 9 to the consolidated financial statements for further information.
NSP-Minnesota — Mankato Energy Center Acquisition — In November 2018, NSP-Minnesota reached an agreement with Southern Power Company to purchase the 760 MW natural gas combined cycle Mankato Energy Center for approximately $650 million. NSP-Minnesota currently purchases the energy and capacity of this facility through a PPA. The asset acquisition is anticipated to close in mid-2019 subject to regulatory approvals from the MPUC, NDPSC, FERC and DOJ. The DOC requested additional modeling runs, but indicated consensus with the level of savings. Two intervenors (Sierra Club and OAG) oppose the transaction. The acquisition is projected to provide net customer savings of approximately $50 million to $150 million over the life of the plant. See Note 10 leasing disclosures for further information.

NSP-Minnesota — Wind Repowering Acquisition — In December 2018, NSP-Minnesota filed with the MPUC to acquire the Jeffers and Community Wind North wind farms from Longroad Energy. The wind farms will have approximately 70 MW of capacity after being repowered. The repowering is expected to be completed by December 2020 to qualify for the 100% PTC benefit. The acquisition is projected to provide customer savings of approximately $7 million over the life of the wind farms. The cost of the acquisition is approximately $135 million, pending MPUC approval. The DOC filed initial comments and were not supportive of the acquisition, pending additional information and a signed purchase and sales agreement. NSP-Minnesota filed additional information that we believe will address DOC concerns.

Public Utility Regulation
Except to the extent noted below and in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 1 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Minnesota State Right-Of-First Refusal (ROFR) Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line from near Mankato, Minnesota to Winnebago, Minnesota. The project was estimated by MISO to cost $108 million and was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute. The complaint challenged the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. It is uncertain when a decision will be rendered.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 for further information. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of Xcel Energy’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated herein by reference.
Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 23% of its 2019 and approximately 54% of its 2020 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 31% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
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

As of March 31, 2019, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
No changes in NSP-Minnesota’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
NSP-Minnesota is involved in various litigation matters that are being defended and handled in the ordinary course of business. Assessment of whether a loss is probable or is a reasonable possibility, and whether a loss or a range of loss is estimable, often involves a series of complex judgments regarding future events. Management maintains accruals for losses that are probable of being incurred and subject to reasonable estimation. Management may be unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to when (1) damages sought are indeterminate, (2) proceedings are in the early stages or (3) matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. See Note 9 to the consolidated financial statements and Part I Item 2 for further information.
Item 1A — RISK FACTORS
NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2018, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	000-31709	3.01
3.02*	By-Laws of NSP-Minnesota as Amended and Restated on Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	001-31387	3.02
10.01*+	Brett Carter’s Sign-On Bonus Terms	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2019	001-03034	10.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

April 26, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)