Form 10-Q
period 2019-06-30
NORTHERN STATES POWER CO
filed 2019-08-01
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-31387	41-1967505
(Commission File Number)	(I.R.S. Employer Identification No.)

(Registrant, State of Incorporation or Organization, Address of Principal Executive Officers and Telephone Number)
Northern States Power Company
Minnesota

414 Nicollet Mall

Minneapolis	Minnesota	55401

612	330-5500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 1, 2019
Common Stock, $0.01 par value	1,000,000 shares
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

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
OAG	Minnesota Office of the Attorney General
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ACE	Affordable Clean Energy
APM	Alternative payment models
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the United States Environmental Protection Agency regulating the management, storage and disposal of CCRs as nonhazardous waste
CT	Combustion turbine
DCF	Discounted cash flow
DR	Demand response
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
IPP	Independent power producing entity
LIUNA	Laborers’ International Union of North America
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Purchased power agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right of first refusal
ROU	Right-of-use
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency

TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VIE	Variable interest entity
Measurements
KV	Kilovolts
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Operating revenues
Electric, non-affiliates	$981.0	$979.0	$1,939.6	$1,924.3
Electric, affiliates	116.2	117.4	236.3	234.4
Natural gas	79.4	83.1	343.5	324.5
Other	8.4	8.2	16.1	15.3
Total operating revenues	1,185.0	1,187.7	2,535.5	2,498.5

Operating expenses
Electric fuel and purchased power	404.4	416.5	796.3	824.3
Cost of natural gas sold and transported	33.9	36.8	208.3	192.1
Cost of sales — other	5.4	4.6	10.6	8.9
Operating and maintenance expenses	305.5	309.2	617.4	601.5
Conservation program expenses	25.6	27.5	58.1	58.3
Depreciation and amortization	197.5	178.7	395.1	360.1
Taxes (other than income taxes)	65.4	64.3	135.0	131.8
Total operating expenses	1,037.7	1,037.6	2,220.8	2,177.0

Operating income	147.3	150.1	314.7	321.5

Other (expense) income, net	(1.3)	(2.2)	0.2	(2.0)

Allowance for funds used during construction — equity	5.5	6.9	10.6	13.6

Interest charges and financing costs
Interest charges — includes other financing costs of $1.8, $1.8, $3.6 and $3.6, respectively	56.9	56.8	114.1	114.1
Allowance for funds used during construction — debt	(3.0)	(3.4)	(5.5)	(6.8)
Total interest charges and financing costs	53.9	53.4	108.6	107.3

Income before income taxes	97.6	101.4	216.9	225.8
Income taxes	1.7	9.0	7.8	21.7
Net income	$95.9	$92.4	$209.1	$204.1

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income	$95.9	$92.4	$209.1	$204.1

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $0	—	—	—	0.2

Derivative instruments:
Reclassification of losses to net income, net of tax of $0.1, $0.1, $0.1 and $0.1, respectively	0.2	0.2	0.4	0.3

Marketable securities:
Reclassification of gains to net income, net of tax of $0, $0, $0 and $(0.1), respectively	—	—	—	(0.1)

Other comprehensive income	0.2	0.2	0.4	0.4
Comprehensive income	$96.1	$92.6	$209.5	$204.5

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income	$209.1	$204.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	398.1	363.3
Nuclear fuel amortization	58.1	62.3
Deferred income taxes	(5.8)	41.2
Amortization of investment tax credits	(0.7)	(0.8)
Allowance for equity funds used during construction	(10.6)	(13.6)
Net realized and unrealized hedging and derivative transactions	6.5	(1.5)
Changes in operating assets and liabilities:
Accounts receivable	55.9	(16.0)
Accrued unbilled revenues	37.8	31.4
Inventories	17.5	44.1
Other current assets	(23.7)	59.7
Accounts payable	(32.0)	(31.7)
Net regulatory assets and liabilities	(100.4)	43.8
Other current liabilities	(76.6)	(105.7)
Pension and other employee benefit obligations	(46.7)	(59.4)
Other, net	(12.5)	(17.7)
Net cash provided by operating activities	474.0	603.5

Investing activities
Utility capital/construction expenditures	(522.7)	(426.2)
Purchases of investment securities	(488.1)	(367.2)
Proceeds from the sale of investment securities	477.9	357.0
Investments in utility money pool arrangement	(219.0)	(627.0)
Repayments from utility money pool arrangement	219.0	627.0
Other, net	(0.4)	(2.1)
Net cash used in investing activities	(533.3)	(438.5)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	44.0	(20.0)
Borrowings under utility money pool arrangement	99.0	131.0
Repayments under utility money pool arrangement	(49.0)	(154.0)
Capital contributions from parent	134.9	49.6
Dividends paid to parent	(177.4)	(183.3)
Net cash provided by (used in) financing activities	51.5	(176.7)

Net change in cash and cash equivalents	(7.8)	(11.7)
Cash and cash equivalents at beginning of period	50.0	43.8
Cash and cash equivalents at end of period	$42.2	$32.1

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(105.5)	$(101.0)
Cash (paid) received for income taxes, net	(42.6)	64.2
Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$107.8	$50.3
Inventory transfers to property, plant and equipment	9.6	10.4
Operating lease right-of-use assets	628.5	—
Allowance for equity funds used during construction	10.6	13.7

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$42.2	$50.0
Accounts receivable, net	320.4	380.9
Accounts receivable from affiliates	20.4	11.0
Accrued unbilled revenues	232.5	270.3
Inventories	272.4	299.4
Regulatory assets	299.1	280.3
Derivative instruments	42.2	25.8
Prepaid taxes	21.3	—
Prepayments and other	29.3	28.9
Total current assets	1,279.8	1,346.6

Property, plant and equipment	13,730.4	13,541.7

Other assets
Nuclear decommissioning fund and other investments	2,354.1	2,107.2
Regulatory assets	1,248.9	1,454.1
Derivative instruments	6.6	17.0
Operating lease right-of-use assets	601.5	—
Other	9.5	3.3
Total other assets	4,220.6	3,581.6
Total assets	$19,230.8	$18,469.9

Liabilities and Equity
Current liabilities
Short-term debt	$194.0	$150.0
Borrowings under utility money pool arrangement	50.0	—
Accounts payable	394.0	393.6
Accounts payable to affiliates	73.0	109.7
Regulatory liabilities	164.0	262.4
Taxes accrued	186.7	230.1
Accrued interest	66.6	67.2
Dividends payable to parent	95.3	82.7
Derivative instruments	24.2	16.5
Customer deposits	54.3	53.7
Other	225.3	154.8
Total current liabilities	1,527.4	1,520.7

Deferred credits and other liabilities
Deferred income taxes	1,758.8	1,682.4
Deferred investment tax credits	20.4	21.1
Regulatory liabilities	1,962.1	1,984.7
Asset retirement obligations	2,231.5	2,177.9
Derivative instruments	105.6	112.2
Pension and employee benefit obligations	260.3	305.1
Operating lease liabilities	566.3	—
Other	91.6	155.5
Total deferred credits and other liabilities	6,996.6	6,438.9

Commitments and contingencies
Capitalization
Long-term debt	4,939.3	4,937.2
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at June 30, 2019 and Dec. 31, 2018, respectively	—	—
Additional paid in capital	3,799.0	3,624.2
Retained earnings	1,991.2	1,972.0
Accumulated other comprehensive loss	(22.7)	(23.1)
Total common stockholder’s equity	5,767.5	5,573.1
Total liabilities and equity	$19,230.8	$18,469.9
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2019 and 2018
Balance at March 31, 2018	1,000,000	$—	$3,600.2	$1,947.0	$(24.4)	$5,522.8
Net income				92.4		92.4
Other comprehensive income					0.2	0.2
Dividends declared to parent				(88.7)		(88.7)
Balance at June 30, 2018	1,000,000	$—	$3,600.2	$1,950.7	$(24.2)	$5,526.7

Balance at March 31, 2019	1,000,000	$—	$3,794.2	$1,990.6	$(22.9)	$5,761.9
Net income				95.9		95.9
Other comprehensive income					0.2	0.2
Dividends declared to parent				(95.3)		(95.3)
Contribution of capital by parent			4.8			4.8
Balance at June 30, 2019	1,000,000	$—	$3,799.0	$1,991.2	$(22.7)	$5,767.5

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2019 and 2018
Balance at Dec. 31, 2017	1,000,000	$—	$3,580.2	$1,919.9	$(24.6)	$5,475.5
Net income				204.1		204.1
Other comprehensive income					0.4	0.4
Dividends declared to parent				(173.3)		(173.3)
Contribution of capital by parent			20.0			20.0
Balance at June 30, 2018	1,000,000	$—	$3,600.2	$1,950.7	$(24.2)	$5,526.7

Balance at Dec. 31, 2018	1,000,000	$—	$3,624.2	$1,972.0	$(23.1)	$5,573.1
Net income				209.1		209.1
Other comprehensive income					0.4	0.4
Dividends declared to parent				(189.9)		(189.9)
Contribution of capital by parent			174.8			174.8
Balance at June 30, 2019	1,000,000	$—	$3,799.0	$1,991.2	$(22.7)	$5,767.5

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and six months ended June 30, 2019 and 2018; and its cash flows for the six months ended June 30, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. NSP-Minnesota is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

3.	Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$340.1	$404.4
Less allowance for bad debts	(19.7)	(23.5)
	$320.4	$380.9

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$179.2	$176.3
Fuel	81.4	88.5
Natural gas	11.8	34.6
	$272.4	$299.4

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Property, plant and equipment
Electric plant	$17,913.4	$17,749.3
Natural gas plant	1,493.9	1,475.5
Common and other property	826.7	803.1
Construction work in progress	835.6	615.1
Total property, plant and equipment	21,069.6	20,643.0
Less accumulated depreciation	(7,723.9)	(7,454.8)
Nuclear fuel	2,859.6	2,770.4
Less accumulated amortization	(2,474.9)	(2,416.9)
	$13,730.4	$13,541.7

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$250	$250
Amount outstanding at period end	50	—
Average amount outstanding	2	17
Maximum amount outstanding	50	143
Weighted average interest rate, computed on a daily basis	2.41%	1.96%
Weighted average interest rate at period end	2.41	N/A

Commercial Paper — Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$500	$500
Amount outstanding at period end	194	150
Average amount outstanding	67	38
Maximum amount outstanding	226	198
Weighted average interest rate, computed on a daily basis	2.54%	2.08%
Weighted average interest rate at period end	2.52	2.97

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2019 and Dec. 31, 2018, there were $19 million and $37 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
At June 30, 2019, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$500	$213	$287

(a)	This credit facility expires in June 2024.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2019 and Dec. 31, 2018.
Bilateral Credit Agreement — In March 2019 NSP-Minnesota entered into a one year uncommitted bilateral credit agreement. This facility is limited in use to support letters of credit.
As of June 30, 2019, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$23	$52

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consists of the following:

	Three Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$288.1	$40.9	$7.1	$336.1
Commercial and industrial	519.5	32.0	—	551.5
Other	7.6	—	1.3	8.9
Total retail	815.2	72.9	8.4	896.5
Wholesale	53.1	—	—	53.1
Transmission	55.3	—	—	55.3
Interchange	116.2	—	—	116.2
Other	3.9	1.8	—	5.7
Total revenue from contracts with customers	1,043.7	74.7	8.4	1,126.8
Alternative revenue and other	53.5	4.7	—	58.2
Total revenues	$1,097.2	$79.4	$8.4	$1,185.0

	Three Months Ended June 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$311.1	$42.4	$6.7	$360.2
Commercial and industrial	514.7	33.4	—	548.1
Other	8.6	—	1.5	10.1
Total retail	834.4	75.8	8.2	918.4
Wholesale	42.0	—	—	42.0
Transmission	60.0	—	—	60.0
Interchange	117.4	—	—	117.4
Other	6.1	3.3	—	9.4
Total revenue from contracts with customers	1,059.9	79.1	8.2	1,147.2
Alternative revenue and other	36.5	4.0	—	40.5
Total revenues	$1,096.4	$83.1	$8.2	$1,187.7

	Six Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$615.0	$190.5	$14.0	$819.5
Commercial and industrial	987.0	140.8	—	1,127.8
Other	15.9	—	2.1	18.0
Total retail	1,617.9	331.3	16.1	1,965.3
Wholesale	100.0	—	—	100.0
Transmission	115.7	—	—	115.7
Interchange	236.3	—	—	236.3
Other	8.7	2.9	—	11.6
Total revenue from contracts with customers	2,078.6	334.2	16.1	2,428.9
Alternative revenue and other	97.3	9.3	—	106.6
Total revenues	$2,175.9	$343.5	$16.1	$2,535.5

	Six Months Ended June 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$622.2	$174.1	$13.0	$809.3
Commercial and industrial	982.7	130.3	0.1	1,113.1
Other	18.4	—	2.2	20.6
Total retail	1,623.3	304.4	15.3	1,943.0
Wholesale	88.4	—	—	88.4
Transmission	114.7	—	—	114.7
Interchange	234.4	—	—	234.4
Other	17.6	5.5	—	23.1
Total revenue from contracts with customers	2,078.4	309.9	15.3	2,403.6
Alternative revenue and other	80.3	14.6	—	94.9
Total revenues	$2,158.7	$324.5	$15.3	$2,498.5

6.    Income Taxes
Except to the extent noted below, Note 7 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

The following table reconciles the difference between the statutory rate and the ETR:

	Six Months Ended June 30
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.1	7.1
Increases (decreases) in tax from:
Wind PTCs	(15.9)	(17.1)
Plant regulatory differences (a)	(8.0)	(0.7)
Other tax credits and allowances (net)	(1.2)	(1.3)
Other (net)	0.6	0.6
Effective income tax rate	3.6%	9.6%

(a)
Regulatory differences for income tax primarily relate to the flow back of excess deferred taxes to customers through the average rate assumption method and the impact of allowance for funds used during construction - equity. Year-to-date variations primarily relates to the deferral of the flow back of excess deferred taxes in 2018, as a result of pending regulatory decisions. Treatment of most tax reform items was established prior to the first quarter of 2019, resulting in a reduction in deferred amounts. Income tax benefits associated with the flow back of excess deferred credits are offset by corresponding revenue reductions.

Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	June 2020
2014 - 2016	September 2020
2017	September 2021

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of June 30, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of June 30 2019 no adjustments have been proposed.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2019, NSP-Minnesota’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$12.8	$11.6
Unrecognized tax benefit — Temporary tax positions	5.1	5.3
Total unrecognized tax benefit	$17.9	$16.9

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(14.6)	$(12.7)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $9.3 million and $7.3 million at June 30, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $13.7 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2019 or Dec. 31, 2018.

7.	Fair Value of Financial Assets and Liabilities
Fair Value Measurements
The accounting guidance for fair value measurements and disclosures provides a single definition of fair value, hierarchical framework for measuring assets and liabilities and requires disclosure about assets and liabilities measured at fair value.
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
Non-Derivative Fair Value Measurements
The Nuclear Regulatory Commission requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning these facilities. The fund contains cash equivalents, debt securities, equity securities and other investments. NSP-Minnesota uses the MPUC approved investment targets by asset class for the qualified trust.
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
Unrealized gains for the nuclear decommissioning fund were $606.3 million and $450.1 million as of June 30, 2019 and Dec. 31, 2018, respectively, and unrealized losses were $15.0 million and $44.8 million as of June 30, 2019 and Dec. 31, 2018, respectively.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$27.2	$27.2	$—	$—	$—	$27.2
Commingled funds	801.7	—	—	—	987.7	987.7
Debt securities	484.7	—	473.0	14.4	—	487.4
Equity securities	396.3	797.8	1.1	—	—	798.9
Total	$1,709.9	$825.0	$474.1	$14.4	$987.7	$2,301.2

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $52.9 million of rabbi trust assets and miscellaneous investments.

	Dec 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24.3	$24.3	$—	$—	$—	$24.3
Commingled funds	758.1	79.2	—	—	819.1	898.3
Debt securities	465.6	—	435.6	—	—	435.6
Equity securities	401.4	696.5	—	—	—	696.5
Total	$1,649.4	$800.0	$435.6	$—	$819.1	$2,054.7

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $52.5 million of rabbi trust assets and miscellaneous investments.
For the three and six months ended June 30, 2019 and 2018 there was no transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2019:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$1.4	$121.6	$224.9	$139.5	$487.4

Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	June 30, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$0.4	$0.4	$—	$—	$0.4
Mutual funds	10.9	12.1	—	—	12.1
Total	$11.3	$12.5	$—	$—	$12.5

	Dec. 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$0.4	$0.4	$—	$—	$0.4
Mutual funds	10.8	10.7	—	—	10.7
Total	$11.2	$11.1	$—	$—	$11.1

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
Derivative Instruments Fair Value Measurements
NSP-Minnesota enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates, utility commodity prices and vehicle fuel prices.
Interest Rate Derivatives — NSP-Minnesota enters into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes.
At June 30, 2019, accumulated other comprehensive loss related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.
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
NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded as other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
At June 30, 2019, NSP-Minnesota had no commodity contracts designated as cash flow hedges.no
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2019	Dec. 31, 2018
MWh of electricity	102.6	56.8
MMBtu of natural gas	43.2	42.7

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
As of June 30, 2019, seven of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $43.9 million or 49% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $18.8 million or 21% of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Nine of these significant counterparties are municipal or cooperative electric entities, or other utilities.
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2019
Other derivative instruments
Electric commodity	$—	$15.6
Natural gas commodity	—	(0.2)
Total	$—	$15.4

Six Months Ended June 30, 2019
Other derivative instruments
Electric commodity	$—	$(0.5)
Natural gas commodity	—	(0.3)
Total	$—	$(0.8)

Three Months Ended June 30, 2018
Other derivative instruments
Electric commodity	$—	$24.3
Total	$—	$24.3

Six Months Ended June 30, 2018
Other derivative instruments
Electric commodity	$—	$(5.6)
Natural gas commodity	—	0.8
Total	$—	$(4.8)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.3	(a)	$—		$—
Total	$0.3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$1.6	(b)
Total	$—		$—		$1.6

Six Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.5	(a)	$—		$—
Total	$0.5		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(1.2)	(b)
Electric commodity	—		0.8	(c)	—
Natural gas commodity	—		0.2	(d)	(1.3)	(d)
Total	$—		$1.0		$(2.5)
Three Months Ended June 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$0.3	(a)	$—		$—
Total	$0.3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$2.3	(b)
Electric commodity	—		1.1	(c)	—
Total	$—		$1.1		$2.3

Six Months Ended June 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$0.5	(a)	$—		$—
Total	$0.5		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$9.0	(b)
Electric commodity	—		3.3	(c)	—
Natural gas commodity	—		(0.5)	(d)	(0.4)	(d)
Total	$—		$2.8		$8.6

(a)	Amounts are recorded to interest charges.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2019 and 2018.
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At June 30, 2019 and Dec. 31, 2018, $5.8 million and less than $1.0 million of derivative instruments were in a liability position with such underlying contract provisions, respectively, with no offsetting positions or posted collateral.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2019 and Dec. 31, 2018.
Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$1.0	$50.7	$19.1	$70.8	$(43.4)	$27.4	$1.1	$27.1	$2.2	$30.4	$(16.0)	$14.4
Electric commodity	—	—	15.3	15.3	(1.0)	14.3	—	—	10.5	10.5	(0.1)	10.4
Natural gas commodity	—	0.5	—	0.5	—	0.5	—	1.0	—	1.0	—	1.0
Total current derivative assets	$1.0	$51.2	$34.4	$86.6	$(44.4)	42.2	$1.1	$28.1	$12.7	$41.9	$(16.1)	25.8
PPAs (b)						—						—
Current derivative instruments						$42.2						$25.8
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$0.8	$43.2	$0.1	$44.1	$(37.6)	$6.5	$—	$25.3	$5.0	$30.3	$(13.4)	$16.9
Total noncurrent derivative assets	$0.8	$43.2	$0.1	$44.1	$(37.6)	6.5	$—	$25.3	$5.0	$30.3	$(13.4)	16.9
PPAs (b)						0.1						0.1
Noncurrent derivative instruments						$6.6						$17.0

	June 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1.4	$44.4	$14.7	$60.5	$(50.2)	$10.3	$1.4	$23.9	$1.7	$27.0	$(24.5)	$2.5
Electric commodity	—	—	1.0	1.0	(1.0)	—	—	—	0.1	0.1	(0.1)	—
Total current derivative liabilities	$1.4	$44.4	$15.7	$61.5	$(51.2)	10.3	$1.4	$23.9	$1.8	$27.1	$(24.6)	2.5
PPAs (b)						13.9						14.0
Current derivative instruments						$24.2						$16.5
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$0.7	$29.0	$12.8	$42.5	$(6.1)	$36.4	$0.1	$16.0	$1.6	$17.7	$17.9	$35.6
Total noncurrent derivative liabilities	$0.7	$29.0	$12.8	$42.5	$(6.1)	36.4	$0.1	$16.0	$1.6	$17.7	$17.9	35.6
PPAs (b)						69.2						76.6
Noncurrent derivative instruments						$105.6						$112.2

(a)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2019 and Dec. 31, 2018. At both June 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include $31.5 million of obligations to return cash collateral. At June 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include the rights to reclaim cash collateral of $6.8 million and $8.7 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30
(Millions of Dollars)	2019	2018
Balance at April 1	$(10.0)	$13.5
Purchases	16.7	26.4
Settlements	(3.1)	(5.2)
Net transactions recorded during the period:
Gains (losses) gains recognized in earnings (a)	7.0	(2.6)
Net losses recognized as regulatory assets and liabilities	(4.6)	(4.1)
Balance at June 30	$6.0	$28.0
	Six Months Ended June 30
	2019	2018
Balance at Jan. 1	$14.3	$22.7
Purchases	16.7	26.4
Settlements	(6.4)	(7.1)
Net transactions recorded during the period:
Losses recognized in earnings (a)	(11.6)	(0.4)
Net losses recognized as regulatory assets and liabilities	(7.0)	(13.6)
Balance at June 30	$6.0	$28.0

(a)	These amounts relate to commodity derivatives held at the end of the period.
NSP-Minnesota recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2019 and 2018.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,939.3	$5,598.1	$4,937.2	$5,230.9

Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6.3	$6.9	$—	$0.1
Interest cost (a)	9.3	8.8	0.8	0.8
Expected return on plan assets (a)	(13.6)	(14.5)	—	(0.1)
Amortization of prior service cost (credit) (a)	—	—	(0.8)	(0.8)
Amortization of net loss (a)	7.6	9.6	0.4	0.6
Net periodic benefit cost	9.6	10.8	0.4	0.6
Costs not recognized due to the effects of regulation	(1.5)	(3.0)	—	—
Net benefit cost recognized for financial reporting	$8.1	$7.8	$0.4	$0.6

	Six Months Ended June 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$12.7	$14.0	$0.1	$0.1
Interest cost (a)	18.5	17.6	1.6	1.5
Expected return on plan assets (a)	(27.1)	(29.1)	(0.1)	(0.2)
Amortization of prior service (credit) cost (a)	(0.1)	—	(1.5)	(1.5)
Amortization of net loss (a)	15.1	19.2	0.7	1.2
Net periodic benefit cost	19.1	21.7	0.8	1.1
Costs not recognized due to the effects of regulation	(2.7)	(5.9)	—	—
Net benefit cost recognized for financial reporting	$16.4	$15.8	$0.8	$1.1

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

9. Commitments and Contingencies
Legal
NSP-Minnesota is involved in various litigation matters in the ordinary course of business. The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Management maintains accruals for losses probable of being incurred and subject to reasonable estimation. Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to, when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Minnesota’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
Rate Matters
Sherco — In NSP-Minnesota’s 2013 fuel reconciliation filing, the MPUC made recovery of replacement power costs associated with the 2011 incident at its Sherco Unit 3 plant provisional and subject to further review following conclusion of litigation commenced by NSP-Minnesota, SMMPA (Co-owner of Sherco Unit 3) and insurance companies against GE.
In 2018, NSP-Minnesota and SMMPA reached a settlement with GE. NSP‑Minnesota has notified the MPUC of its proposal to refund the GE settlement proceeds back to customers through the FCA. The insurance providers continued their litigation against GE and the case went to trial. In 2018, GE prevailed in the lawsuit with the insurance companies, however, the jury found comparable fault, finding that GE was 52% and NSP‑Minnesota was 48% at fault. At that point in the litigation, NSP-Minnesota was no longer involved in the case and was not present to make arguments about its role in the event. The specific issue leading to the fault apportionment was also not before the jury and not relevant to the outcome of the trial.
In January 2019, the DOC recommended that NSP-Minnesota refund $20 million of previously recovered purchased power costs to its customers, based on the jury’s apportionment of fault. The OAG recommended the MPUC withhold any decision until the underlying litigation by the insurance providers (currently under appeal) is concluded. The DOC subsequently agreed with the OAG’s recommendation to withhold a decision pending the outcome of any appeals. NSP-Minnesota filed reply comments arguing that the DOC recommendations are without merit and that it acted prudently in operating the plant and its settlement with GE was reasonable.
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
In October 2018, the FERC issued an ROE order that addressed the D.C. Circuit’s actions. Under a new proposed two step ROE approach, the FERC indicated an intention to dismiss an ROE complaint if the existing ROE falls within the range of just and reasonable ROEs based on equal weighting of the DCF, APM, and Expected Earnings models. The FERC proposed that if necessary, it would then set a new ROE by averaging the results of these models plus a Risk Premium model.
The FERC subsequently made preliminary determinations in a November 2018 order that the MISO TO’s base ROE in effect for the first complaint period (12.38%) was outside the range of reasonableness, and should be reduced. The FERC indicated its preliminary analysis using the new ROE approach resulted in a base ROE of 10.28% for the first complaint period, compared to the previously ordered base ROE of 10.32%. NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE, pending further FERC action as early as the second half of 2019.
On March 21, 2019, FERC announced a NOI seeking public comments on whether, and if so how, to revise ROE policies in light of the D.C. Circuit Court decision. FERC also initiated a NOI on whether to revise its policies on incentives for electric transmission investments, including the RTO membership incentive. Initial comments on both NOIs are due in June 2019, with reply comments due in the third quarter of 2019. No final FERC action is expected before the second half of 2019.
Environmental
MGP, Landfill or Disposal Sites — NSP-Minnesota is currently investigating or remediating six MGP, landfill or other disposal sites across its service territories.
NSP-Minnesota has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of the costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste.
Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. By the end of 2019, only three of NSP-Minnesota’s regulated ash units are expected to be in operation. NSP-Minnesota is conducting groundwater sampling, and where appropriate, initiating the assessment of corrective measures and evaluating whether corrective action is required at any CCR landfills or surface impoundments.
Until NSP-Minnesota completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.

Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. Under ASC Topic 842, adopted by NSP-Minnesota on Jan. 1, 2019, a contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine if the arrangement is a finance lease.
ROU assets represent NSP-Minnesota's rights to use leased assets. Starting in 2019, the present value of future operating lease payments are recognized in other current liabilities and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.
Most of NSP-Minnesota’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is calculated using the estimated incremental borrowing rate (weighted-average of 3.8%). NSP-Minnesota has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	June 30, 2019
PPAs	$556.3
Other	72.2
Gross operating lease ROU assets	628.5
Accumulated amortization	(27.0)
Net operating lease ROU assets	$601.5

Components of lease expense:

(Millions of Dollars)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases
PPA capacity payments	$15.9	$31.2
Other operating leases (a)	2.3	4.6
Total operating lease expense (b)	$18.2	$35.8

(a)	Includes short-term lease expense of $0.4 million for three months ended June 30, 2019 and $0.8 million for six months ended June 30, 2019.

(b)
PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

NSP-Minnesota has requested regulatory approval to purchase the MEC in the third quarter of 2019. NSP-Minnesota currently receives energy and capacity from MEC under PPAs expiring in 2026 and 2039. Pending its expected purchase by NSP-Minnesota, operating lease liabilities at June 30, 2019 currently include a present value of $428 million for PPA capacity payments.

Future commitments under operating leases as of June 30, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$46.3	$3.9	$50.2
2020	93.5	7.9	101.4
2021	94.9	8.0	102.9
2022	96.4	11.9	108.3
2023	97.9	7.0	104.9
Thereafter	219.3	51.8	271.1
Total minimum obligation	648.3	90.5	738.8
Interest component of obligation	(76.6)	(18.1)	(94.7)
Present value of minimum obligation	$571.7	$72.4	644.1
Less current portion			(77.8)
Noncurrent operating lease liabilities			$566.3

Weighted-average remaining lease term in years			7.2

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2026.
Future commitments under operating leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$65.0	$13.5	$78.5
2020	66.1	8.4	74.5
2021	67.1	8.4	75.5
2022	68.2	8.1	76.3
2023	69.3	7.3	76.6
Thereafter	143.5	36.0	179.5

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2026.
Variable Interest Entities
Under certain PPAs, NSP-Minnesota purchases power from IPPs and is required to reimburse the IPPs for fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated IPP.
NSP-Minnesota had approximately 1,347 MW and 1,002 MW of capacity under long-term PPAs at June 30, 2019 and Dec. 31, 2018, respectively, with entities that have been determined to be VIEs. NSP-Minnesota concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that significantly impact the entities’ economic performance. These agreements have various expiration dates through 2027.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(20.0)	$—	$(2.9)	$(22.9)	$(20.7)	$—	$(3.7)	$(24.4)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $0, $0, $0.1, $0 and $0, respectively) (a)	0.2	—	—	0.2	0.2	—	—	0.2
Net current period other comprehensive income	0.2	—	—	0.2	0.2	—	—	0.2
Accumulated other comprehensive loss at June 30	$(19.8)	$—	$(2.9)	$(22.7)	$(20.5)	$—	$(3.7)	$(24.2)

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive income (loss) at Jan. 1	$(20.2)	$—	$(2.9)	$(23.1)	$(20.9)	$0.1	$(3.8)	$(24.6)
Losses (gains) reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $0, $0, $0.1, $(0.1) and $0, respectively) (a)	0.4	—	—	0.4	0.4	(0.1)	—	0.3
Amortization of net actuarial loss (net of taxes of $0) (b)	—	—	—	—	—	—	0.1	0.1
Net current period other comprehensive income	0.4	—	—	0.4	0.4	(0.1)	0.1	0.4
Accumulated other comprehensive loss at June 30	$(19.8)	$—	$(2.9)	$(22.7)	$(20.5)	$—	$(3.7)	$(24.2)

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs.
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

Asset and capital expenditure information is not provided for NSP-Minnesota’s reportable segments because as an integrated electric and natural gas utility, NSP-Minnesota operates significant assets that are not dedicated to a specific business segment, and reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis.Certain costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators across each segment.

In addition, a general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising. NSP-Minnesota’s segment information for the three and six months ended June 30:

	Three Months Ended June 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues (a)	$1,097.2	$1,096.4
Intersegment revenues	0.2	0.1
Total revenue	1,097.4	1,096.5
Net income	93.9	88.9
Regulated Natural Gas
Operating revenues (b)	$79.4	$83.1
Intersegment revenues	0.2	0.1
Total revenue	79.6	83.2
Net income	0.3	0.4
All Other
Operating revenues	$8.4	$8.2
Net gain	1.7	3.1
Consolidated Total
Operating revenues (a)(b)	$1,185.4	$1,187.9
Reconciling eliminations	(0.4)	(0.2)
Total revenues	$1,185.0	$1,187.7
Net income	95.9	92.4

(a)	Operating revenues include $116.2 million and $117.4 million of affiliate electric revenue for the three months ended June 30, 2019 and 2018.

(b)	Operating revenues includes an immaterial amount of affiliate gas revenue for the three months ended June 30, 2019 and 2018.

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues (a)	$2,175.9	$2,158.7
Intersegment revenues	0.3	0.3
Total revenue	2,176.2	2,159.0
Net income	176.8	174.6
Regulated Natural Gas
Operating revenues (b)	$343.5	$324.5
Intersegment revenues	0.5	0.3
Total revenue	344.0	324.8
Net income	29.0	25.8
All Other
Operating revenues	$16.1	$15.3
Net gain	3.3	3.7
Consolidated Total
Operating revenues (a)(b)	$2,536.3	$2,499.1
Reconciling eliminations	(0.8)	(0.6)
Total revenues	$2,535.5	$2,498.5
Net income	209.1	204.1

(a)	Operating revenues include $236.3 million and $234.4 million of affiliate electric revenue for the six months ended June 30, 2019 and 2018.

(b)	Operating revenues includes an immaterial amount of affiliate gas revenue for the six months ended June 30, 2019 and 2018.
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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as electric margin, natural gas margin and ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP. NSP-Minnesota’s management uses non-GAAP measures for financial planning and analysis, for reporting of results, in determining performance-based compensation, and communicating its earnings outlook to analysts and investors.
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
Results of Operations
NSP-Minnesota’s net income was approximately $209.1 million for 2019 year-to-date, compared with approximately $204.1 million for the same period of 2018. The increase in year-to-date earnings primarily reflects higher electric margins driven by rate case outcomes, partially offset by increased depreciation and O&M expenses.
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
Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Electric revenues	$2,175.9	$2,158.7
Electric fuel and purchased power	(796.3)	(824.3)
Electric margin	$1,379.6	$1,334.4
Changes in electric margin:

(Millions of Dollars)	2019 vs. 2018
Regulatory rate outcomes (Minnesota, North and South Dakota)	$35.6
Non-fuel riders	17.0
Interchange agreement billings with NSP-Wisconsin	7.0
Wholesale transmission margin	6.3
Conservation program revenue (offset by expenses)	5.1
Timing of TCJA regulatory decisions (offset in income tax)	(24.7)
Estimated impact of weather, net of Minnesota decoupling	(3.2)
Other (net)	2.1
Total increase in electric margin	$45.2
Natural Gas Margin
Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Natural gas revenues	$343.5	$324.5
Cost of natural gas sold and transported	(208.3)	(192.1)
Natural gas margin	$135.2	$132.4

Changes in natural gas margin:

(Millions of Dollars)	2019 vs. 2018
Estimated impact of weather	$3.0
Infrastructure rider	1.5
Conservation program revenue (offset by expenses)	(2.8)
Other (net)	1.1
Total increase in natural gas margin	$2.8
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $15.9 million, or 2.6%, for 2019 year-to-date. Increase was driven by increased consulting costs, higher insurance premiums, higher employee benefit expenses, and flooding costs due to storms.
Depreciation and Amortization — Depreciation and amortization expense increased $35.0 million, or 9.7%, for 2019 year-to-date. Increase was primarily due to increased capital investments with the largest projects being Monticello's dry fuel storage, Prairie Island’s generator replacements and various software solutions. There was also an increase in non-fuel rider amortization.
Income Taxes — Income tax expense decreased $13.9 million for the first six months of 2019 compared to the same period in 2018. Decrease was primarily driven by an increase in plant-related regulatory differences and lower pretax income. This was partially offset by a decrease in wind PTCs. Wind PTCs flow back to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was 3.6% for the first six months of 2019 compared with 9.6% for the same period in 2018. The lower ETR in 2019 is primarily due to the items referenced above. See Note 6 to the consolidated financial statements for further information.

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
Other Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
NSP-Minnesota (MPUC)
TCR	Electric	$98	November 2017	Pending	In May 2019, the MPUC issued a verbal order setting an ROE of 9.06% and recovery of 2017-2018 expenses related to advanced grid investments. A final order is expected in the third quarter of 2019.
2018 GUIC	Natural Gas	$23	November 2017	Pending	In May 2019, the MPUC issued a verbal order setting an ROE of 9.04%. A final order is expected in the third quarter of 2019.
2019 GUIC	Natural Gas	$29	November 2018	Pending	Proposed ROE of 10.25%. Timing of the MPUC decision is uncertain.
RES	Electric	$23	November 2017	Pending	In May 2019, the MPUC issued a verbal order setting an ROE of 9.06%. A final order is expected in the third quarter of 2019.
See Rate Matters within Note 9 to the consolidated financial statements for further information.
MEC Acquisition — In November 2018, NSP-Minnesota reached an agreement with Southern Power Company to purchase the 760 MW natural gas CC facility for approximately $650 million. NSP-Minnesota currently purchases the energy and capacity of this facility through PPAs. The acquisition is projected to provide net customer savings of approximately $50 million to $150 million over the life of the plant.
In May 2019, NSP-Minnesota entered into a partial settlement agreement with several environmental organizations and the LIUNA. Under the terms of the agreement, the settling parties supported the MEC acquisition and NSP-Minnesota agreed to include (in its preferred plan in the Minnesota resource plan filing) early retirement of the Sherco 3 and King coal plants, as well as 3,000 MW of solar additions before 2030.

In May 2019, the FERC approved the purchase. In July 2019, the DOC and OAG recommended the MPUC deny approval of the Mankato acquisition. The DOC and OAG also recommended that if the MPUC were to approve the transaction, that the Commission disallow all or a portion of the acquisitions adjustment as well as require certain other customer protections. The MPUC is expected to hold hearings and make a decision in the third quarter.

Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034. The preferred plan would result in an 80% carbon reduction by 2030 and puts NSP on a path to achieving its vision of being 100% carbon-free by 2050. The preferred plan includes the following:

•	Extends the life of the Monticello nuclear plant from 2030 to 2040;

•	Continues to run the Prairie Island nuclear plant through current end of life (2033 and 2034);

•	Includes the MEC acquisition and construction of the Sherco CC natural gas plant;

•	Includes the early retirement of the King coal plant (511 MW) in 2028 and the Sherco 3 coal plant (517 MW) in 2030;

•	Adds approximately 1,700 MW of firm peaking (CT, pumped hydro, battery storage, DR, etc.);

•	Adds approximately 1,200 MW of wind replacement; and

•	Adds approximately 4,000 MW of solar.
Intervening parties will provide recommendations and comments on the resource plan. The MPUC is anticipated to make a final decision on the resource plan in late 2020 or the first half of 2021.
Jeffers Wind and Community Wind North Repowering Acquisition — In December 2018, NSP-Minnesota filed a request with the MPUC seeking approval to acquire the Jeffers and Community Wind North wind facilities in western Minnesota from Longroad Energy. The wind farms, currently contracted under PPAs with NSP-Minnesota, will have approximately 70 MW of capacity after being repowered. The repowering and acquisition are expected to be complete by December 2020 and qualify for the 100% PTC benefit. The $135 million asset acquisition is projected to provide customer savings of approximately $7 million over the life of the facilities, compared to the amended PPAs. The FERC approved the acquisition in July 2019.
The DOC filed initial comments in support of NSP-Minnesota continuing to contract for the assets under the amended PPAs, but not the acquisition, pending additional information, including a purchase and sales agreement. NSP-Minnesota subsequently filed additional information, including an executed purchase and sale agreement, to address DOC concerns. Reply comments are due in August, with an MPUC decision expected in the second half of 2019.
Public Utility Regulation
Except to the extent noted below and in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 and in Item 2 of NSP-Minnesota's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.

South Dakota Proxy Pricing — In January 2018, NSP-Minnesota requested approval of a proxy price proposal (i.e., pricing broadly representing the overall market) to address treatment of certain purchase power costs for wind, solar and biomass being recovered through the South Dakota fuel clause rider. SDPUC Staff submitted a counter-proposal, which would set certain solar and wind contracts at a price lower than current fuel clause rates. Discussions with SDPUC Staff are ongoing and a final decision is expected later in 2019.
Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line (estimated cost of $108 million), consistent with a Minnesota state ROFR statute. The complaint challenged the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. It is uncertain when a decision will be rendered.
MISO Generator Replacement Tariff Change - In February 2019, MISO filed to modify the generator interconnection provisions of its tariff to allow generator replacements at existing generation sites. The tariff changes would facilitate the proposed Sherco 1 and 2 coal to natural gas conversion project. Xcel Energy and other parties filed comments in support of the tariff changes. NextEra Energy and the Sierra Club, among others, protested the proposal. In May 2019, FERC issued an order approving the tariff revisions.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 for further information. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
Nuclear Fuel Supply — NSP-Minnesota is scheduled to take delivery of approximately 49% of its remaining 2019 and approximately 50% of its 2020 enriched nuclear material requirements from sources that could be impacted by events in Ukraine and extended sanctions against Russia. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 35% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
Disruptions in third party nuclear fuel supply contracts due to bankruptcies or change of contract assignments have not materially impacted NSP-Minnesota’s operational or financial performance.
Environmental Matters
In June 2019, the EPA issued the final ACE rule to replace the Obama-era Clean Power Plan. The final ACE rule may require implementation of heat rate improvement projects at some of our coal-fired power plants. It is not known what the costs associated with the final rule might be until state plans are developed to implement the final regulation. NSP-Minnesota believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.

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
As of June 30, 2019, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	000-31709	3.01
3.02*	By-Laws of NSP-Minnesota as Amended and Restated on Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	001-31387	3.02
10.01*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

Aug. 1, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)