Form 10-Q
period 2019-09-30
NORTHERN STATES POWER CO
filed 2019-10-25
CIK 1123852

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	October 25, 2019
Common Stock, $0.01 par value	1,000,000 shares
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

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
OAG	Minnesota Office of the Attorney General
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ACE	Affordable Clean Energy
APM	Alternative payment models
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the United States Environmental Protection Agency regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CT	Combustion turbine
DCF	Discounted cash flow
DR	Demand response
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
IPP	Independent power producing entity
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right of first refusal
ROU	Right-of-use

RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VIE	Variable interest entity

Measurements
KV	Kilovolts
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Operating revenues
Electric, non-affiliates	$1,173.0	$1,166.9	$3,112.6	$3,091.1
Electric, affiliates	109.8	122.7	346.1	357.0
Natural gas	53.6	54.6	397.1	379.2
Other	8.2	7.6	24.3	22.9
Total operating revenues	1,344.6	1,351.8	3,880.1	3,850.2

Operating expenses
Electric fuel and purchased power	439.3	479.8	1,235.5	1,304.1
Cost of natural gas sold and transported	15.3	19.6	223.6	211.7
Cost of sales — other	5.3	5.7	15.9	14.5
Operating and maintenance expenses	303.6	310.6	921.0	912.0
Conservation program expenses	30.9	29.4	89.0	87.8
Depreciation and amortization	196.6	187.2	591.8	547.3
Taxes (other than income taxes)	62.6	60.0	197.6	191.8
Total operating expenses	1,053.6	1,092.3	3,274.4	3,269.2

Operating income	291.0	259.5	605.7	581.0

Other expense, net	(0.5)	(2.0)	(0.3)	(4.1)

Allowance for funds used during construction — equity	7.3	5.9	17.9	19.6

Interest charges and financing costs
Interest charges — includes other financing costs of $1.8, $1.9, $5.5 and $5.5, respectively	58.5	56.4	172.6	170.5
Allowance for funds used during construction — debt	(3.5)	(3.5)	(8.9)	(10.3)
Total interest charges and financing costs	55.0	52.9	163.7	160.2

Income before income taxes	242.8	210.5	459.6	436.3
Income taxes	34.2	9.3	41.9	31.0
Net income	$208.6	$201.2	$417.7	$405.3

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Net income	$208.6	$201.2	$417.7	$405.3

Other comprehensive income

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $0, $0, $0 and $0.1, respectively	—	—	—	0.2

Derivative instruments:
Reclassification of losses to net income, net of tax of $0.1, $0.1, $0.2 and $0.2, respectively	0.3	0.2	0.7	0.5

Marketable securities:
Reclassification of gains to net income, net of tax of $0, $0, $0 and $(0.1), respectively	—	—	—	(0.1)

Other comprehensive income	0.3	0.2	0.7	0.6
Comprehensive income	$208.9	$201.4	$418.4	$405.9

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2019	2018
Operating activities
Net income	$417.7	$405.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	596.4	552.1
Nuclear fuel amortization	89.0	92.4
Deferred income taxes	(34.6)	32.7
Amortization of investment tax credits	(1.1)	(1.2)
Allowance for equity funds used during construction	(17.9)	(19.6)
Net realized and unrealized hedging and derivative transactions	12.8	(3.3)
Changes in operating assets and liabilities:
Accounts receivable	46.3	(29.3)
Accrued unbilled revenues	47.1	28.6
Inventories	(23.6)	17.2
Other current assets	(8.9)	84.8
Accounts payable	(43.9)	(21.4)
Net regulatory assets and liabilities	(104.1)	115.0
Other current liabilities	(16.3)	(78.9)
Pension and other employee benefit obligations	(47.7)	(57.6)
Other, net	(20.6)	(31.7)
Net cash provided by operating activities	890.6	1,085.1

Investing activities
Utility capital/construction expenditures	(993.3)	(678.1)
Purchases of investment securities	(472.2)	(493.9)
Proceeds from the sale of investment securities	462.0	478.6
Investments in utility money pool arrangement	(219.0)	(748.0)
Repayments from utility money pool arrangement	219.0	748.0
Other, net	(0.8)	(2.8)
Net cash used in investing activities	(1,004.3)	(696.2)

Financing activities
Repayments of short-term borrowings, net	(150.0)	4.0
Borrowings under utility money pool arrangement	366.0	345.0
Repayments under utility money pool arrangement	(366.0)	(430.0)
Proceeds from issuance of long-term debt	581.1	—
Capital contributions from parent	234.7	49.6
Dividends paid to parent	(272.6)	(372.0)
Net cash provided by (used in) financing activities	393.2	(403.4)

Net change in cash and cash equivalents	279.5	(14.5)
Cash and cash equivalents at beginning of period	50.0	43.8
Cash and cash equivalents at end of period	$329.5	$29.3

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(173.3)	$(167.3)
Cash (paid) received for income taxes, net	(63.9)	59.5
Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$173.5	$92.7
Inventory transfers to property, plant and equipment	16.7	20.9
Operating lease right-of-use assets	582.7	—
Allowance for equity funds used during construction	17.9	19.6

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$329.5	$50.0
Accounts receivable, net	341.8	380.9
Accounts receivable from affiliates	9.5	11.0
Accrued unbilled revenues	223.2	270.3
Inventories	306.4	299.4
Regulatory assets	292.6	280.3
Derivative instruments	29.9	25.8
Prepaid taxes	13.6	—
Prepayments and other	22.7	28.9
Total current assets	1,569.2	1,346.6

Property, plant and equipment	14,077.9	13,541.7

Other assets
Nuclear decommissioning fund and other investments	2,370.0	2,107.2
Regulatory assets	1,252.5	1,454.1
Derivative instruments	7.3	17.0
Operating lease right-of-use assets	582.7	—
Other	10.1	3.3
Total other assets	4,222.6	3,581.6
Total assets	$19,869.7	$18,469.9

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$300.0	$—
Short-term debt	—	150.0
Accounts payable	436.6	393.6
Accounts payable to affiliates	84.0	109.7
Regulatory liabilities	173.5	262.4
Taxes accrued	268.6	230.1
Accrued interest	52.4	67.2
Dividends payable to parent	94.0	82.7
Derivative instruments	16.9	16.5
Customer deposits	49.8	53.7
Other	220.8	154.8
Total current liabilities	1,696.6	1,520.7

Deferred credits and other liabilities
Deferred income taxes	1,740.3	1,682.4
Deferred investment tax credits	20.0	21.1
Regulatory liabilities	1,947.1	1,984.7
Asset retirement obligations	2,258.7	2,177.9
Derivative instruments	109.8	112.2
Pension and employee benefit obligations	261.6	305.1
Operating lease liabilities	546.1	—
Other	85.7	155.5
Total deferred credits and other liabilities	6,969.3	6,438.9

Commitments and contingencies
Capitalization
Long-term debt	5,221.4	4,937.2
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2019 and Dec. 31, 2018, respectively	—	—
Additional paid in capital	3,899.0	3,624.2
Retained earnings	2,105.8	1,972.0
Accumulated other comprehensive loss	(22.4)	(23.1)
Total common stockholder’s equity	5,982.4	5,573.1
Total liabilities and equity	$19,869.7	$18,469.9
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2019 and 2018
Balance at June 30, 2018	1,000,000	$—	$3,600.2	$1,950.7	$(24.2)	$5,526.7
Net income				201.2		201.2
Other comprehensive income					0.2	0.2
Dividends declared to parent				(184.2)		(184.2)
Contribution of capital to parent			(10.8)			(10.8)
Balance at Sept. 30, 2018	1,000,000	$—	$3,589.4	$1,967.7	$(24.0)	$5,533.1

Balance at June 30, 2019	1,000,000	$—	$3,799.0	$1,991.2	$(22.7)	$5,767.5
Net income				208.6		208.6
Other comprehensive income					0.3	0.3
Dividends declared to parent				(94.0)		(94.0)
Contribution of capital by parent			100.0			100.0
Balance at Sept. 30, 2019	1,000,000	$—	$3,899.0	$2,105.8	$(22.4)	$5,982.4

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2019 and 2018
Balance at Dec. 31, 2017	1,000,000	$—	$3,580.2	$1,919.9	$(24.6)	$5,475.5
Net income				405.3		405.3
Other comprehensive income					0.6	0.6
Dividends declared to parent				(357.5)		(357.5)
Contribution of capital by parent			9.2			9.2
Balance at Sept. 30, 2018	1,000,000	$—	$3,589.4	$1,967.7	$(24.0)	$5,533.1

Balance at Dec. 31, 2018	1,000,000	$—	$3,624.2	$1,972.0	$(23.1)	$5,573.1
Net income				417.7		417.7
Other comprehensive income					0.7	0.7
Dividends declared to parent				(283.9)		(283.9)
Contribution of capital by parent			274.8			274.8
Balance at Sept. 30, 2019	1,000,000	$—	$3,899.0	$2,105.8	$(22.4)	$5,982.4

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2019 and 2018; and its cash flows for the nine months ended Sept. 30, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. NSP-Minnesota expects the impact of adoption of the new standard to include first-time recognition of expected credit losses (i.e., bad debt expense) on unbilled revenues, with the initial allowance established at Jan. 1, 2020 charged to retained earnings.

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
NSP-Minnesota also utilized the transition practical expedient offered by ASU No. 2018-11 Leases: Targeted Improvements to implement the standard on a prospective basis. As a result, reporting periods in the consolidated financial statements beginning Jan. 1, 2019 reflect the implementation of ASC Topic 842, while prior periods continue to be reported in accordance with Leases, Topic 840 (ASC Topic 840). Other than first-time recognition of operating leases on its consolidated balance sheet, the implementation of ASC Topic 842 did not have a significant impact on NSP-Minnesota’s consolidated financial statements. Adoption resulted in recognition of approximately $0.5 billion of operating lease ROU assets and current/noncurrent operating lease liabilities. See Note 9 to the consolidated financial statements for leasing disclosures.

3.	Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$363.8	$404.4
Less allowance for bad debts	(22.0)	(23.5)
Accounts receivable, net	$341.8	$380.9

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$177.2	$176.3
Fuel	101.0	88.5
Natural gas	28.2	34.6
Total Inventories	$306.4	$299.4

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Property, plant and equipment
Electric plant	$17,974.6	$17,749.3
Natural gas plant	1,527.8	1,475.5
Common and other property	842.7	803.1
Construction work in progress	1,201.1	615.1
Total property, plant and equipment	21,546.2	20,643.0
Less accumulated depreciation	(7,849.4)	(7,454.8)
Nuclear fuel	2,887.0	2,770.4
Less accumulated amortization	(2,505.9)	(2,416.9)
Property, Plant and equipment, net	$14,077.9	$13,541.7

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	91	17
Maximum amount outstanding	250	143
Weighted average interest rate, computed on a daily basis	2.18%	1.96%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$500	$500
Amount outstanding at period end	—	150
Average amount outstanding	97	38
Maximum amount outstanding	284	198
Weighted average interest rate, computed on a daily basis	2.47%	2.08%
Weighted average interest rate at period end	N/A	2.97

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
Amended Credit Agreement — In June 2019, NSP-Minnesota entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreements have substantially the same terms and conditions as the prior credit agreements with the exception of the maturity, which was extended from June 2021 to June 2024.
NSP-Minnesota has the right to request an extension of the revolving credit facility termination date for two additional one year periods. All extension requests are subject to majority bank group approval.

At Sept. 30, 2019, NSP-Minnesota had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$500	$19	$481

(a)	This credit facility expires in June 2024.

(b)	Includes outstanding commercial paper and letters of credit.
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
As of Sept. 30, 2019, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$20	$55

Long-Term Borrowings
During the nine months ended Sept. 30, 2019, NSP-Minnesota issued $600 million of 2.90% first mortgage bonds due March 1, 2050.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consists of the following:

	Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$366.9	$22.3	$7.4	$396.6
Commercial and industrial	591.8	19.3	—	611.1
Other	9.0	—	0.8	9.8
Total retail	967.7	41.6	8.2	1,017.5
Wholesale	58.4	—	—	58.4
Transmission	70.1	—	—	70.1
Interchange	109.8	—	—	109.8
Other	4.3	1.5	—	5.8
Total revenue from contracts with customers	1,210.3	43.1	8.2	1,261.6
Alternative revenue and other	72.5	10.5	—	83.0
Total revenues	$1,282.8	$53.6	$8.2	$1,344.6

	Three Months Ended Sept. 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$392.3	$24.9	$7.0	$424.2
Commercial and industrial	604.3	22.3	—	626.6
Other	8.7	—	0.6	9.3
Total retail	1,005.3	47.2	7.6	1,060.1
Wholesale	47.7	—	—	47.7
Transmission	66.2	—	—	66.2
Interchange	122.6	—	—	122.6
Other	4.6	5.3	—	9.9
Total revenue from contracts with customers	1,246.4	52.5	7.6	1,306.5
Alternative revenue and other	43.2	2.1	—	45.3
Total revenues	$1,289.6	$54.6	$7.6	$1,351.8

	Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$981.9	$212.8	$21.4	$1,216.1
Commercial and industrial	1,578.8	160.1	—	1,738.9
Other	24.9	—	2.9	27.8
Total retail	2,585.6	372.9	24.3	2,982.8
Wholesale	158.4	—	—	158.4
Transmission	185.8	—	—	185.8
Interchange	346.1	—	—	346.1
Other	13.0	4.5	—	17.5
Total revenue from contracts with customers	3,288.9	377.4	24.3	3,690.6
Alternative revenue and other	169.8	19.7	—	189.5
Total revenues	$3,458.7	$397.1	$24.3	$3,880.1

	Nine Months Ended Sept. 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,014.5	$198.9	$20.0	$1,233.4
Commercial and industrial	1,587.0	152.7	0.1	1,739.8
Other	27.1	—	2.8	29.9
Total retail	2,628.6	351.6	22.9	3,003.1
Wholesale	136.1	—	—	136.1
Transmission	180.9	—	—	180.9
Interchange	357.0	—	—	357.0
Other	22.2	10.8	—	33.0
Total revenue from contracts with customers	3,324.8	362.4	22.9	3,710.1
Alternative revenue and other	123.3	16.8	—	140.1
Total revenues	$3,448.1	$379.2	$22.9	$3,850.2

6.    Income Taxes
Note 7 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Nine Months Ended Sept. 30
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.1	7.1
Increases (decreases) in tax from:
Wind PTCs	(10.5)	(12.1)
Plant regulatory differences (a)	(7.8)	(8.7)
Other tax credits and tax credit and NOL allowances (net)	(1.3)	(1.2)
Other (net)	0.6	1.0
Effective income tax rate	9.1%	7.1%

(a)
Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method and the timing of regulatory decisions regarding the return of excess deferred taxes. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.

Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	June 2020
2014 - 2016	September 2020

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of Sept. 30, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of Sept. 30, 2019, no adjustments have been proposed.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2019, NSP-Minnesota’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.

Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$14.3	$11.6
Unrecognized tax benefit — Temporary tax positions	4.9	5.3
Total unrecognized tax benefit	$19.2	$16.9

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(17.4)	$(12.7)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $12.4 million and $7.3 million at Sept. 30, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $13.7 million in the next 12 months.
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
Unrealized gains for the nuclear decommissioning fund were $618.8 million and $450.1 million as of Sept. 30, 2019 and Dec. 31, 2018, respectively, and unrealized losses were $22.2 million and $44.8 million as of Sept. 30, 2019 and Dec. 31, 2018, respectively.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$23.0	$23.0	$—	$—	$—	$23.0
Commingled funds	815.0	—	—	—	996.9	996.9
Debt securities	489.6	—	484.0	12.0	—	496.0
Equity securities	392.7	799.6	1.3	—	—	800.9
Total	$1,720.3	$822.6	$485.3	$12.0	$996.9	$2,316.8

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $53.2 million of rabbi trust assets and miscellaneous investments.

	Dec 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$24.3	$24.3	$—	$—	$—	$24.3
Commingled funds	758.1	79.2	—	—	819.1	898.3
Debt securities	465.6	—	435.6	—	—	435.6
Equity securities	401.4	696.5	—	—	—	696.5
Total	$1,649.4	$800.0	$435.6	$—	$819.1	$2,054.7

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $52.5 million of rabbi trust assets and miscellaneous investments.
For the three and nine months ended Sept. 30, 2019 and 2018 there were no transfers of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2019:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$1.0	$125.5	$226.2	$143.3	$496.0

Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	Sept. 30, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1.6	$1.6	$—	$—	$1.6
Mutual funds	11.2	12.6	—	—	12.6
Total	$12.8	$14.2	$—	$—	$14.2

	Dec. 31, 2018
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$0.4	$0.4	$—	$—	$0.4
Mutual funds	10.8	10.7	—	—	10.7
Total	$11.2	$11.1	$—	$—	$11.1

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded as other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on approved regulatory recovery mechanisms.
At Sept. 30, 2019, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2019	Dec. 31, 2018
MWh of electricity	96.1	56.8
MMBtu of natural gas	70.8	42.7

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
As of Sept. 30, 2019, eight of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $39.3 million or 49% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Two of the 10 most significant counterparties, comprising $13.3 million or 17% of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Eight of these significant counterparties are municipal or cooperative electric entities, or other utilities.
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2019
Other derivative instruments
Electric commodity	$—	$0.1
Natural gas commodity	—	(1.1)
Total	$—	$(1.0)

Nine Months Ended Sept. 30, 2019
Other derivative instruments
Electric commodity	$—	$(0.5)
Natural gas commodity	—	(1.3)
Total	$—	$(1.8)

Three Months Ended Sept. 30, 2018
Other derivative instruments
Electric commodity	$—	$1.1
Natural gas commodity	—	(0.4)
Total	$—	$0.7

Nine Months Ended Sept. 30, 2018
Other derivative instruments
Electric commodity	$—	$(4.5)
Natural gas commodity	—	0.5
Total	$—	$(4.0)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	$0.4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.9	(c)
Electric commodity	—		0.3	(d)	—
Total	$—		$0.3		$0.9

Nine Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.9	(a)	$—		$—
Total	$0.9		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(0.3)	(c)
Electric commodity	—		1.0	(d)	—
Natural gas commodity	—		0.2	(e)	(1.3)	(e)
Total	$—		$1.2		$(1.6)

Three Months Ended Sept. 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$0.3	(a)	$—		$—
Total	$0.3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3.4	(c)
Electric commodity	—		0.4	(d)	—
Total	$—		$0.4		$3.4

Nine Months Ended Sept. 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$0.8	(a)	$—		$—
Vehicle fuel and other commodity	(0.1)	(b)	—		—
Total	$0.7		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$11.1	(c)
Electric commodity	—		3.8	(d)	—
Natural gas commodity	—		(0.5)	(e)	(0.4)	(e)
Total	$—		$3.3		$10.7

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

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
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At Sept. 30, 2019 and Dec. 31, 2018, there were no derivative instruments in a liability position with such underlying contract provisions, with no offsetting positions or posted collateral.
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
Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$1.1	$29.0	$12.8	$42.9	$(24.4)	$18.5	$1.1	$27.1	$2.2	$30.4	$(16.0)	$14.4
Electric commodity	—	—	10.6	10.6	(0.8)	9.8	—	—	10.5	10.5	(0.1)	10.4
Natural gas commodity	—	1.6	—	1.6	—	1.6	—	1.0	—	1.0	—	1.0
Total current derivative assets	$1.1	$30.6	$23.4	$55.1	$(25.2)	29.9	$1.1	$28.1	$12.7	$41.9	$(16.1)	25.8
PPAs (b)						—						—
Current derivative instruments						$29.9						$25.8
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$4.2	$33.5	$4.8	$42.5	$(35.3)	$7.2	$—	$25.3	$5.0	$30.3	$(13.4)	$16.9
Total noncurrent derivative assets	$4.2	$33.5	$4.8	$42.5	$(35.3)	7.2	$—	$25.3	$5.0	$30.3	$(13.4)	16.9
PPAs (b)						0.1						0.1
Noncurrent derivative instruments						$7.3						$17.0

	Sept. 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1.6	$22.3	$11.2	$35.1	$(32.7)	$2.4	$1.4	$23.9	$1.7	$27.0	$(24.5)	$2.5
Electric commodity	—	—	0.8	0.8	(0.8)	—	—	—	0.1	0.1	(0.1)	—
Natural gas commodity	—	0.7	—	0.7	—	0.7	—	—	—	—	—	—
Total current derivative liabilities	$1.6	$23.0	$12.0	$36.6	$(33.5)	3.1	$1.4	$23.9	$1.8	$27.1	$(24.6)	2.5
PPAs (b)						13.8						14.0
Current derivative instruments						$16.9						$16.5
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$1.5	$28.1	$18.3	$47.9	$(3.8)	$44.1	$0.1	$16.0	$1.6	$17.7	$17.9	$35.6
Total noncurrent derivative liabilities	$1.5	$28.1	$18.3	$47.9	$(3.8)	44.1	$0.1	$16.0	$1.6	$17.7	$17.9	35.6
PPAs (b)						65.7						76.6
Noncurrent derivative instruments						$109.8						$112.2

(a)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2019 and Dec. 31, 2018. At both Sept. 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include $31.5 million of obligations to return cash collateral. At Sept. 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include the rights to reclaim cash collateral of $8.3 million and $8.7 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Balance at July 1	$6.0	$28.0
Settlements	(15.1)	(8.7)
Net transactions recorded during the period:
Gains recognized in earnings (a)	1.0	0.3
Net gains recognized as regulatory assets and liabilities	6.0	3.4
Balance at Sept. 30	$(2.1)	$23.0
	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Balance at Jan. 1	$14.3	$22.7
Purchases	16.7	26.4
Settlements	(21.6)	(15.8)
Net transactions recorded during the period:
Losses recognized in earnings (a)	(10.6)	(0.1)
Net losses recognized as regulatory assets and liabilities	(0.9)	(10.2)
Balance at Sept. 30	$(2.1)	$23.0

(a)	These amounts relate to commodity derivatives held at the end of the period.
NSP-Minnesota recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2019 and 2018.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,521.4	$6,383.9	$4,937.2	$5,230.9

Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6.3	$6.9	$—	$0.1
Interest cost (a)	9.3	8.8	0.8	0.8
Expected return on plan assets (a)	(13.6)	(14.5)	—	(0.1)
Amortization of prior service credit (a)	—	—	(0.8)	(0.8)
Amortization of net loss (a)	7.6	9.6	0.4	0.6
Settlement charge (b)	—	34.9	—	—
Net periodic benefit cost	9.6	45.7	0.4	0.6
Costs not recognized due to the effects of regulation	(1.1)	(42.0)	—	—
Net benefit cost recognized for financial reporting	$8.5	$3.7	$0.4	$0.6

	Nine Months Ended Sept. 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$19.1	$20.9	$0.1	$0.2
Interest cost (a)	27.8	26.4	2.4	2.3
Expected return on plan assets (a)	(40.7)	(43.6)	(0.1)	(0.3)
Amortization of prior service credit (a)	(0.1)	—	(2.3)	(2.3)
Amortization of net loss (a)	22.7	28.8	1.1	1.8
Settlement charge (b)	—	34.9	—	—
Net periodic benefit cost	28.8	67.4	1.2	1.7
Costs not recognized due to the effects of regulation	(3.8)	(47.9)	—	—
Net benefit cost recognized for financial reporting	$25.0	$19.5	$1.2	$1.7

(a)
The components of net periodic cost other than the service cost component are included in the line item “other expense, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

(b) A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2018 as a result of lump-sum distributions during the 2018 plan year, NSP-Minnesota recorded a total pension settlement charge of $34.9 million, which was not recognized due to the effects of regulation.
In January 2019, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $46.7 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2019.

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
Rate Matters
Sherco — In NSP-Minnesota’s 2013 fuel reconciliation filing, the MPUC made recovery of replacement power costs associated with the 2011 turbine malfunction at its Sherco Unit 3 plant provisional and subject to further review following conclusion of litigation commenced by NSP-Minnesota, SMMPA (Co-owner of Sherco Unit 3) and insurance companies against GE.
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
The FERC subsequently made preliminary determinations in a November 2018 order that the MISO TO’s base ROE in effect for the first complaint period (12.38%) was outside the range of reasonableness, and should be reduced. The FERC indicated its preliminary analysis using the new ROE approach resulted in a base ROE of 10.28% for the first complaint period, compared to the previously ordered base ROE of 10.32%. NSP-Minnesota has recognized a current refund liability consistent with its best estimate of the final ROE, pending further FERC action as early as the fourth quarter of 2019.
On March 21, 2019, FERC announced a NOI seeking public comments on whether, and if so how, to revise ROE policies in light of the D.C. Circuit Court decision. FERC also initiated a NOI on whether to revise its policies on incentives for electric transmission investments, including the RTO membership incentive. Initial comments on both NOIs were due in June 2019, with reply comments submitted in the third quarter of 2019, pending further FERC action as early as the fourth quarter of 2019.
Environmental
MGP, Landfill or Disposal Sites — NSP-Minnesota is currently investigating or remediating seven MGP, landfill or other disposal sites across its service territories.
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
Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. By the end of 2019, only three of NSP-Minnesota’s regulated ash units are expected to be in operation. NSP-Minnesota is conducting groundwater sampling and, where appropriate, initiating the assessment of corrective measures and evaluating whether corrective action is required at any CCR landfills or surface impoundments.
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
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Sept. 30, 2019
PPAs	$556.3
Other	72.2
Gross operating lease ROU assets	628.5
Accumulated amortization	(45.8)
Net operating lease ROU assets	$582.7

Components of lease expense:

(Millions of Dollars)	Three Months Ended Sept. 30, 2019	Nine Months Ended Sept. 30, 2019
Operating leases
PPA capacity payments	$22.2	$53.4
Other operating leases (a)	2.3	6.9
Total operating lease expense (b)	$24.5	$60.3

(a)	Includes short-term lease expense of $0.3 million for the three months ended Sept. 30, 2019 and $1.1 million for the nine months ended Sept. 30, 2019.

(b)
PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Future commitments under operating leases as of Sept. 30, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$23.2	$2.0	$25.2
2020	93.5	7.9	101.4
2021	94.9	8.0	102.9
2022	96.4	11.9	108.3
2023	97.9	7.0	104.9
Thereafter	219.3	51.8	271.1
Total minimum obligation	625.2	88.6	713.8
Interest component of obligation	(71.3)	(17.4)	(88.7)
Present value of minimum obligation	$553.9	$71.2	625.1
Less current portion			(79.0)
Noncurrent operating lease liabilities			$546.1

Weighted-average remaining lease term in years			7.0

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2026.
Future commitments under operating leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2019	$65.0	$13.5	$78.5
2020	66.1	8.4	74.5
2021	67.1	8.4	75.5
2022	68.2	8.1	76.3
2023	69.3	7.3	76.6
Thereafter	143.5	36.0	179.5

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2026.
Variable Interest Entities
Under certain PPAs, NSP-Minnesota purchases power from IPPs and is required to reimburse the IPPs for fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated IPP.
NSP-Minnesota had approximately 1,347 MW and 1,002 MW of capacity under long-term PPAs at Sept. 30, 2019 and Dec. 31, 2018, respectively, with entities that have been determined to be VIEs. NSP-Minnesota concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that significantly impact the entities’ economic performance. These agreements have various expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended Sept. 30, 2019 and 2018:

	Three Months Ended Sept. 30, 2019				Three Months Ended Sept. 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(19.8)	$—	$(2.9)	$(22.7)	$(20.5)	$—	$(3.7)	$(24.2)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $0, $0, $0.1, $0 and $0, respectively) (a)	0.3	—	—	0.3	0.1	—	—	0.1
Amortization of net actuarial loss (net of taxes of $0) (b)	—	—	—	—	—	—	0.1	0.1
Net current period other comprehensive income	0.3	—	—	0.3	0.1	—	0.1	0.2
Accumulated other comprehensive loss at Sept. 30	$(19.5)	$—	$(2.9)	$(22.4)	$(20.4)	$—	$(3.6)	$(24.0)

	Nine Months Ended Sept. 30, 2019				Nine Months Ended Sept. 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive income (loss) at Jan. 1	$(20.2)	$—	$(2.9)	$(23.1)	$(20.9)	$0.1	$(3.8)	$(24.6)
Losses (gains) reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.2, $0, $0, $0.2, $(0.1) and $0, respectively) (a)	0.7	—	—	0.7	0.5	(0.1)	—	0.4
Amortization of net actuarial loss (net of taxes of $0) (b)	—	—	—	—	—	—	0.2	0.2
Net current period other comprehensive income	0.7	—	—	0.7	0.5	(0.1)	0.2	0.6
Accumulated other comprehensive loss at Sept. 30	$(19.5)	$—	$(2.9)	$(22.4)	$(20.4)	$—	$(3.6)	$(24.0)

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs.
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

Asset and capital expenditure information is not provided for NSP-Minnesota’s reportable segments. As an integrated electric and natural gas utility, NSP-Minnesota operates significant assets that are not dedicated to a specific business segment. Reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis.

Certain costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators across each segment. In addition, a general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.
NSP-Minnesota’s segment information for the three and nine months ended Sept. 30:

	Three Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues (a)	$1,282.8	$1,289.6
Intersegment revenues	0.2	0.2
Total revenue	1,283.0	1,289.8
Net income	207.4	207.3
Regulated Natural Gas
Operating revenues (b)	$53.6	$54.6
Intersegment revenues	0.1	0.1
Total revenue	53.7	54.7
Net loss	(4.5)	(8.4)
All Other
Operating revenues	$8.2	$7.6
Net income	5.7	2.3
Consolidated Total
Operating revenues (a)(b)	$1,344.9	$1,352.1
Reconciling eliminations	(0.3)	(0.3)
Total revenues	$1,344.6	$1,351.8
Net income	208.6	201.2

(a)	Operating revenues include $109.8 million and $122.7 million of affiliate electric revenue for the three months ended Sept. 30, 2019 and 2018.

(b)	Operating revenues includes an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2019 and 2018.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues (a)	$3,458.7	$3,448.1
Intersegment revenues	0.5	0.5
Total revenue	3,459.2	3,448.6
Net income	384.2	381.9
Regulated Natural Gas
Operating revenues (b)	$397.1	$379.2
Intersegment revenues	0.6	0.4
Total revenue	397.7	379.6
Net income	24.5	17.4
All Other
Operating revenues	$24.3	$22.9
Net income	9.0	6.0
Consolidated Total
Operating revenues (a)(b)	$3,881.2	$3,851.1
Reconciling eliminations	(1.1)	(0.9)
Total revenues	$3,880.1	$3,850.2
Net income	417.7	405.3

(a)	Operating revenues include $346.1 million and $357.0 million of affiliate electric revenue for the nine months ended Sept. 30, 2019 and 2018.

(b)	Operating revenues includes an immaterial amount of affiliate gas revenue for the nine months ended Sept. 30, 2019 and 2018.
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
Results of Operations
NSP-Minnesota’s net income was approximately $417.7 million for 2019 year-to-date, compared with approximately $405.3 million for the same period of 2018. Year-to-date results reflect higher electric margin driven by regulatory rate outcomes, partially offset by unfavorable weather and increased depreciation.
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
Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Electric revenues	$3,458.7	$3,448.1
Electric fuel and purchased power	(1,235.5)	(1,304.1)
Electric margin	$2,223.2	$2,144.0
Changes in electric margin:

(Millions of Dollars)	2019 vs. 2018
Regulatory rate outcomes (Minnesota, North and South Dakota)	$55.8
Non-fuel riders	21.4
Wholesale transmission margin	9.9
Conservation program revenue (offset by expenses)	7.2
Interchange agreement billings with NSP-Wisconsin	5.7
Purchased capacity costs	(6.7)
Estimated impact of weather, net of Minnesota decoupling	(11.9)
Retail sales decline, net of MN decoupling and sales true-up (excluding weather impact)	(17.3)
Other (net)	15.1
Total increase in electric margin	$79.2
Natural Gas Margin
Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Natural gas revenues	$397.1	$379.2
Cost of natural gas sold and transported	(223.6)	(211.7)
Natural gas margin	$173.5	$167.5

Changes in natural gas margin:

(Millions of Dollars)	2019 vs. 2018
Estimated impact of weather	$2.8
Infrastructure rider	2.4
Conservation program incentive	1.7
Sales growth (excluding weather impact)	1.2
Conservation program revenue (offset by expenses)	(3.0)
Other (net)	0.9
Total increase in natural gas margin	$6.0
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $9.0 million, or 1.0%, for 2019 year-to-date. Increase was driven by higher interchange costs associated with projects being placed into service, higher insurance premiums and flooding costs due to storms.
Depreciation and Amortization — Depreciation and amortization expense increased $44.5 million, or 8.1%, for 2019 year-to-date. Increase was primarily due to higher non-fuel rider amortization, increased capital investments including Monticello's dry fuel storage, Prairie Island and Sherco generator replacements and various software projects. The increase was partially offset by decreased depreciation due to the impact of life extensions approved by the MPUC at various electric plants.

Income Taxes — Income tax expense increased $10.9 million for the first nine months of 2019 compared to the same period in 2018. The increase was primarily driven by higher pretax income and decreased wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was 9.1% for the first nine months of 2019 compared with 7.1% for the same period in 2018. largely due to the items referenced above. See Note 6 to the consolidated financial statements for further information.
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
Public campaigns are conducted to raise awareness of public safety issues of interacting with our electric systems.
While programs to comply with regulatory requirements are in place, there is no guarantee compliance programs or other measures will be sufficient to ensure against violations. Decisions by these regulators can significantly impact NSP-Minnesota’s results of operations.
Other Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
MPUC
TCR	Electric	$98	November 2017	Pending	In May 2019, the MPUC issued a verbal order setting an ROE of 9.06% and recovery of 2017-2018 expenses related to advanced grid investments. A final order is expected in the fourth quarter of 2019.
2018 GUIC	Natural Gas	$23	November 2017	Received	In May 2019, the MPUC issued a verbal order setting an ROE of 9.04%. A final order was received in August 2019.
2019 GUIC	Natural Gas	$29	November 2018	Pending	Proposed ROE of 10.25%. Timing of the MPUC decision is uncertain.
RES	Electric	$23	November 2017	Pending	In May 2019, the MPUC issued a verbal order setting an ROE of 9.06%. A final order is expected in the fourth quarter of 2019.
MEC Acquisition — In November 2018, NSP-Minnesota reached an agreement with Southern Power Company (a subsidiary of Southern Company) to purchase MEC, a 760 MW natural gas combined cycle facility for approximately $650 million.
On Sept. 27, 2019, the MPUC voted to deny NSP-Minnesota's request to purchase MEC. The MPUC determined there was too much uncertainty regarding estimated customer benefits associated with the transaction without being able to fully review NSP-Minnesota's Resource Plan (filed July 2019).
Xcel Energy plans to acquire MEC as a non-regulated investment and step into the terms of the existing PPAs with NSP-Minnesota. Xcel Energy provided Southern Power Company formal contractual notice of transferring the purchase agreement to a newly formed non-regulated subsidiary and submitted acquisition and affiliated interest filings to the Federal Energy Regulatory Commission (FERC) and MPUC, respectively. Approval is anticipated by the end of 2019.

Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034. The plan would result in an 80% carbon reduction by 2030 and puts NSP on a path to achieving its vision of being 100% carbon-free by 2050. The preferred plan includes the following:

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

Intervening parties will provide recommendations and comments on the resource plan. Following the MPUC’s denial of its request to purchase MEC, NSP-Minnesota will provide updates to remove its ownership of MEC from the preferred plan. The MPUC is anticipated to make a final decision on the resource plan in late 2020 or the first half of 2021.
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
The DOC filed initial comments in support of NSP-Minnesota continuing to contract for the assets under the amended PPAs, but not the acquisition. In reply comments, NSP-Minnesota indicated it would be willing to acquire the wind facilities as a non-regulated investment and step into the terms of the PPAs, similar to MEC. In October, Xcel Energy filed with FERC requesting contingent approval for a non-regulated subsidiary to acquire the facilities, depending on the MPUC decision. The MPUC decision expected in the fourth quarter of 2019.
NSP-Minnesota — Mower Wind Facility — On Aug. 30, 2019, NSP-Minnesota filed a petition with the MPUC to acquire the Mower wind facility from affiliates of NextEra Energy, Inc. for an undisclosed amount. The Mower facility is located in southeastern Minnesota and is currently contracted under a PPA with NSP-Minnesota through 2026. Mower will be repowered and continue to have approximately 99 MW of capacity. The acquisition would occur after repowering which is expected to be complete in 2020 and qualify for 100% of the PTC. NSP-Minnesota will need approval from both the MPUC and FERC to complete the transaction. Timing of approval is uncertain.
NSP-Minnesota — Crowned Ridge Wind Project — In 2017, the MPUC approved the NSP-Minnesota proposed wind portfolio that included 1,150 MW of wind ownership and 400 MW of PPAs. Included in that proposal were two Crowned Ridge projects: a 300 MW build-owner transfer (BOT) wind farm and a 300 MW PPA, both with affiliates of NextEra. In August 2019, NextEra withdrew their MISO queue position for a portion of the projects that were still awaiting transmission access due to increased estimates of MISO transmission upgrade and interconnection costs. As a result, NextEra has reduced both the BOT and PPA Crown Ridge projects from 300 MW to 200 MW. The projects are targeting a commercial operation date in the fourth quarter of 2020.
Public Utility Regulation
Except to the extent noted below and in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 and in Item 2 of NSP-Minnesota's Quarterly Report on Form 10-Q for the quarterly periods ending March 31, 2019 and June 30, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.

South Dakota Proxy Pricing — In January 2018, NSP-Minnesota requested approval of a proxy price proposal (i.e., pricing broadly representing the overall market) to address treatment of certain purchase power costs for wind, solar and biomass being recovered through the South Dakota fuel clause rider. SDPUC Staff submitted a counter-proposal, which would set certain solar and wind contracts at a price lower than current fuel clause rates. Discussions with SDPUC Staff are ongoing and a final decision is expected in the fourth quarter of 2019.
Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC joint ownership of a new 345 KV transmission line (estimated cost of $108 million), consistent with a Minnesota state ROFR statute. The complaint challenged the constitutionality of the state ROFR statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. It is uncertain when a decision will be rendered.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2018, for further information. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
Nuclear Fuel Supply — NSP-Minnesota has received all enriched nuclear material for 2019 and has contracted for approximately 50% of its 2020 enriched nuclear material requirements from sources that could be impacted by sanctions against entities doing business with Iran. Those sanctions may impact the supply of enriched nuclear material supplied from Russia. Long-term, through 2024, NSP-Minnesota is scheduled to take delivery of approximately 34% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
Disruptions in third party nuclear fuel supply contracts due to bankruptcies or change of contract assignments have not materially impacted NSP-Minnesota’s operational or financial performance.
Environmental Matters
In June 2019, the EPA issued the final ACE rule to replace the Obama-era Clean Power Plan. The final ACE rule may require implementation of heat rate improvement projects at some of our coal-fired power plants. It is not known what the costs associated with the final rule might be until state plans are developed to implement the final regulation. NSP-Minnesota believes the costs would be recoverable through rates based on prior state commission practice.

Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
NSP-Minnesota maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure.
As of Sept. 30, 2019, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	000-31709	3.01
3.02*	By-Laws of NSP-Minnesota as Amended and Restated on Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	001-31387	3.02
4.01*	Supplemental Trust Indenture dated as of September 1, 2019 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating 2.90% First Mortgage Bonds, Series due March 1, 2050.	NSP-Minnesota Form 8-K dated Sept. 10, 2019	001-31387	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

Oct. 25, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)