Form 10-Q
period 2020-03-31
NORTHERN STATES POWER CO
filed 2020-05-07
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Northern States Power Company
Minnesota
(Exact name of registrant as specified in its charter)

Minnesota	001-31387	41-1967505
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

414 Nicollet Mall	Minneapolis	Minnesota	55401
(Address of Principal Executive Offices)			(Zip Code)

612	330-5500
(Registrant’s telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 7, 2020
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
OAG	Minnesota Office of the Attorney General
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment
Other
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
CC	Combined cycle
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the United States Environmental Protection Agency regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
CT	Combustion turbine
DR	Demand response
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
IPP	Independent power producing entity
LLC	Limited liability company
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOI	Notice of inquiry
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right of first refusal
ROU	Right-of-use
RTO	Regional Transmission Organization

SMMPA	Southern Minnesota Municipal Power Agency
TO	Transmission owner
VIE	Variable interest entity

Measurements
KV	Kilovolts
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019, and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs, changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2020	2019
Operating revenues
Electric, non-affiliates	$925.6	$958.6
Electric, affiliates	109.6	120.1
Natural gas	206.1	264.0
Other	8.9	7.8
Total operating revenues	1,250.2	1,350.5

Operating expenses
Electric fuel and purchased power	363.6	391.9
Cost of natural gas sold and transported	125.5	174.4
Cost of sales — other	5.6	5.2
Operating and maintenance expenses	295.7	311.9
Conservation program expenses	31.4	32.5
Depreciation and amortization	202.1	197.7
Taxes (other than income taxes)	68.9	69.6
Total operating expenses	1,092.8	1,183.2

Operating income	157.4	167.3

Other (expense) income, net	(5.4)	1.5

Allowance for funds used during construction — equity	7.0	5.1

Interest charges and financing costs
Interest charges — includes other financing costs of $1.9 and $1.8, respectively	60.7	57.2
Allowance for funds used during construction — debt	(3.1)	(2.5)
Total interest charges and financing costs	57.6	54.7

Income before income taxes	101.4	119.2
Income tax (benefit) expense	(5.6)	6.0
Net income	$107.0	$113.2

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2020	2019
Net income	$107.0	$113.2
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $0.1	0.2	0.2

Total other comprehensive income	0.2	0.2
Total comprehensive income	$107.2	$113.4

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2020	2019
Operating activities
Net income	$107.0	$113.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	203.9	199.0
Nuclear fuel amortization	32.5	30.5
Deferred income taxes	(14.9)	(14.6)
Amortization of investment tax credits	(0.3)	(0.3)
Allowance for equity funds used during construction	(7.0)	(5.1)
Net realized and unrealized hedging and derivative transactions	8.9	6.4
Changes in operating assets and liabilities:
Accounts receivable	8.4	(39.0)
Accrued unbilled revenues	51.7	49.2
Inventories	20.0	52.8
Other current assets	(14.7)	(30.2)
Accounts payable	(43.0)	(48.2)
Net regulatory assets and liabilities	32.8	54.7
Other current liabilities	(3.8)	18.0
Pension and other employee benefit obligations	(48.0)	(46.6)
Other, net	6.9	(9.1)
Net cash provided by operating activities	340.4	330.7

Investing activities
Utility capital/construction expenditures	(274.3)	(197.3)
Purchases of investment securities	(835.0)	(304.7)
Proceeds from the sale of investment securities	829.9	299.6
Investments in utility money pool arrangement	(305.0)	(38.0)
Repayments from utility money pool arrangement	257.0	—
Other, net	1.6	(0.3)
Net cash used in investing activities	(325.8)	(240.7)

Financing activities
Repayments of short-term borrowings, net	(30.0)	(150.0)
Borrowings under utility money pool arrangement	118.0	31.0
Repayments under utility money pool arrangement	(118.0)	(31.0)
Proceeds from issuance of long-term debt	—	—
Repayments of long-term debt	—	—
Capital contributions from parent	114.0	134.9
Dividends paid to parent	(94.3)	(82.8)
Other, net	(3.4)	—
Net cash used in financing activities	(13.7)	(97.9)

Net change in cash, cash equivalents and restricted cash	0.9	(7.9)
Cash, cash equivalents and restricted cash at beginning of period	126.3	50.0
Cash, cash equivalents and restricted cash at end of period	$127.2	$42.1

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(74.7)	$(68.2)
Cash paid for income taxes, net	(5.5)	(22.0)
Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$66.6	$110.8
Inventory transfers to property, plant and equipment	4.0	4.4
Operating lease right-of-use assets	—	444.2
Allowance for equity funds used during construction	7.0	5.1

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$127.2	$126.3
Accounts receivable, net	351.2	359.8
Accounts receivable from affiliates	9.8	43.8
Investments in utility money pool arrangement	48.0	—
Accrued unbilled revenues	197.9	250.7
Inventories	280.7	304.8
Regulatory assets	342.7	320.1
Derivative instruments	22.3	32.5
Prepayments and other	51.0	31.5
Total current assets	1,430.8	1,469.5

Property, plant and equipment	14,290.1	14,244.0

Other assets
Nuclear decommissioning fund and other investments	2,196.2	2,495.2
Regulatory assets	1,343.5	1,125.0
Derivative instruments	25.3	9.2
Operating lease right-of-use assets	544.7	563.8
Other	7.2	9.7
Total other assets	4,116.9	4,202.9
Total assets	$19,837.8	$19,916.4

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$300.0	$300.0
Short-term debt	—	30.0
Accounts payable	329.9	388.0
Accounts payable to affiliates	65.3	76.0
Regulatory liabilities	144.6	141.0
Taxes accrued	292.0	232.1
Accrued interest	53.0	72.2
Dividends payable to parent	99.6	94.3
Derivative instruments	26.4	25.0
Customer deposits	38.4	46.4
Operating lease liabilities	81.1	79.9
Other	152.4	154.9
Total current liabilities	1,582.7	1,639.8

Deferred credits and other liabilities
Deferred income taxes	1,687.5	1,779.1
Deferred investment tax credits	19.3	19.7
Regulatory liabilities	1,946.6	1,937.1
Asset retirement obligations	2,308.3	2,280.3
Derivative instruments	122.9	110.2
Pension and employee benefit obligations	187.7	235.9
Operating lease liabilities	505.0	525.7
Other	86.7	85.5
Total deferred credits and other liabilities	6,864.0	6,973.5

Commitments and contingencies
Capitalization
Long-term debt	5,222.5	5,221.3
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at March 31, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	4,147.9	4,067.9
Retained earnings	2,043.0	2,036.4
Accumulated other comprehensive loss	(22.3)	(22.5)
Total common stockholder’s equity	6,168.6	6,081.8
Total liabilities and equity	$19,837.8	$19,916.4
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED) (amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2020 and 2019
Balance at Dec. 31, 2018	1,000,000	$—	$3,624.2	$1,972.0	$(23.1)	$5,573.1
Net income				113.2		113.2
Other comprehensive income					0.2	0.2
Dividends declared to parent				(94.6)		(94.6)
Contribution of capital by parent			170.0			170.0
Balance at March 31, 2019	1,000,000	$—	$3,794.2	$1,990.6	$(22.9)	$5,761.9

Balance at Dec. 31, 2019	1,000,000	$—	$4,067.9	$2,036.4	$(22.5)	$6,081.8
Net income				107.0		107.0
Other comprehensive income					0.2	0.2
Dividends declared to parent				(99.6)		(99.6)
Contribution of capital by parent			80.0			80.0
Adoption of ASC Topic 326				(0.8)		(0.8)
Balance at March 31, 2020	1,000,000	$—	$4,147.9	$2,043.0	$(22.3)	$6,168.6

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three months ended March 31, 2020 and 2019; and its cash flows for the three months ended March 31, 2020 and 2019. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2020 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019 balance sheet information has been derived from the audited 2019 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2019. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2019, filed with the SEC on Feb. 21, 2020. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2019, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
NSP-Minnesota implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.8 million (after tax) to retained earnings. Other than first-time recognition of an allowance for doubtful accounts on accrued unbilled revenues, the Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on NSP-Minnesota’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$375.0	$382.8
Less allowance for bad debts	(23.8)	(23.0)
Accounts receivable, net	$351.2	$359.8

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$177.8	$175.6
Fuel	96.1	103.2
Natural gas	6.8	26.0
Total Inventories	$280.7	$304.8

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Property, plant and equipment
Electric plant	$18,548.7	$18,519.5
Natural gas plant	1,578.0	1,562.9
Common and other property	903.9	886.7
Construction work in progress	980.5	846.3
Total property, plant and equipment	22,011.1	21,815.4
Less accumulated depreciation	(8,065.8)	(7,945.3)
Nuclear fuel	2,913.2	2,909.8
Less accumulated amortization	(2,568.4)	(2,535.9)
Property, plant and equipment, net	$14,290.1	$14,244.0

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	10	32
Maximum amount outstanding	116	250
Weighted average interest rate, computed on a daily basis	1.58%	2.05%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$500	$500
Amount outstanding at period end	—	30
Average amount outstanding	27	71
Maximum amount outstanding	124	317
Weighted average interest rate, computed on a daily basis	1.77%	2.59%
Weighted average interest rate at period end	N/A	2.05

Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2020 and Dec. 31, 2019, there were $10 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
Revolving Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, NSP-Minnesota must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an amount exceeding available capacity under this credit facility. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
NSP-Minnesota has the right to request an extension of the revolving credit facility termination date for two additional one year periods. All extension requests are subject to majority bank group approval.
At March 31, 2020, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$500	$10	$490

(a)	This credit facility expires in June 2024.

(b)	Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2020 and Dec. 31, 2019.
Bilateral Credit Agreement — In March 2019, NSP-Minnesota entered into a one year uncommitted bilateral credit agreement. This facility is limited in use to support letters of credit. In March 2020, NSP-Minnesota renewed its bilateral credit agreement for an additional one-year term.
As of March 31, 2020, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$26	$49

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consists of the following:

	Three Months Ended March 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$300.1	$113.5	$7.4	$421.0
Commercial and industrial	444.7	82.1	—	526.8
Other	7.9	—	1.5	9.4
Total retail	752.7	195.6	8.9	957.2
Wholesale	45.4	—	—	45.4
Transmission	55.9	—	—	55.9
Interchange	109.6	—	—	109.6
Other	1.9	1.2	—	3.1
Total revenue from contracts with customers	965.5	196.8	8.9	1,171.2
Alternative revenue and other	69.7	9.3	—	79.0
Total revenues	$1,035.2	$206.1	$8.9	$1,250.2

	Three Months Ended March 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$326.9	$149.6	$6.9	$483.4
Commercial and industrial	467.5	108.8	—	576.3
Other	8.3	—	0.9	9.2
Total retail	802.7	258.4	7.8	1,068.9
Wholesale	46.9	—	—	46.9
Transmission	60.4	—	—	60.4
Interchange	120.1	—	—	120.1
Other	4.8	1.0	—	5.8
Total revenue from contracts with customers	1,034.9	259.4	7.8	1,302.1
Alternative revenue and other	43.8	4.6	—	48.4
Total revenues	$1,078.7	$264.0	$7.8	$1,350.5

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.

The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended March 31
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.1	7.1
Increases (decreases) in tax from:
Wind PTCs	(24.8)	(14.4)
Plant regulatory differences (a)	(8.3)	(8.2)
Other tax credits, net of NOL & tax credit allowances	(1.5)	(1.3)
Other (net)	1.0	0.8
Effective income tax rate	(5.5)%	5.0%

(a)
Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reduction.

Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Years	Expiration
2009 - 2013	September 2020
2014 - 2016	June 2021

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of March 31, 2020, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of March 31, 2020, no adjustments have been proposed.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2020, NSP-Minnesota’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$15.5	$14.8
Unrecognized tax benefit — Temporary tax positions	4.8	4.9
Total unrecognized tax benefit	$20.3	$19.7

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(17.5)	$(16.3)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $12.6 million and $11.3 million at March 31, 2020 and Dec. 31, 2019, respectively.
As the IRS Appeals and federal audit progress and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $13.7 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Payable for interest related to unrecognized tax benefits at beginning of period	$(1.6)	$(1.2)
Interest expense related to unrecognized tax benefits	(0.1)	(0.4)
Payable for interest related to unrecognized tax benefits at end of period	$(1.7)	$(1.6)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2020 or Dec. 31, 2019.

7. Fair Value of Financial Assets and Liabilities

Fair Value Measurements
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
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of forward prices and volatilities on a valuation is evaluated, and may result in Level 3 classification.
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
If forecasted costs of electric transmission congestion increase or decrease for a given FTR path, the value of that particular FTR instrument will likewise increase or decrease. Given the limited observability of certain inputs to the value of FTRs between auction processes, including expected plant operating schedules and retail and wholesale demand, fair value measurements for FTRs have been assigned a Level 3.
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

Unrealized gains for the nuclear decommissioning fund were $454.0 million and $705.5 million as of March 31, 2020 and Dec. 31, 2019, respectively, and unrealized losses were $88.0 million and $5.9 million as of March 31, 2020 and Dec. 31, 2019, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$70.5	$70.5	$—	$—	$—	$70.5
Commingled funds	755.8	—	—	—	843.0	843.0
Debt securities	514.4	—	488.2	13.2	—	501.4
Equity securities	435.5	726.2	1.1	—	—	727.3
Total	$1,776.2	$796.7	$489.3	$13.2	$843.0	$2,142.2

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $54.0 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33.4	$33.4	$—	$—	$—	$33.4
Commingled funds	732.8	—	—	—	934.9	934.9
Debt securities	489.2	—	495.2	12.7	—	507.9
Equity securities	484.6	962.0	1.4	—	—	963.4
Total	$1,740.0	$995.4	$496.6	$12.7	$934.9	$2,439.6

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $55.6 million of rabbi trust assets and miscellaneous investments.
For the three months ended March 31, 2020 and 2019 there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2020:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$11.3	$81.2	$205.0	$203.9	$501.4

Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.

Cost and fair value of assets held in rabbi trusts:

	March 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1.2	$1.2	$—	$—	$1.2
Mutual funds	11.4	11.2	—	—	11.2
Total	$12.6	$12.4	$—	$—	$12.4

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1.2	$1.2	$—	$—	$1.2
Mutual funds	11.4	13.1	—	—	13.1
Total	$12.6	$14.3	$—	$—	$14.3

(a)	Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
At March 31, 2020, accumulated other comprehensive loss related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.
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
At March 31, 2020, NSP-Minnesota had no commodity contracts designated as cash flow hedges. NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on approved regulatory recovery mechanisms.

NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2020	Dec. 31, 2019
MWh of electricity	61.0	79.1
MMBtu of natural gas	98.5	77.8

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
As of March 31, 2020, seven of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $49.0 million, or 55%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Two of the 10 most significant counterparties, comprising $15.5 million, or 17%, of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $12.2 million or 14% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
As of March 31, 2020, NSP-Minnesota had no activity for electric and natural gas commodity derivatives that were recognized in regulatory (assets) and liabilities.
The impact of derivative activity for Dec. 31, 2019, is as follows:

	Pre-Tax Fair Value Gains Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended March 31, 2019
Other derivative instruments
Electric commodity	$—	$5.3
Natural gas commodity	—	0.9
Total	$—	$6.2

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$0.3	(a)	$—		$—
Total	0.3		—		—
Other derivative instruments
Commodity trading	—		—		3.5	(b)
Electric commodity	—		(1.2)	(c)	—
Natural gas commodity	—		1.1	(d)	(2.0)	(d)
Total	—		(0.1)		1.5

Three Months Ended March 31, 2019
Derivatives designated as cash flow hedges
Interest rate	0.3	(a)	—		—
Total	0.3		—		—
Other derivative instruments
Commodity trading	—		—		0.5	(b)
Electric commodity	—		0.7	(c)	—
Natural gas commodity	—		0.2	(d)	(1.3)	(d)
Total	$—		$0.9		$(0.8)

(a)	Amounts recorded to interest charges.

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

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2020 and 2019.
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At March 31, 2020 and Dec. 31, 2019, there were $11.4 million and $7.1 million derivative instruments in a liability position with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2020 and Dec. 31, 2019.

Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$3.0	$48.0	$15.8	$66.8	$(47.6)	$19.2	$1.6	$39.5	$23.6	$64.7	$(42.1)	$22.6
Electric commodity	—	—	3.4	3.4	(0.3)	3.1	—	—	8.7	8.7	(0.9)	7.8
Natural gas commodity	—	—	—	—	—	—	—	2.1	—	2.1	—	2.1
Total current derivative assets	$3.0	$48.0	$19.2	$70.2	$(47.9)	$22.3	$1.6	$41.6	$32.3	$75.5	$(43.0)	$32.5
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$9.9	$31.2	$21.4	$62.5	$(37.3)	$25.2	$8.5	$29.4	$6.0	$43.9	$(34.8)	$9.1
Total noncurrent derivative assets	$9.9	$31.2	$21.4	$62.5	$(37.3)	25.2	$8.5	$29.4	$6.0	$43.9	$(34.8)	9.1
PPAs (b)						0.1						0.1
Noncurrent derivative instruments						$25.3						$9.2

	March 31, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$3.8	$42.1	$14.1	$60.0	$(47.6)	$12.4	$2.2	$42.1	$15.0	$59.3	$(49.8)	$9.5
Electric commodity	—	—	0.3	0.3	(0.3)	—	—	—	1.0	1.0	(1.0)	—
Natural gas commodity	—	0.2	—	0.2	—	0.2	—	1.7	—	1.7	—	1.7
Total current derivative liabilities	$3.8	$42.3	$14.4	$60.5	$(47.9)	12.6	$2.2	$43.8	$16.0	$62.0	$(50.8)	11.2
PPAs (b)						13.8						13.8
Current derivative instruments						$26.4						$25.0
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2.4	$44.1	$23.4	$69.9	$(5.7)	$64.2	$2.0	$32.3	$17.0	$51.3	$(3.3)	$48.0
Total noncurrent derivative liabilities	$2.4	$44.1	$23.4	$69.9	$(5.7)	64.2	$2.0	$32.3	$17.0	$51.3	$(3.3)	48.0
PPAs (b)						58.7						62.2
Noncurrent derivative instruments						$122.9						$110.2

(a)
NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2020 and Dec. 31, 2019. At both March 31, 2020 and Dec. 31, 2019, derivative assets and liabilities include $31.5 million of obligations to return cash collateral. At March 31, 2020, no derivative assets and liabilities include the rights to reclaim cash collateral and $7.9 million at Dec. 31, 2019. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$5.3	$14.2
Purchases	—	—
Settlements	(11.7)	(3.4)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	6.2	(18.5)
Net gains (losses) recognized as regulatory assets and liabilities	3.0	(2.4)
Balance at March 31	$2.8	$(10.1)

(a)	These amounts relate to commodity derivatives held at the end of the period.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2020 and 2019.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,522.5	$6,264.9	$5,521.3	$6,296.5

Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2020 and Dec. 31, 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6.7	$6.4	$—	$—
Interest cost (a)	7.8	9.3	0.6	0.8
Expected return on plan assets (a)	(13.7)	(13.6)	—	—
Amortization of prior service credit (a)	—	—	(0.7)	(0.8)
Amortization of net loss (a)	8.1	7.5	0.3	0.4
Net periodic benefit cost	8.9	9.6	0.2	0.4
Costs not recognized due to effects of regulation	(1.2)	(1.2)	—	—
Net benefit cost recognized for financial reporting	$7.7	$8.4	$0.2	$0.4

(a)
The components of net periodic cost other than the service cost component are included in the line item “other (expense) income, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2020, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $44.0 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2020.

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
Rate Matters
MEC Transactions — In November 2018, NSP-Minnesota reached an agreement with Southern Power Company (a subsidiary of Southern Company) to purchase MEC, a 760 MW natural gas combined cycle facility, for approximately $650 million. In September 2019, the MPUC denied NSP-Minnesota's request to purchase MEC as a rate base asset. In January 2020, the MPUC approved Xcel Energy’s plan to acquire MEC as a non-regulated investment and step into the existing PPAs with NSP-Minnesota. A newly formed non-regulated subsidiary of Xcel Energy completed the transaction to purchase MEC in January 2020.
In April 2020, Xcel Energy reached agreement to sell MEC to Southwest Generation for $680 million, subject to working capital adjustments. Proceeds from the sale will primarily be used to reduce Xcel Energy’s overall financing needs. The transaction is not anticipated to have a material impact on long-term earnings per share and is expected to close in the third quarter of 2020.
The sale will result in a gain, which Xcel Energy plans to use to fund its corporate giving efforts, including support related to COVID-19 recovery.
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
In March 2019, MPUC approved NSP-Minnesota’s proposal to refund the GE settlement proceeds back to customers through the FCA. It also decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of the pending litigation between GE and NSP-Minnesota’s insurers. The lower court’s decision was affirmed on appeal. In March 2020, NSP-Minnesota’s insurers filed a petition seeking additional review by the Minnesota Supreme Court, which remains pending.
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
FERC accepted the requests for rehearing in January 2020, however, it is uncertain when the FERC will act on the requests or any other pending matters related to the 2019 NOIs. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers.
In March 2020, the FERC issued a Notice of Proposed Rulemaking regarding changes to its policies for transmission incentives, including a proposal to increase the RTO participation adder from 50 to 100 basis points and to make the adder available regardless of whether a utility’s ongoing participation in the RTO is voluntary or required by legislation or a regulator. It is uncertain if or when this change will be adopted and implemented as a final order.
Environmental
MGP, Landfill and Disposal Sites
NSP-Minnesota is currently investigating, remediating or performing post-closure actions at six MGP, landfill or other disposal sites across its service territories.
NSP-Minnesota has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.

Environmental Requirements — Water and Waste
Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste. Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. Currently, NSP-Minnesota has three regulated ash units in operation.
NSP-Minnesota is conducting groundwater sampling and, where appropriate, implementing assessment of corrective measures at certain CCR landfills and surface impoundments. In 2019, groundwater monitoring consistent with the CCR Rule was conducted. No results above the groundwater protection standards in the rule were identified. Until NSP-Minnesota completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
In August 2018, the D.C. Circuit ruled that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. In November 2019, the EPA proposed rules in response to this decision.
If finalized in their current form, these rules would require NSP-Minnesota to expedite closure plans for one impoundment at an estimated cost of $4 million and the construction of a new impoundment at the cost of $8 million. In 2019, NSP-Minnesota initiated the construction of this new impoundment, an ash pond, expected to be in service in 2020. Upon placing the new ash pond in service, the existing ash pond will be taken out of service, and closure activities as prescribed by the CCR Rule and the facility’s National Pollutant Discharge Elimination System permit will be initiated.
Closure costs for existing impoundments are included in the calculation of the asset retirement obligation liability.
VIEs
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at March 31, 2020 and Dec. 31, 2019 with entities that have been determined to be VIEs. NSP-Minnesota concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. Agreements have expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19.4)	$(3.1)	$(22.5)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1 and $0, respectively) (a)	0.2	—	0.2
Net current period other comprehensive income	0.2	—	0.2
Accumulated other comprehensive loss at March 31	$(19.2)	$(3.1)	$(22.3)

(a)	Included in interest charges.

	Three Months Ended March 31, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20.2)	$(2.9)	$(23.1)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1 and $0, respectively) (a)	0.2	—	0.2
Net current period other comprehensive income	0.2	—	0.2
Accumulated other comprehensive loss at March 31	$(20.0)	$(2.9)	$(22.9)

(a)	Included in interest charges.

11. Segment Information
NSP-Minnesota evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
NSP-Minnesota has the following reportable segments:

•
Regulated Electric — The regulated electric utility segment generates electricity which is transmitted and distributed in Minnesota, North Dakota and South Dakota. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes NSP‑Minnesota’s wholesale commodity and trading operations; and

•	Regulated Natural Gas — The regulated natural gas utility segment transports, stores and distributes natural gas in portions of Minnesota and North Dakota.
NSP-Minnesota presents Other, which includes operating segments, with revenues below the necessary quantitative thresholds. Those operating segments primarily include appliance repair services, non-utility real estate activities and revenues associated with processing solid waste into refuse‑derived fuel.

Asset and capital expenditure information is not provided for NSP-Minnesota’s reportable segments. As an integrated electric and natural gas utility, NSP‑Minnesota operates significant assets that are not dedicated to a specific business segment. Reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis. Certain costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators across each segment. In addition, a general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.
NSP-Minnesota’s segment information for the three months ended March 31:

(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues (a)	$1,035.2	$1,078.7
Intersegment revenues	0.1	0.1
Total revenue	1,035.3	1,078.8
Net income	86.0	82.9
Regulated Natural Gas
Operating revenues (b)	$206.1	$264.0
Intersegment revenues	0.2	0.3
Total revenue	206.3	264.3
Net income	23.3	28.7
All Other
Operating revenues	$8.9	$7.8
Net (loss) income	(2.3)	1.6
Consolidated Total
Operating revenues (a)(b)	$1,250.5	$1,350.9
Reconciling eliminations	(0.3)	(0.4)
Total revenues	$1,250.2	$1,350.5
Net income	107.0	113.2

(a)	Operating revenues include $109.6 million and $120.1 million of affiliate electric revenue for the three months ended March 31, 2020 and 2019.

(b)	Operating revenues includes an immaterial amount of affiliate gas revenue for the three months ended March 31, 2020 and 2019.

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

Results of Operations
NSP-Minnesota’s net income was approximately $107.0 million for 2020 year-to-date, compared with approximately $113.2 million for the same period of 2019. Year-to-date results reflect lower natural gas margins, primarily due to unfavorable weather as well as lower electric margin, which reflects the unfavorable weather experienced in North and South Dakota. NSP-Minnesota also recognized increased interest and higher depreciation, partially offset by lower O&M and income taxes.
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
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Electric revenues	$1,035.2	$1,078.7
Electric fuel and purchased power	(363.6)	(391.9)
Electric margin	$671.6	$686.8

Changes in electric margin:

(Millions of Dollars)	2020 vs. 2019
PTCs flowed back to customers (offset by a lower ETR)	$(12.2)
Purchased capacity costs	(6.5)
Estimated impact of weather, net of Minnesota decoupling/sales true-up	(4.9)
Interchange agreement billings with NSP-Wisconsin	(3.0)
Non-fuel riders	13.2
Wholesale transmission revenue (net)	3.0
Retail sales increase, net of Minnesota decoupling/sales true-up	2.1
Other (net)	(6.9)
Total decrease in electric margin	$(15.2)
Natural Gas Margin
Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Natural gas revenues	$206.1	$264.0
Cost of natural gas sold and transported	(125.5)	(174.4)
Natural gas margin	$80.6	$89.6
Changes in natural gas margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(8.8)
Infrastructure and integrity riders	(1.8)
Sales growth (excluding weather impact)	1.2
Other (net)	0.4
Total decrease in natural gas margin	$(9.0)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $16.2 million, or (5.2)%, for 2020 year-to-date. Decrease was driven by lower deferred compensation liabilities (offset in Other (expense) income for rabbi trust investment performance), interchange and distribution costs and timing of maintenance.

Depreciation and Amortization — Depreciation and amortization expense increased $4.4 million, or 2.2%, for 2020 year-to-date. Increase is primarily due to Lake Benton and Foxtail Wind Farms being placed into service along with other miscellaneous equipment additions.
Income Taxes — Income tax expense decreased $11.6 million for the first three months ending March 31, 2020 compared to the same period in 2019. The decrease was primarily driven by increased wind PTCs and lower pretax income. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was (5.5%) for the first three months ending March 31, 2020 compared with 5.0% for the same period in 2019, largely due to the items referenced above.
See Note 6 to the consolidated financial statements for further information.

Public Utility Regulation
The FERC and various state and local regulatory commissions regulate NSP-Minnesota. The electric and natural gas rates charged to customers of NSP-Minnesota are approved by the FERC or the regulatory commissions in the states in which it operates.
The rates are designed to recover plant investment, operating costs and an allowed return on investment. NSP-Minnesota requests changes in rates for utility services through filings with governing commissions.
Changes in operating costs can affect NSP-Minnesota’s financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital. In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Minnesota’s results of operations.
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form  10‑K for the year ended Dec. 31, 2019 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
MPUC
2020 TCR	Electric	$82	November 2019	Pending	In November 2019, NSP-Minnesota filed the 2020 TCR Rider. The filing included an ROE of 9.06%. Timing of an MPUC ruling is uncertain.
2019 GUIC	Natural Gas	$29	November 2018	Received	In November 2018, NSP-Minnesota filed the 2019 GUIC Rider with the MPUC. The filing included an ROE of 10.25%. In January 2020, the MPUC approved an order setting an ROE of 9.04%.
2020 GUIC	Natural Gas	$21	November 2019	Pending	In November 2019, NSP-Minnesota filed the 2020 GUIC Rider with the MPUC. The filing included an ROE of 9.04%. Timing of an MPUC ruling is uncertain.
2020 RES	Electric	$102	November 2019	Pending
In November 2019, NSP-Minnesota filed the 2020 RES Rider with the MPUC. The requested amount includes a true-up for the 2019 rider of $38 million and the 2020 requested amount of $64 million. The filing included an ROE of 9.06%. Timing of an MPUC ruling is uncertain.

2020 Rate Case Stay Out Petition	Electric	N/A	November 2019	Received
In November 2019, NSP-Minnesota filed a three-year electric rate case with the MPUC, which included a stay-out petition. In December 2019, the MPUC verbally approved the stay-out petition including extension of the sales, capital and property tax true-up mechanisms and the delay of any increase to the Nuclear Decommissioning Trust annual accrual until Jan. 1, 2021. A written order of approval was received in March 2020.

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
Intervening parties will provide recommendations and comments on the resource plan. NSP-Minnesota will provide updates to remove its ownership of MEC from the preferred plan. The MPUC required NSP-Minnesota to update its filing to address issues related to its decision on MEC, including certain new modeling scenarios. An updated filing will be made on June 30, 2020. The MPUC is anticipated to make a final decision on the resource plan in the first half of 2021.
Mower Wind Facility — In August 2019, NSP-Minnesota filed a petition with the MPUC to acquire the Mower wind facility from affiliates of NextEra Energy, Inc. for an undisclosed amount. The Mower facility is located in southeastern Minnesota and is currently contracted under a PPA with NSP-Minnesota through 2026. Mower is expected to continue to have approximately 99 MW of capacity following a planned repowering. The acquisition would occur after repowering, which is expected to be completed in 2020 and qualify for the full PTC. NSP-Minnesota will need approval from both the MPUC and FERC to complete the transaction. NSP-Minnesota filed reply comments addressing the DOC’s concerns with the transaction in February 2020. The DOC filed supplemental comments in April 2020. Timing of MPUC and FERC decisions are uncertain.
Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line from Mankato to Winnebago, Minnesota. The project was estimated to cost $108 million and projected to be in-service by the end of 2021. It was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute. The complaint challenged the constitutionality of the statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. The Minnesota state agencies and NSP-Minnesota filed motions to dismiss. In June 2018, the Minnesota District Court granted the defendants’ motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. In September 2019, the estimate was updated to approximately $140 million, due to various changes in build plans. In October 2019, oral arguments were held with the Eighth Circuit Court of Appeals. In February 2020, the Eighth Circuit of Appeals upheld the Minnesota District Court decision to dismiss. It is unknown whether LSP

Transmission intends to appeal this decision.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, for further information. The circumstances set forth in Nuclear Power Operations and Waste Disposal included in Item 1 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
Nuclear Fuel Supply — NSP-Minnesota has contracted for approximately 51% of its 2020 enriched nuclear material requirements from sources that could be impacted by sanctions against entities doing business with Iran. Those sanctions may impact the supply of enriched nuclear material supplied from Russia.  Long-term, through 2030, NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.

Environmental
Environmental Regulation
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans for greenhouse gas reductions from coal-fired power plants. The state plans, due to the EPA in July 2022, will evaluate and potentially require heat rate improvements at existing coal-fired plants. It is not yet known how these state plans will affect our existing coal plants, but they could require substantial additional investment, even in plants slated for retirement. NSP-Minnesota believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.

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
As of March 31, 2020, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors disclosed in the 2019 Form 10-K except as follows:
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. COVID-19 has not had a material impact on our first quarter results; however, we did experience a substantive drop in our sales in April. The severity of the outbreak is uncertain and we cannot ultimately predict whether it will have a material impact on our liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2019, which is incorporated herein by reference as well as other information set forth in this report, which could have a material impact on our financial condition, results of operations and cash flows.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

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

Northern States Power Company (a Minnesota corporation)

May 7, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)