Form 10-Q
period 2020-06-30
NORTHERN STATES POWER CO
filed 2020-07-31
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
OAG	Minnesota Office of the Attorney General
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ASC	FASB Accounting Standards Codification
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the United States EPA regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
IPP	Independent power producing entity
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right of first refusal
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TOs	Transmission owners
VIE	Variable interest entity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Operating revenues
Electric, non-affiliates	$989.6	$981.0	$1,915.3	$1,939.6
Electric, affiliates	106.1	116.2	215.7	236.3
Natural gas	75.0	79.4	281.1	343.5
Other	9.2	8.4	18.0	16.1
Total operating revenues	1,179.9	1,185.0	2,430.1	2,535.5

Operating expenses
Electric fuel and purchased power	403.3	404.4	767.0	796.3
Cost of natural gas sold and transported	29.8	33.9	155.3	208.3
Cost of sales — other	5.7	5.4	11.3	10.6
Operating and maintenance expenses	290.3	305.5	586.1	617.4
Conservation program expenses	24.6	25.6	55.9	58.1
Depreciation and amortization	205.1	197.5	407.3	395.1
Taxes (other than income taxes)	63.0	65.4	131.6	135.0
Total operating expenses	1,021.8	1,037.7	2,114.5	2,220.8

Operating income	158.1	147.3	315.6	314.7

Other income (expense), net	3.0	(1.3)	(2.4)	0.2

Allowance for funds used during construction — equity	7.2	5.5	14.1	10.6

Interest charges and financing costs
Interest charges — includes other financing costs of $1.9, $1.8, $3.8 and $3.6, respectively	61.2	56.9	121.9	114.1
Allowance for funds used during construction — debt	(3.2)	(3.0)	(6.3)	(5.5)
Total interest charges and financing costs	58.0	53.9	115.6	108.6

Income before income taxes	110.3	97.6	211.7	216.9
Income tax (benefit) expense	(7.1)	1.7	(12.7)	7.8
Net income	$117.4	$95.9	$224.4	$209.1

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income	$117.4	$95.9	$224.4	$209.1
Other comprehensive income
Pension and retiree medical benefits:
Reclassifications of loss to net income, net of tax of $—	0.1	—	0.1	—
Derivative instruments:
Reclassification of losses to net income, net of tax of $—, $0.1, $0.1 and $0.1, respectively	0.2	0.2	0.4	0.4

Total other comprehensive income	0.3	0.2	0.5	0.4
Total comprehensive income	$117.7	$96.1	$224.9	$209.5

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2020	2019
Operating activities
Net income	$224.4	$209.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	410.8	398.1
Nuclear fuel amortization	64.7	58.1
Deferred income taxes	(39.1)	(5.8)
Amortization of investment tax credits	(0.8)	(0.7)
Allowance for equity funds used during construction	(14.1)	(10.6)
Provision for bad debts	8.9	5.0
Net realized and unrealized hedging and derivative transactions	8.7	6.5
Changes in operating assets and liabilities:
Accounts receivable	4.9	50.9
Accrued unbilled revenues	25.8	37.8
Inventories	8.7	17.5
Other current assets	(6.2)	(23.7)
Accounts payable	(18.5)	(32.0)
Net regulatory assets and liabilities	(8.6)	(100.4)
Other current liabilities	(91.5)	(76.6)
Pension and other employee benefit obligations	(47.3)	(46.7)
Other, net	6.5	(12.5)
Net cash provided by operating activities	537.3	474.0

Investing activities
Utility capital/construction expenditures	(541.1)	(522.7)
Purchases of investment securities	(1,159.8)	(488.1)
Proceeds from the sale of investment securities	1,149.6	477.9
Investments in utility money pool arrangement	(560.0)	(219.0)
Repayments from utility money pool arrangement	560.0	219.0
Other, net	0.2	(0.4)
Net cash used in investing activities	(551.1)	(533.3)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(30.0)	44.0
Borrowings under utility money pool arrangement	118.0	99.0
Repayments under utility money pool arrangement	(118.0)	(49.0)
Proceeds from issuance of long-term debt	678.2	—
Capital contributions from parent	214.1	134.9
Dividends paid to parent	(193.9)	(177.4)
Other, net	3.4	—
Net cash provided by financing activities	671.8	51.5

Net change in cash, cash equivalents and restricted cash	658.0	(7.8)
Cash, cash equivalents and restricted cash at beginning of period	126.3	50.0
Cash, cash equivalents and restricted cash at end of period	$784.3	$42.2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(110.7)	$(105.5)
Cash paid for income taxes, net	(22.9)	(42.6)
Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$298.1	$107.8
Inventory transfers to property, plant and equipment	10.4	9.6
Operating lease right-of-use assets	—	628.5
Allowance for equity funds used during construction	14.1	10.6

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$784.3	$126.3
Accounts receivable, net	342.6	359.8
Accounts receivable from affiliates	21.9	43.8
Accrued unbilled revenues	223.9	250.7
Inventories	285.7	304.8
Regulatory assets	346.3	320.1
Derivative instruments	45.3	32.5
Prepaid taxes	3.9	—
Prepayments and other	37.6	31.5
Total current assets	2,091.5	1,469.5

Property, plant and equipment	14,584.8	14,244.0

Other assets
Nuclear decommissioning fund and other investments	2,450.0	2,495.2
Regulatory assets	1,164.6	1,125.0
Derivative instruments	27.0	9.2
Operating lease right-of-use assets	525.4	563.8
Other	6.7	9.7
Total other assets	4,173.7	4,202.9
Total assets	$20,850.0	$19,916.4

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$300.1	$300.0
Short-term debt	—	30.0
Accounts payable	470.4	388.0
Accounts payable to affiliates	62.6	76.0
Regulatory liabilities	153.8	141.0
Taxes accrued	196.9	232.1
Accrued interest	73.3	72.2
Dividends payable to parent	105.4	94.3
Derivative instruments	23.0	25.0
Customer deposits	34.5	46.4
Operating lease liabilities	82.3	79.9
Other	150.4	154.9
Total current liabilities	1,652.7	1,639.8

Deferred credits and other liabilities
Deferred income taxes	1,748.9	1,779.1
Deferred investment tax credits	19.0	19.7
Regulatory liabilities	1,921.7	1,937.1
Asset retirement obligations	2,453.0	2,280.3
Derivative instruments	122.7	110.2
Pension and employee benefit obligations	189.3	235.9
Operating lease liabilities	484.1	525.7
Other	66.6	85.5
Total deferred credits and other liabilities	7,005.3	6,973.5

Capitalization
Long-term debt	5,902.2	5,221.3
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at June 30, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	4,256.8	4,067.9
Retained earnings	2,055.0	2,036.4
Accumulated other comprehensive loss	(22.0)	(22.5)
Total common stockholder’s equity	6,289.8	6,081.8
Total liabilities and equity	$20,850.0	$19,916.4
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2020 and 2019
Balance at March 31, 2019	1,000,000	$—	$3,794.2	$1,990.6	$(22.9)	$5,761.9
Net income				95.9		95.9
Other comprehensive income					0.2	0.2
Dividends declared to parent				(95.3)		(95.3)
Contribution of capital by parent			4.8			4.8
Balance at June 30, 2019	1,000,000	$—	$3,799.0	$1,991.2	$(22.7)	$5,767.5

Balance at March 31, 2020	1,000,000	$—	$4,147.9	$2,043.0	$(22.3)	$6,168.6
Net income				117.4		117.4
Other comprehensive income					0.3	0.3
Dividends declared to parent				(105.4)		(105.4)
Contribution of capital by parent			108.9			108.9
Balance at June 30, 2020	1,000,000	$—	$4,256.8	$2,055.0	$(22.0)	$6,289.8

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2020 and 2019
Balance at Dec. 31, 2018	1,000,000	$—	$3,624.2	$1,972.0	$(23.1)	$5,573.1
Net income				209.1		209.1
Other comprehensive income					0.4	0.4
Dividends declared to parent				(189.9)		(189.9)
Contribution of capital by parent			174.8			174.8
Balance at June 30, 2019	1,000,000	$—	$3,799.0	$1,991.2	$(22.7)	$5,767.5

Balance at Dec. 31,2019	1,000,000	$—	$4,067.9	$2,036.4	$(22.5)	$6,081.8
Net income				224.4		224.4
Other comprehensive income					0.5	0.5
Dividends declared to parent				(205.0)		(205.0)
Contribution of capital by parent			188.9			188.9
Adoption of ASC Topic 326				$(0.8)		(0.8)
Balance at June 30, 2020	1,000,000	$—	$4,256.8	$2,055.0	$(22.0)	$6,289.8

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and six months ended June 30, 2020 and 2019; and its cash flows for the six months ended June 30, 2020 and 2019. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2020 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019 balance sheet information has been derived from the audited 2019 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2019. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2019, filed with the SEC on Feb. 21, 2020. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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
NSP-Minnesota implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.8 million (after tax) to retained earnings on Jan. 1, 2020. Other than first-time recognition of an allowance for doubtful accounts on accrued unbilled revenues, the
Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on NSP-Minnesota’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$366.0	$382.8
Less allowance for bad debts	(23.4)	(23.0)
Accounts receivable, net	$342.6	$359.8

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$179.9	$175.6
Fuel	95.1	103.2
Natural gas	10.7	26.0
Total Inventories	$285.7	$304.8

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Property, plant and equipment
Electric plant	$19,054.8	$18,519.5
Natural gas plant	1,593.2	1,562.9
Common and other property	908.2	886.7
Construction work in progress	885.4	846.3
Total property, plant and equipment	22,441.6	21,815.4
Less accumulated depreciation	(8,181.0)	(7,945.3)
Nuclear fuel	2,924.8	2,909.8
Less accumulated amortization	(2,600.6)	(2,535.9)
Property, plant and equipment, net	$14,584.8	$14,244.0

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
Money pool borrowings for NSP-Minnesota were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	32
Maximum amount outstanding	—	250
Weighted average interest rate, computed on a daily basis	—%	2.05%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$500	$500
Amount outstanding at period end	—	30
Average amount outstanding	—	71
Maximum amount outstanding	—	317
Weighted average interest rate, computed on a daily basis	—%	2.59%
Weighted average interest rate at period end	N/A	2.05
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2020 and Dec. 31, 2019, there were $10 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
NSP-Minnesota has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At June 30, 2020, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$500	$10	$490
(a)This credit facility expires in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2020 and Dec. 31, 2019.
Bilateral Credit Agreement — In March 2019, NSP-Minnesota entered into a one-year uncommitted bilateral credit agreement. This facility is limited in use to support letters of credit. In March 2020, NSP-Minnesota renewed its bilateral credit agreement for an additional one-year term.
As of June 30, 2020, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$31	$44
Long-Term Borrowings
During the six months ended June 30, 2020, NSP-Minnesota issued $700 million of 2.60% first mortgage bonds due June 1, 2051.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consists of the following:

	Three Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$329.5	$38.6	$7.6	$375.7
Commercial and industrial	466.9	26.7	—	493.6
Other	8.5	—	1.6	10.1
Total retail	804.9	65.3	9.2	879.4
Wholesale	37.2	—	—	37.2
Transmission	63.5	—	—	63.5
Interchange	106.1	—	—	106.1
Other	6.4	2.0	—	8.4
Total revenue from contracts with customers	1,018.1	67.3	9.2	1,094.6
Alternative revenue and other	77.6	7.7	—	85.3
Total revenues	$1,095.7	$75.0	$9.2	$1,179.9

	Three Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$288.1	$40.9	$7.1	$336.1
Commercial and industrial	519.5	32.0	—	551.5
Other	7.6	—	1.3	8.9
Total retail	815.2	72.9	8.4	896.5
Wholesale	53.1	—	—	53.1
Transmission	55.3	—	—	55.3
Interchange	116.2	—	—	116.2
Other	3.9	1.8	—	5.7
Total revenue from contracts with customers	1,043.7	74.7	8.4	1,126.8
Alternative revenue and other	53.5	4.7	—	58.2
Total revenues	$1,097.2	$79.4	$8.4	$1,185.0

	Six Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$629.6	$152.1	$15.0	$796.7
Commercial and industrial	911.6	108.8	—	1,020.4
Other	16.5	—	3.0	19.5
Total retail	1,557.7	260.9	18.0	1,836.6
Wholesale	82.6	—	—	82.6
Transmission	119.4	—	—	119.4
Interchange	215.7	—	—	215.7
Other	8.3	3.3	—	11.6
Total revenue from contracts with customers	1,983.7	264.2	18.0	2,265.9
Alternative revenue and other	147.3	16.9	—	164.2
Total revenues	$2,131.0	$281.1	$18.0	$2,430.1

	Six Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$615.0	$190.5	$14.0	$819.5
Commercial and industrial	987.0	140.8	—	1,127.8
Other	15.9	—	2.1	18.0
Total retail	1,617.9	331.3	16.1	1,965.3
Wholesale	100.0	—	—	100.0
Transmission	115.7	—	—	115.7
Interchange	236.3	—	—	236.3
Other	8.7	2.9	—	11.6
Total revenue from contracts with customers	2,078.6	334.2	16.1	2,428.9
Alternative revenue and other	97.3	9.3	—	106.6
Total revenues	$2,175.9	$343.5	$16.1	$2,535.5

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Six Months Ended June 30
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.1	7.1
Increases (decreases) in tax from:
Wind PTCs	(25.8)	(15.9)
Plant regulatory differences (a)	(7.8)	(8.0)
Other tax credits, net of NOL & tax credit allowances	(1.4)	(1.2)
Other (net)	0.9	0.6
Effective income tax rate	(6.0)%	3.6%
(a)  Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reduction.. .
Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Years	Expiration
2009 - 2013	September 2020
2014 - 2016	June 2021
In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. In April 2020, Xcel Energy and Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of June 30, 2020, no adjustments have been proposed.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2020, NSP-Minnesota’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$14.6	$14.8
Unrecognized tax benefit — Temporary tax positions	4.8	4.9
Total unrecognized tax benefit	$19.4	$19.7
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(16.6)	$(16.3)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $12.5 million and $11.3 million at June 30, 2020 and Dec. 31, 2019, respectively.
As the IRS audit progresses and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $11.1 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Payable for interest related to unrecognized tax benefits at beginning of period	$(1.6)	$(1.2)
Interest benefit (expense) related to unrecognized tax benefits	0.2	(0.4)
Payable for interest related to unrecognized tax benefits at end of period	$(1.4)	$(1.6)
No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2020 or Dec. 31, 2019.

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
•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices;

•Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs; and
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.
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
Unrealized gains for the nuclear decommissioning fund were $637.4 million and $705.5 million as of June 30, 2020 and Dec. 31, 2019, respectively, and unrealized losses were $16.8 million and $5.9 million as of June 30, 2020 and Dec. 31, 2019, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$21.6	$21.6	$—	$—	$—	$21.6
Commingled funds	766.0	—	—	—	897.2	897.2
Debt securities	512.9	—	531.0	10.0	—	541.0
Equity securities	473.5	933.5	1.3	—	—	934.8
Total	$1,774.0	$955.1	$532.3	$10.0	$897.2	$2,394.6
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $55.4 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33.4	$33.4	$—	$—	$—	$33.4
Commingled funds	732.8	—	—	—	934.9	934.9
Debt securities	489.2	—	495.2	12.7	—	507.9
Equity securities	484.6	962.0	1.4	—	—	963.4
Total	$1,740.0	$995.4	$496.6	$12.7	$934.9	$2,439.6
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $55.6 million of rabbi trust assets and miscellaneous investments.
For the three and six months ended June 30, 2020 and 2019 there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2020:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$(3.8)	$97.6	$212.1	$235.1	$541.0
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	June 30, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1.2	$1.2	$—	$—	$1.2
Mutual funds	12.9	13.9	—	—	13.9
Total	$14.1	$15.1	$—	$—	$15.1

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1.2	$1.2	$—	$—	$1.2
Mutual funds	11.4	13.1	—	—	13.1
Total	$12.6	$14.3	$—	$—	$14.3
(a) Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
Derivative Instruments Fair Value Measurements
NSP-Minnesota enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates, utility commodity prices and vehicle fuel prices.
Interest Rate Derivatives — NSP-Minnesota enters into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes, with changes in fair value prior to settlement recorded as other comprehensive income.
At June 30, 2020, accumulated other comprehensive loss related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.
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
At June 30, 2020, NSP-Minnesota had no commodity contracts designated as cash flow hedges. NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on approved regulatory recovery mechanisms.
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2020	Dec. 31, 2019
Megawatt hours of electricity	95.3	79.1
Million British thermal units of natural gas	82.9	77.8
(a)Amounts are not reflective of net positions in the underlying commodities.
(b)Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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

As of June 30, 2020, six of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $40.5 million, or 51%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $16.0 million, or 20%, of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $13.2 million or 17% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
The impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2020
Other derivative instruments
Electric commodity	$—	$2.3
Natural gas commodity	—	(0.3)
Total	$—	$2.0

Six Months Ended June 30, 2020
Other derivative instruments
Electric commodity	$—	$2.4
Natural gas commodity	—	0.2
Total	$—	$2.6

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2019
Other derivative instruments
Electric commodity	$—	$15.6
Natural gas commodity	—	(0.2)
Total	$—	$15.4

Six Months Ended June 30, 2019
Other derivative instruments
Electric commodity	$—	$(0.5)
Natural gas commodity	—	(0.3)
Total	$—	$(0.8)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$0.2	(a)	$—		$—
Total	$0.2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(1.3)	(b)
Electric commodity	—		(0.7)	(c)	—
Total	$—		$(0.7)		$(1.3)

Six Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$0.5	(a)	$—		$—
Total	$0.5		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.7	(b)
Electric commodity	—		(1.9)	(c)	—
Natural gas commodity	—		1.2	(d)	(2.0)	(d)
Total	$—		$(0.7)		$(1.3)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.3	(a)	$—		$—
Total	$0.3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$1.6	(b)
Total	$—		$—		$1.6

Six Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.5	(a)	$—		$—
Total	$0.5		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(1.2)	(b)
Electric commodity	—		0.8	(c)	—
Natural gas commodity	—		0.2	(d)	(1.3)	(d)
Total	$—		$1.0		$(2.5)

(a)Amounts recorded to interest charges.
(b)Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)Amounts are recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
(d)Amounts are recorded to cost of natural gas sold and transported. These derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2020 and 2019.
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At June 30, 2020 and Dec. 31, 2019, there were $8.4 million and $7.1 million derivative instruments in a liability position with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2020 and Dec. 31, 2019.
Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$2.5	$35.3	$9.8	$47.6	$(31.7)	$15.9	$1.6	$39.5	$23.6	$64.7	$(42.1)	$22.6
Electric commodity	—	—	29.7	29.7	(1.4)	28.3	—	—	8.7	8.7	(0.9)	7.8
Natural gas commodity	—	1.1	—	1.1	—	1.1	—	2.1	—	2.1	—	2.1
Total current derivative assets	$2.5	$36.4	$39.5	$78.4	$(33.1)	$45.3	$1.6	$41.6	$32.3	$75.5	$(43.0)	$32.5
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$9.7	$30.7	$23.7	$64.1	$(37.2)	$26.9	$8.5	$29.4	$6.0	$43.9	$(34.8)	$9.1
Total noncurrent derivative assets	$9.7	$30.7	$23.7	$64.1	$(37.2)	26.9	$8.5	$29.4	$6.0	$43.9	$(34.8)	9.1
PPAs (b)						0.1						0.1
Noncurrent derivative instruments						$27.0						$9.2

	June 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$3.2	$28.9	$8.1	$40.2	$(31.6)	$8.6	$2.2	$42.1	$15.0	$59.3	$(49.8)	$9.5
Electric commodity	—	—	1.4	1.4	(1.4)	—	—	—	1.0	1.0	(1.0)	—
Natural gas commodity	—	0.5	—	0.5	—	0.5	—	1.7	—	1.7	—	1.7
Total current derivative liabilities	$3.2	$29.4	$9.5	$42.1	$(33.0)	9.1	$2.2	$43.8	$16.0	$62.0	$(50.8)	11.2
PPAs (b)						13.9						13.8
Current derivative instruments						$23.0						$25.0
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$3.0	$51.8	$18.3	$73.1	$(5.7)	$67.4	$2.0	$32.3	$17.0	$51.3	$(3.3)	$48.0
Total noncurrent derivative liabilities	$3.0	$51.8	$18.3	$73.1	$(5.7)	67.4	$2.0	$32.3	$17.0	$51.3	$(3.3)	48.0
PPAs (b)						55.3						62.2
Noncurrent derivative instruments						$122.7						$110.2
(a)NSP-Minnesota nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2020 and Dec. 31, 2019. At both June 30, 2020 and Dec. 31, 2019, derivative assets and liabilities include $31.5 million of obligations to return cash collateral. At June 30, 2020, no derivative assets and liabilities include the rights to reclaim cash collateral and $7.9 million at Dec. 31, 2019. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30
(Millions of Dollars)	2020	2019
Balance at April 1	$2.8	$(10.0)
Purchases	28.0	16.7
Settlements	(12.6)	(3.1)
Net transactions recorded during the period:
Gains recognized in earnings (a)	10.9	7.0
Net gains (losses) recognized as regulatory assets and liabilities	6.3	(4.6)
Balance at June 30	$35.4	$6.0
	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$5.3	$14.3
Purchases	28.0	16.7
Settlements	(24.3)	(6.4)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	17.1	(11.6)
Net gains (losses) recognized as regulatory assets and liabilities	9.3	(7.0)
Balance at June 30	$35.4	$6.0
(a)These amounts relate to commodity derivatives held at the end of the period.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2020 and 2019.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,202.3	$7,517.5	$5,521.3	$6,296.5
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2020 and Dec. 31, 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6.7	$6.3	$—	$—
Interest cost (a)	7.8	9.3	0.6	0.8
Expected return on plan assets (a)	(13.7)	(13.6)	—	—
Amortization of prior service credit (a)	—	—	(0.7)	(0.8)
Amortization of net loss (a)	8.1	7.6	0.3	0.4
Net periodic benefit cost	8.9	9.6	0.2	0.4
Costs not recognized due to effects of regulation	(1.2)	(1.5)	—	—
Net benefit cost recognized for financial reporting	$7.7	$8.1	$0.2	$0.4

	Six Months Ended June 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$13.5	$12.7	$0.1	$0.1
Interest cost (a)	15.6	18.5	1.3	1.6
Expected return on plan assets (a)	(27.5)	(27.1)	(0.1)	(0.1)
Amortization of prior service credit (a)	—	(0.1)	(1.5)	(1.5)
Amortization of net loss (a)	16.3	15.1	0.6	0.7
Net periodic benefit cost	17.9	19.1	0.4	0.8
Costs not recognized due to effects of regulation	(2.5)	(2.7)	—	—
Net benefit cost recognized for financial reporting	$15.4	$16.4	$0.4	$0.8
(a)  The components of net periodic cost other than the service cost component are included in the line item “other income (expense), net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.
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

Rate Matters
MEC Transactions — In January 2020, Xcel Energy, Inc. purchased MEC, a 760 MW natural gas combined cycle facility, for approximately $650 million from Southern Power Company (a subsidiary of Southern Company).
In July 2020, Xcel Energy sold MEC to Southwest Generation for $680 million, subject to working capital adjustments. Proceeds from the sale will primarily be used to reduce Xcel Energy’s overall financing needs.
NSP-Minnesota — Sherco — In NSP-Minnesota’s 2013 fuel reconciliation filing, the MPUC made recovery of replacement power costs associated with the 2011 incident at its Sherco Unit 3 plant provisional and subject to further review following conclusion of litigation commenced by NSP-Minnesota, SMMPA (Co-owner of Sherco Unit 3) and insurance companies against GE.
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
In March 2019, MPUC approved NSP-Minnesota’s proposal to refund the GE settlement proceeds back to customers through the FCA. It also decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of the pending litigation between GE and NSP-Minnesota’s insurers. The lower court’s decision was affirmed on appeal. In March 2020, NSP-Minnesota’s insurers filed a petition seeking additional review by the Minnesota Supreme Court. On April 28, 2020, the Minnesota Supreme Court denied the insurers’ petition for further review, ending the litigation. In accordance with a prior MPUC order, NSP-Minnesota will now make a compliance filing on Aug. 21, 2020, detailing all costs that resulted from the outage and all insurance recoveries received by NSP-Minnesota in connection with the outage. The MPUC has indicated it intends to review the prudence of the Company’s actions and costs in connection with the outage now that the ligation is complete. The MPUC, however, has not specified what process it will use to complete that review.
Westmoreland Arbitration - On Nov. 14, 2014, certain insurers for Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota and other entities (SMMPA and Western Fuels Association), seeking recovery of alleged business losses following the Nov. 19, 2011 incident involving a failure of a low-pressure turbine in Sherco Unit 3. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause of the applicable coal supply agreement to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards. Westmoreland’s insurers quantified their losses as approximately $36 million.
All parties tolled the arbitration pending resolution of a separate lawsuit brought by NSP-Minnesota, SMMPA, and their insurers against various GE entities based on the inspection and maintenance advice GE provided for Sherco Unit 3. That litigation has been resolved and notice of resolution was served July 6, 2020, triggering the arbitration to resume. NSP-Minnesota denies the claims asserted by the Westmoreland insurers, believes it properly stopped the supply of coal based upon the force majeure provision in the coal supply agreement and intends to defend the matter. It is uncertain when a final resolution will occur, but it is unlikely that an arbitration hearing will take place before 2021. At June 30, 2020, a reasonable estimate of the damages or range of damages cannot be determined.
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
In November 2019, the FERC issued Opinion No. 569 adopting a new ROE methodology and settling the MISO base ROE at 9.88% (10.38% with the RTO adder), effective Sept. 28, 2016 and for the refund period in the first complaint. The FERC also dismissed the second complaint. In December 2019, MISO TOs filed a request for rehearing. Customers also filed requests for rehearing, claiming among other points, that the FERC erred by dismissing the second complaint without refunds.
FERC accepted the requests for rehearing in January 2020.
In March 2020, the FERC issued a Notice of Proposed Rulemaking regarding changes to its policies for transmission incentives, including a proposal to increase the RTO participation adder from 50 to 100 basis points and to make the adder available regardless of whether a utility’s ongoing participation in the RTO is voluntary or required by legislation or a regulator.
In May 2020, the FERC issued Opinion No. 569-A, which granted rehearing in part to Opinion 569 and further refined the FERC’s ROE methodology, most significantly to incorporate the risk premium model (in addition to the discounted cash flow and capital asset pricing models), resulting in a new base ROE of 10.02%, effective Sept. 28, 2016 and for the refund period in the first complaint. The FERC also affirmed its decision in Opinion 569 to dismiss the second complaint.

Although the May 2020 Order remains subject to pending requests for rehearing, as well as the pending judicial review, NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers.
Environmental
MGP, Landfill and Disposal Sites
NSP-Minnesota is currently investigating, remediating or performing post-closure actions at seven MGP, landfill or other disposal sites across its service territories.
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
If finalized in their current form, these rules would require NSP-Minnesota to expedite closure plans for one impoundment at an estimated cost of $4.0 million and the construction of a new impoundment at the cost of $8.5 million. In 2019, NSP-Minnesota initiated the construction of this new impoundment, an ash pond, expected to be in service in 2020. Upon placing the new ash pond in service, the existing ash pond will be taken out of service, and closure activities as prescribed by the CCR Rule and the facility’s National Pollutant Discharge Elimination System permit will be initiated.
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
NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at June 30, 2020 and Dec. 31, 2019 with entities that have been determined to be VIEs. NSP-Minnesota concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. Agreements have expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April. 1	$(19.2)	$(3.1)	$(22.3)	$(20.0)	$(2.9)	$(22.9)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $—, $—, $0.1 and $—, respectively) (a)	0.2	—	0.2	0.2	—	0.2
Amortization of net actuarial loss (net of taxes of $—) (b)	—	0.1	0.1	—	—	—
Net current period other comprehensive income	0.2	0.1	0.3	0.2	—	0.2
Accumulated other comprehensive loss at June 30	$(19.0)	$(3.0)	$(22.0)	$(19.8)	$(2.9)	$(22.7)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19.4)	$(3.1)	$(22.5)	$(20.2)	$(2.9)	$(23.1)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $—, $0.1 and $—, respectively) (a)	0.4	—	0.4	0.4	—	0.4
Amortization of net actuarial loss (net of taxes of $—) (b)	—	0.1	0.1	—	—	—
Net current period other comprehensive income	0.4	0.1	0.5	0.4	—	0.4
Accumulated other comprehensive loss at June 30	$(19.0)	$(3.0)	$(22.0)	$(19.8)	$(2.9)	$(22.7)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs.

11. Segment Information
NSP-Minnesota evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
NSP-Minnesota has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates electricity which is transmitted and distributed in Minnesota, North Dakota and South Dakota. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes NSP-Minnesota’s wholesale commodity and trading operations; and
•Regulated Natural Gas — The regulated natural gas utility segment transports, stores and distributes natural gas in portions of Minnesota and North Dakota.
NSP-Minnesota presents Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include appliance repair services, non-utility real estate activities and revenues associated with processing solid waste into refuse-derived fuel.
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
NSP-Minnesota’s segment information for the three and six months ended June 30:

	Three Months Ended June 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues (a)	$1,095.7	$1,097.2
Intersegment revenues	0.1	0.2
Total revenue	$1,095.8	$1,097.4
Net income	113.2	93.9
Regulated Natural Gas
Operating revenues (b)	$75.0	$79.4
Intersegment revenues	0.1	0.2
Total revenue	$75.1	$79.6
Net income	0.6	0.3
All Other
Operating revenues	$9.2	$8.4
Net income	3.6	1.7
Consolidated Total
Operating revenues (a)(b)	$1,180.1	$1,185.4
Reconciling eliminations	(0.2)	(0.4)
Total operating revenues	$1,179.9	$1,185.0
Net income	117.4	95.9
(a) Operating revenues include $106.1 million and $116.2 million of affiliate electric revenue for the three months ended June 30, 2020 and 2019.
(b) Operating revenues includes an immaterial amount of affiliate gas revenue for the three months ended June 30, 2020 and 2019.

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues (a)	$2,131.0	$2,175.9
Intersegment revenues	0.2	0.3
Total revenue	$2,131.2	$2,176.2
Net income	199.2	176.8
Regulated Natural Gas
Operating revenues (b)	$281.1	$343.5
Intersegment revenues	0.3	0.5
Total revenue	$281.4	$344.0
Net income	23.9	29.0
All Other
Operating revenues	$18.0	$16.1
Net income	1.3	3.3
Consolidated Total
Operating revenues (a)(b)	$2,430.6	$2,536.3
Reconciling eliminations	(0.5)	(0.8)
Total operating revenues	$2,430.1	$2,535.5
Net income	224.4	209.1
(a) Operating revenues include $215.7 million and $236.3 million of affiliate electric revenue for the six months ended June 30, 2020 and 2019.
(b) Operating revenues includes an immaterial amount of affiliate gas revenue for the six months ended June 30, 2020 and 2019.

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

Results of Operations
NSP-Minnesota’s net income was approximately $224.4 million for six months ended June 30, compared with approximately $209.1 million for the same period of 2019. Year-to-date results reflect lower O&M and income taxes, partially offset by lower electric (reflecting lower sales from COVID-19) and natural gas margins as well as higher depreciation. Lower electric margins were due primarily to increased PTCs flowed back to customers (offset in income tax) and decreased sales, partially offset by non-fuel riders.
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
Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Electric revenues	$2,131.0	$2,175.9
Electric fuel and purchased power	(767.0)	(796.3)
Electric margin	$1,364.0	$1,379.6
Changes in electric margin:

(Millions of Dollars)	2020 vs. 2019
PTCs flowed back to customers (offset by a lower ETR)	$(27.7)
Purchased capacity costs	(12.5)
Sales and demand (a)	(10.3)
Non-fuel riders	25.0
Wholesale transmission revenue (net)	7.6
Other (net)	1.0
Total decrease in electric margin	$(16.9)
(a)Sales decline excludes weather impact, net of decoupling/sales true-up and decrease in demand revenue is net of sales true-up.
Natural Gas Margin
Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Natural gas revenues	$281.1	$343.5
Cost of natural gas sold and transported	(155.3)	(208.3)
Natural gas margin	$125.8	$135.2
Changes in natural gas margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(9.1)
Infrastructure and integrity riders	(1.5)
Sales growth (excluding weather impact)	1.3
Other (net)	(0.1)
Total decrease in natural gas margin	$(9.4)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $31.3 million, or (5.1)%, for 2020 year-to-date. The decrease was primarily due to cost mitigation efforts to offset the negative impacts of COVID-19 including allocation of workforce, material and supply management, performance of maintenance, as well as, employee benefits, which was partially offset by higher interchange billings with NSP-Wisconsin.
Depreciation and Amortization — Depreciation and amortization expense increased $12.2 million, or 3.1% year-to-date. Increase is mainly due to normal system expansion, and the in-servicing of three wind farms (Foxtail, Blazing Star 1, and Lake Benton). This is partially offset by plant life extensions and change in property tax and non-fuel rider amortization.
Income Taxes — Income tax expense decreased $20.5 million for the first six months ending June 30, 2020 compared to the same period in 2019. The decrease was primarily driven by increased wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was (6.0%) for the first six months ending June 30, 2020 compared with 3.6% for the same period in 2019, largely due to the items referenced above.
See Note 6 to the consolidated financial statements for further information

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
Changes in operating costs can affect NSP-Minnesota’s financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts, and the cost of capital. In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Minnesota’s results of operations.
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 and in Item 2 of NSPM’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
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

NSP-Minnesota — Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034. The plan would result in an 80% carbon reduction by 2030 (from 2005) and puts NSP-Minnesota on a path to achieving its vision of being 100% carbon-free by 2050.
In June 2020, NSP-Minnesota filed a supplement to its resource plan, including new modeling scenarios required by the MPUC. The updated preferred resource plan reflects the following:
•Retirement of all coal generation by 2030 with reduced operations at some units prior to retirement, including the early retirement of the King coal plant (511 MW) in 2028 and the Sherco 3 coal plant (517 MW) in 2030;
•Extending the life of the Monticello nuclear plant from 2030 to 2040;
•Continuing to run the Prairie Island nuclear plant through current end of life (2033 and 2034);
•Construction of the Sherco combined cycle natural gas plant;
•The addition of 3,500 MW of solar;
•The addition of 2,250 MW of wind;
•2,600 MW of firm peaking (combustion turbine, pumped hydro, battery storage, demand response etc.);
•Achieving 780 GWh in energy efficiency savings annually through 2034; and
•Adding 400 MW of incremental demand response by 2023, and a total of 1,500 MW of demand response by 2034.
Initial comments are due Oct. 30, 2020 and reply comments are due Jan. 15, 2021. The MPUC is anticipated to make a final decision in the first half of 2021.

Minnesota Relief and Recovery — In 2020, the MPUC opened a Relief and Recovery docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19. In June 2020, NSP-Minnesota filed a Relief & Recovery proposal which identified approximately $3 billion of capital investment which may assist in Minnesota’s economic recovery from COVID-19. The filing included the following components:
•A wind repowering solicitation that could result in 800 to 1,000 MW with an estimated incremental investment of $1.0 to $1.4 billion;
•A 460 MW solar facility with an incremental investment of approximately $650 million;
•Incremental electric vehicle investment and rebates with an estimated cost of $155 million;
•Accelerated transmission investment of $180 million;
•Accelerated distribution investment of $615 million; and
•Accelerated natural gas investment of $50 million.
The MPUC scheduled a planning meeting to determine the procedural process and next steps.
NSP-Minnesota — Mower Wind Facility — In August 2019, NSP-Minnesota filed a petition with the MPUC to acquire the Mower wind facility from affiliates of NextEra Energy, Inc. The facility is currently contracted under a PPA with NSP-Minnesota through 2026. Mower is expected to continue to have approximately 99 MW of capacity following a planned repowering. The acquisition would occur after repowering, which is expected to be completed in 2020 and qualify for the full PTC. NSP-Minnesota will need approval from both the MPUC and FERC to complete the transaction. The MPUC is expected to rule on the request in the third quarter of 2020.

Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line from Mankato to Winnebago, Minnesota. The project is estimated to cost $140 million and projected to be in-service by the end of 2021. It was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute.
The complaint challenged the constitutionality of the statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. In June 2018, the Minnesota District Court granted Minnesota state agencies and NSP-Minnesota’s motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. In February 2020, the Eighth Circuit Court of Appeals upheld the Minnesota District Court decision to dismiss. In June 2020, the Eighth Circuit denied LSP Transmission’s petition for rehearing.
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
As of June 30, 2020, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended Dec. 31, 2019 except as follows:
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding COVID-19, the duration and magnitude of business restrictions, re-shut downs, if any, and the level and pace of economic recovery. While we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of COVID-19.
We cannot ultimately predict whether it will have a material impact on our liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2019, which is incorporated herein by reference, as well as other information set forth in this report, which could have a material impact on our financial condition, results of operations and cash flows.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	000-31709	3.01
3.02*	Amended and Restated Bylaws of NSP-Minnesota, dated Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	001-31387	3.02
4.01*	Supplemental Indenture dated as of June 8, 2020 between NSP-Minnesota and the Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $700 million principal amount of 2.60% First Mortgage Bonds, Series due 2051	NSP-Minnesota Form 8-K dated June 15, 2020	001-31387	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

July 31, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)