Form 10-Q
period 2020-09-30
NORTHERN STATES POWER CO
filed 2020-10-29
CIK 1123852

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 29, 2020
Common Stock, $0.01 par value	1,000,000 shares
Northern States Power Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by Northern States Power Company, a Minnesota corporation (NSP-Minnesota). NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the Securities and Exchange Commission. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
OAG	Minnesota Office of the Attorney General
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the United States EPA regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
IPP	Independent power producing entity
LLC	Limited liability company
MEC	Mankato Energy Center
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right of first refusal
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TOs	Transmission owners
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019, and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2020	2019	2020	2019
Operating revenues
Electric, non-affiliates	$1,215.8	$1,173.0	$3,131.1	$3,112.6
Electric, affiliates	114.8	109.8	330.4	346.1
Natural gas	48.0	53.6	329.1	397.1
Other	9.6	8.2	27.7	24.3
Total operating revenues	1,388.2	1,344.6	3,818.3	3,880.1

Operating expenses
Electric fuel and purchased power	457.9	439.3	1,224.9	1,235.5
Cost of natural gas sold and transported	14.4	15.3	169.8	223.6
Cost of sales — other	6.7	5.3	18.0	15.9
Operating and maintenance expenses	293.3	303.6	879.4	921.0
Conservation program expenses	29.8	30.9	85.7	89.0
Depreciation and amortization	208.2	196.6	615.5	591.8
Taxes (other than income taxes)	63.6	62.6	195.1	197.6
Total operating expenses	1,073.9	1,053.6	3,188.4	3,274.4

Operating income	314.3	291.0	629.9	605.7

Other income (expense), net	3.9	(0.5)	1.5	(0.3)

Allowance for funds used during construction — equity	4.6	7.3	18.7	17.9

Interest charges and financing costs
Interest charges — includes other financing costs of $1.9, $1.8, $5.8 and $5.5, respectively	63.8	58.5	185.8	172.6
Allowance for funds used during construction — debt	(1.9)	(3.5)	(8.2)	(8.9)
Total interest charges and financing costs	61.9	55.0	177.6	163.7

Income before income taxes	260.9	242.8	472.5	459.6
Income tax expense	14.8	34.2	2.0	41.9
Net income	$246.1	$208.6	$470.5	$417.7

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2020	2019	2020	2019
Net income	$246.1	$208.6	$470.5	$417.7
Other comprehensive income
Pension and retiree medical benefits:
Reclassification of loss to net income, net of tax $0	—	—	0.1	—
Derivative instruments:
Reclassification of losses to net income, net of tax of $0.1, $0.1, $0.2, and $0.2, respectively	0.2	0.3	0.6	0.7

Total other comprehensive income	0.2	0.3	0.7	0.7
Total comprehensive income	$246.3	$208.9	$471.2	$418.4

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2020	2019
Operating activities
Net income	$470.5	$417.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	620.9	596.4
Nuclear fuel amortization	93.9	89.0
Deferred income taxes	(49.6)	(34.6)
Amortization of investment tax credits	(1.1)	(1.1)
Allowance for equity funds used during construction	(18.7)	(17.9)
Provision for bad debts	14.6	9.5
Net realized and unrealized hedging and derivatives transactions	7.7	12.8
Changes in operating assets and liabilities:
Accounts receivable	(40.6)	36.8
Accrued unbilled revenues	43.5	47.1
Inventories	1.9	(23.6)
Other current assets	(4.5)	(8.9)
Accounts payable	3.9	(43.9)
Net regulatory assets and liabilities	(86.1)	(104.1)
Other current liabilities	(47.9)	(16.3)
Pension and other employee benefit obligations	(55.0)	(47.7)
Other, net	7.1	(20.6)
Net cash provided by operating activities	960.5	890.6

Investing activities
Capital/construction expenditures	(936.2)	(993.3)
Purchase of investment securities	(1,275.2)	(472.2)
Proceeds from the sale of investment securities	1,259.9	462.0
Investments in utility money pool arrangement	(641.0)	(219.0)
Repayments from utility money pool arrangement	570.0	219.0
Other, net	4.5	(0.8)
Net cash used in investing activities	(1,018.0)	(1,004.3)

Financing activities
Repayments of short-term borrowings, net	(30.0)	(150.0)
Borrowings under utility money pool arrangement	118.0	366.0
Repayments under utility money pool arrangement	(118.0)	(366.0)
Proceeds from issuance of long-term debt	677.0	581.1
Repayment of long-term debt	(300.0)	—
Capital contributions from parent	303.0	234.7
Dividends paid to parent	(299.3)	(272.6)
Other, net	3.3	—
Net cash provided by financing activities	354.0	393.2

Net change in cash and cash equivalents	296.5	279.5
Cash and cash equivalents at beginning of period	126.3	50.0
Cash and cash equivalents at end of period	$422.8	$329.5

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(188.4)	$(173.3)
Cash paid for income taxes, net	(45.2)	(63.9)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$634.9	$173.5
Inventory transfers to property, plant and equipment	17.5	16.7
Operating lease right-of-use assets	—	582.7
Allowance for equity funds used during construction	18.7	17.9

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$422.8	$126.3
Accounts receivable, net	382.1	359.8
Accounts receivable from affiliates	13.0	43.8
Investments in money pool arrangements	71.0	—
Accrued unbilled revenues	206.1	250.7
Inventories	285.5	304.8
Regulatory assets	362.5	320.1
Derivative instruments	34.5	32.5
Prepaid taxes	8.3	—
Prepayments and other	38.2	31.5
Total current assets	1,824.0	1,469.5

Property, plant and equipment, net	15,113.9	14,244.0

Other assets
Nuclear decommissioning fund and other investments	2,572.0	2,495.2
Regulatory assets	1,113.3	1,125.0
Derivative instruments	17.9	9.2
Operating lease right-of-use assets	505.9	563.8
Other	9.2	9.7
Total other assets	4,218.3	4,202.9
Total assets	$21,156.2	$19,916.4

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$300.0
Short-term debt	—	30.0
Accounts payable	816.5	388.0
Accounts payable to affiliates	75.9	76.0
Regulatory liabilities	107.1	141.0
Taxes accrued	266.9	232.1
Accrued interest	56.2	72.2
Dividends payable to parent	109.0	94.3
Derivative instruments	24.1	25.0
Customer deposits	29.2	46.4
Operating lease liabilities	83.4	79.9
Other	150.9	154.9
Total current liabilities	1,719.2	1,639.8

Deferred credits and other liabilities
Deferred income taxes	1,783.3	1,779.1
Deferred investment tax credits	18.6	19.7
Regulatory liabilities	1,924.3	1,937.1
Asset retirement obligations	2,482.5	2,280.3
Derivative instruments	105.0	110.2
Pension and employee benefit obligations	182.6	235.9
Operating lease liabilities	462.7	525.7
Other	69.1	85.5
Total deferred credits and other liabilities	7,028.1	6,973.5

Capitalization
Long-term debt	5,902.5	5,221.3
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	4,336.1	4,067.9
Retained earnings	2,192.1	2,036.4
Accumulated other comprehensive loss	(21.8)	(22.5)
Total common stockholder's equity	6,506.4	6,081.8
Total liabilities and equity	$21,156.2	$19,916.4

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2020 and 2019
Balance at June 30, 2019	1,000,000	$—	$3,799.0	$1,991.2	$(22.7)	$5,767.5
Net income				208.6		208.6
Other comprehensive income					0.3	0.3
Dividends declared to parent				(94.0)		(94.0)
Contribution of capital by parent			100.0			100.0
Balance at Sept. 30, 2019	1,000,000	$—	$3,899.0	$2,105.8	$(22.4)	$5,982.4

Balance at June 30, 2020	1,000,000	$—	$4,256.8	$2,055.0	$(22.0)	$6,289.8
Net income				246.1		246.1
Other comprehensive income					0.2	0.2
Dividends declared to parent				(109.0)		(109.0)
Contribution of capital by parent			79.3			79.3
Balance at Sept. 30, 2020	1,000,000	$—	$4,336.1	$2,192.1	$(21.8)	$6,506.4

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2020 and 2019
Balance at Dec. 31, 2018	1,000,000	$—	$3,624.2	$1,972.0	$(23.1)	$5,573.1
Net income				417.7		417.7
Other comprehensive income					0.7	0.7
Dividends declared to parent				(283.9)		(283.9)
Contribution of capital by parent			274.8			274.8
Balance at Sept. 30, 2019	1,000,000	$—	$3,899.0	$2,105.8	$(22.4)	$5,982.4

Balance at Dec. 31, 2019	1,000,000	$—	$4,067.9	$2,036.4	$(22.5)	$6,081.8
Net income				470.5		470.5
Other comprehensive income					0.7	0.7
Dividends declared to parent				(314.0)		(314.0)
Contribution of capital by parent			268.2			268.2
Adoption of ASC Topic 326				(0.8)		(0.8)
Balance at Sept. 30, 2020	1,000,000	$—	$4,336.1	$2,192.1	$(21.8)	$6,506.4

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2020 and Dec. 31, 2019; the results of operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2020 and 2019; and cash flows for the nine months ended Sept. 30, 2020 and 2019.
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
NSP-Minnesota implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.8 million (after tax) to retained earnings on Jan. 1, 2020. Other than first-time recognition of an allowance for bad debts on accrued unbilled revenues, the Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on NSP-Minnesota’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$408.5	$382.8
Less allowance for bad debts	(26.4)	(23.0)
Accounts receivable, net	$382.1	$359.8

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$178.2	$175.6
Fuel	81.7	103.2
Natural gas	25.6	26.0
Total inventories	$285.5	$304.8

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$19,166.5	$18,519.5
Natural gas plant	1,621.2	1,562.9
Common and other property	901.1	886.7
Construction work in progress	1,440.0	846.3
Total property, plant and equipment	23,128.8	21,815.4
Less accumulated depreciation	(8,315.2)	(7,945.3)
Nuclear fuel	2,930.0	2,909.8
Less accumulated amortization	(2,629.7)	(2,535.9)
Property, plant and equipment, net	$15,113.9	$14,244.0

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
Money pool borrowings for NSP-Minnesota were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	32
Maximum amount outstanding	—	250
Weighted average interest rate, computed on a daily basis	N/A	2.05%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$500	$500
Amount outstanding at period end	—	30
Average amount outstanding	—	71
Maximum amount outstanding	—	317
Weighted average interest rate, computed on a daily basis	N/A	2.59%
Weighted average interest rate at period end	N/A	2.05
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
At Sept. 30, 2020, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$10	$490
(a)Expires in June 2024.
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
As of Sept. 30, 2020, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$46	$29
Long-Term Borrowings
During the nine months ended Sept. 30, 2020, NSP-Minnesota issued $700 million of 2.60% first mortgage bonds due June 1, 2051.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$426.6	$21.5	$8.3	$456.4
C&I	570.5	17.1	—	587.6
Other	9.2	—	1.3	10.5
Total retail	1,006.3	38.6	9.6	1,054.5
Wholesale	56.1	—	—	56.1
Transmission	65.7	—	—	65.7
Interchange	114.8	—	—	114.8
Other	2.4	2.8	—	5.2
Total revenue from contracts with customers	1,245.3	41.4	9.6	1,296.3
Alternative revenue and other	85.3	6.6	—	91.9
Total revenues	$1,330.6	$48.0	$9.6	$1,388.2

	Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$366.9	$22.3	$7.4	$396.6
C&I	591.8	19.3	—	611.1
Other	9.0	—	0.8	9.8
Total retail	967.7	41.6	8.2	1,017.5
Wholesale	58.4	—	—	58.4
Transmission	70.1	—	—	70.1
Interchange	109.8	—	—	109.8
Other	4.3	1.5	—	5.8
Total revenue from contracts with customers	1,210.3	43.1	8.2	1,261.6
Alternative revenue and other	72.5	10.5	—	83.0
Total revenues	$1,282.8	$53.6	$8.2	$1,344.6

	Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,056.2	$173.6	$23.3	$1,253.1
C&I	1,482.1	125.9	—	1,608.0
Other	25.7	—	4.4	30.1
Total retail	2,564.0	299.5	27.7	2,891.2
Wholesale	138.7	—	—	138.7
Transmission	185.1	—	—	185.1
Interchange	330.5	—	—	330.5
Other	10.7	6.2	—	16.9
Total revenue from contracts with customers	3,229.0	305.7	27.7	3,562.4
Alternative revenue and other	232.5	23.4	—	255.9
Total revenues	$3,461.5	$329.1	$27.7	$3,818.3

	Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$981.9	$212.8	$21.4	$1,216.1
C&I	1,578.8	160.1	—	1,738.9
Other	24.9	—	2.9	27.8
Total retail	2,585.6	372.9	24.3	2,982.8
Wholesale	158.4	—	—	158.4
Transmission	185.8	—	—	185.8
Interchange	346.1	—	—	346.1
Other	13.0	4.5	—	17.5
Total revenue from contracts with customers	3,288.9	377.4	24.3	3,690.6
Alternative revenue and other	169.8	19.7	—	189.5
Total revenues	$3,458.7	$397.1	$24.3	$3,880.1

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Nine Months Ended Sept. 30
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.1
Increases (decreases) in tax from:
Wind PTCs	(16.7)	(10.5)
Plant regulatory differences (a)	(7.4)	(7.8)
NOL carryback	(2.7)	—
Other tax credits, net NOL & tax credit allowances	(1.2)	(1.3)
Other (net)	0.4	0.6
Effective income tax rate	0.4%	9.1%
(a)     Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reduction.
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009-2011 that qualify for an extended carryback claim. As a result, a tax benefit of approximately $12.6 million was recognized in 2020.
Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Years	Expiration
2014 - 2016	July 2021
Additionally, the statute of limitations related to the federal tax loss carryback claim referenced above has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. In April 2020, Xcel Energy and Office of Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014 - 2016. In July 2020, Xcel Energy and the IRS reached an agreement and the related benefit was recognized.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2020, NSP-Minnesota’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In July 2020, Minnesota began a review of the 2015-2018 Research and Experimentation Credits. As of Sept. 30, 2020, no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$17.6	$14.8
Unrecognized tax benefit — Temporary tax positions	2.3	4.9
Total unrecognized tax benefit	$19.9	$19.7
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(12.3)	$(16.3)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credit carryforwards were $10.0 million and $11.3 million at Sept. 30, 2020 and Dec. 31, 2019, respectively.
As the IRS audits resume and the state review progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $12.1 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Payable for interest related to unrecognized tax benefits at beginning of period	$(1.6)	$(1.2)
Interest benefit (expense) related to unrecognized tax benefits	1.4	(0.4)
Payable for interest related to unrecognized tax benefits at end of period	$(0.2)	$(1.6)
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
Unscheduled distributions from real estate commingled funds’ investments may be redeemed with proper notice, however, may be delayed or discounted as a result of fund illiquidity.
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
Unrealized gains for the nuclear decommissioning fund were $769.8 million and $705.5 million as of Sept. 30, 2020 and Dec. 31, 2019, respectively, and unrealized losses were $12.5 million and $5.9 million as of Sept. 30, 2020 and Dec. 31, 2019, respectively.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$21.8	$21.8	$—	$—	$—	$21.8
Commingled funds	772.8	—	—	—	955.7	955.7
Debt securities	518.9	—	546.4	12.7	—	559.1
Equity securities	450.1	982.9	1.4	—	—	984.3
Total	$1,763.6	$1,004.7	$547.8	$12.7	$955.7	$2,520.9
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $51.1 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33.4	$33.4	$—	$—	$—	$33.4
Commingled funds	732.8	—	—	—	934.9	934.9
Debt securities	489.2	—	495.2	12.7	—	507.9
Equity securities	484.6	962.0	1.4	—	—	963.4
Total	$1,740.0	$995.4	$496.6	$12.7	$934.9	$2,439.6
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $55.6 million of rabbi trust assets and miscellaneous investments.
For the three and nine months ended Sept. 30, 2020 and 2019, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2020:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$0.5	$109.3	$208.2	$241.1	$559.1
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	Sept. 30, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1.2	$1.2	$—	$—	$1.2
Mutual funds	13.0	14.6	—	—	14.6
Total	$14.2	$15.8	$—	$—	$15.8

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1.2	$1.2	$—	$—	$1.2
Mutual funds	11.4	13.1	—	—	13.1
Total	$12.6	$14.3	$—	$—	$14.3
(a)    Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets.
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
At Sept. 30, 2020, accumulated other comprehensive loss related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.
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
At Sept. 30, 2020, NSP-Minnesota had no commodity contracts designated as cash flow hedges. NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2020	Dec. 31, 2019
Megawatt hours of electricity	80.9	79.1
Million British thermal units of natural gas	83.5	77.8
(a)Amounts are not reflective of net positions in the underlying commodities.
(b)Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — NSP-Minnesota continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the consolidated balance sheets. NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.
As of Sept. 30, 2020, six of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $35.5 million, or 51%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $11.9 million, or 17%, of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $9.2 million or 13% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
The impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2020
Other derivative instruments
Natural gas commodity	$—	$0.8
Total	$—	$0.8
Nine Months Ended Sept. 30, 2020
Other derivative instruments
Electric commodity	$—	$2.4
Natural gas commodity	—	1.0
Total	$—	$3.4

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2019
Other derivative instruments
Electric commodity	$—	$0.1
Natural gas commodity	—	(1.1)
Total	$—	$(1.0)
Nine Months Ended Sept. 30, 2019
Other derivative instruments
Electric commodity	$—	$(0.5)
Natural gas commodity	—	(1.3)
Total	$—	$(1.8)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$0.3	(a)	$—		$—
Total	$0.3		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(1.1)	(b)
Electric commodity	—		(0.7)	(c)	—
Total	$—		$(0.7)		$(1.1)
Nine Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$0.8	(a)	$—		$—
Total	$0.8		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.7	(b)
Electric commodity	—		(2.4)	(c)	—
Natural gas commodity	—		1.2	(d)	(2.1)	(d)
Total	$—		$(1.2)		$(1.4)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	$0.4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.9	(b)
Electric Commodity	—		0.3	(c)	—
Total	$—		$0.3		$0.9
Nine Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.9	(a)	$—		$—
Total	$0.9		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(0.3)	(b)
Electric commodity	—		1.0	(c)	—
Natural gas commodity	—		0.2	(d)	(1.3)	(d)
Total	$—		$1.2		$(1.6)
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
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At Sept. 30, 2020 and Dec. 31, 2019, there were $4.1 million and $7.1 million derivative instruments in a liability position with such underlying contract provisions, respectively.
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
Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$2.5	$23.5	$5.7	$31.7	$(22.0)	$9.7	$1.6	$39.5	$23.6	$64.7	$(42.1)	$22.6
Electric commodity	—	—	20.8	20.8	(1.2)	19.6	—	—	8.7	8.7	(0.9)	7.8
Natural gas commodity	—	5.2	—	5.2	—	5.2	—	2.1	—	2.1	—	2.1
Total current derivative assets	$2.5	$28.7	$26.5	$57.7	$(23.2)	$34.5	$1.6	$41.6	$32.3	$75.5	$(43.0)	$32.5
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$8.1	$27.3	$18.0	$53.4	$(35.5)	$17.9	$8.5	$29.4	$6.0	$43.9	$(34.8)	$9.1
Total noncurrent derivative assets	$8.1	$27.3	$18.0	$53.4	$(35.5)	17.9	$8.5	$29.4	$6.0	$43.9	$(34.8)	9.1
PPAs (b)						—						0.1
Noncurrent derivative instruments						$17.9						$9.2

	Sept. 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$6.4	$19.8	$5.7	$31.9	$(22.0)	$9.9	$2.2	$42.1	$15.0	$59.3	$(49.8)	$9.5
Electric commodity	—	—	1.2	1.2	(1.2)	—	—	—	1.0	1.0	(1.0)	—
Natural gas commodity	—	0.3	—	0.3	—	0.3	—	1.7	—	1.7	—	1.7
Total current derivative liabilities	$6.4	$20.1	$6.9	$33.4	$(23.2)	10.2	$2.2	$43.8	$16.0	$62.0	$(50.8)	11.2
PPAs (b)						13.9						13.8
Current derivative instruments						$24.1						$25.0
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$3.8	$36.9	$17.0	$57.7	$(4.5)	$53.2	$2.0	$32.3	$17.0	$51.3	$(3.3)	$48.0
Total noncurrent derivative liabilities	$3.8	$36.9	$17.0	$57.7	$(4.5)	53.2	$2.0	$32.3	$17.0	$51.3	$(3.3)	48.0
PPAs (b)						51.8						62.2
Noncurrent derivative instruments						$105.0						$110.2
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2020 and Dec. 31, 2019. At Sept. 30, 2020 and Dec. 31, 2019, derivative assets and liabilities include $31.5 million of obligations to return cash collateral. At Sept. 30, 2020 and Dec. 31, 2019, derivative assets and liabilities include the rights to reclaim cash collateral of $0.5 million and $7.9 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2020 and 2019:

	Three Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Balance at July 1	$35.4	$6.0
Settlements	(16.7)	(15.1)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(3.5)	1.0
Net gains recognized as regulatory assets and liabilities	5.4	6.0
Balance at Sept. 30	$20.6	$(2.1)
	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$5.3	$14.3
Purchases	28.0	16.7
Settlements	(41.0)	(21.6)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	13.5	(10.6)
Net gains (losses) recognized as regulatory assets and liabilities	14.8	(0.9)
Balance at Sept. 30	$20.6	$(2.1)
(a)These amounts relate to commodity derivatives held at the end of the period.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2020 and 2019.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,902.5	$7,262.3	$5,521.3	$6,296.5
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2020 and Dec. 31, 2019 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6.7	$6.3	$—	$—
Interest cost (a)	7.8	9.3	0.6	0.8
Expected return on plan assets (a)	(13.7)	(13.6)	—	—
Amortization of prior service credit (a)	—	—	(0.7)	(0.8)
Amortization of net loss (a)	8.1	7.6	0.3	0.4
Net periodic benefit cost	8.9	9.6	0.2	0.4
Effects of regulation	(1.1)	(1.1)	—	—
Net benefit cost recognized for financial reporting	$7.8	$8.5	$0.2	$0.4

	Nine Months Ended Sept. 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$20.2	$19.1	$0.1	$0.1
Interest cost (a)	23.4	27.8	1.9	2.4
Expected return on plan assets (a)	(41.2)	(40.7)	(0.1)	(0.1)
Amortization of prior service credit (a)	—	(0.1)	(2.2)	(2.3)
Amortization of net loss (a)	24.4	22.7	1.0	1.1
Net periodic benefit cost	26.8	28.8	0.7	1.2
Effects of regulation	(3.6)	(3.8)	—	—
Net benefit cost recognized for financial reporting	$23.2	$25.0	$0.7	$1.2
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2020, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $44.0 was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2020.

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

Rate Matters and Other
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
In March 2019, MPUC approved NSP-Minnesota’s proposal to refund the GE settlement proceeds back to customers through the FCA. It also decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of the pending litigation between GE and NSP-Minnesota’s insurers. The lower court’s decision was affirmed on appeal. In March 2020, NSP-Minnesota’s insurers filed a petition seeking additional review by the Minnesota Supreme Court. On April 28, 2020, the Minnesota Supreme Court denied the insurers’ petition for further review, ending the litigation. In accordance with a prior MPUC order, NSP-Minnesota made a compliance filing on Aug. 24, 2020, detailing all costs that resulted from the outage and all insurance recoveries received by NSP-Minnesota in connection with the outage. The MPUC has indicated it intends to review the prudence of the Company’s actions and costs in connection with the outage now that the ligation is complete. The MPUC, however, has not specified what process it will use to complete that review.
Westmoreland Arbitration — In November 2014, insurers for Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged business losses due to a turbine failure at Sherco Unit 3. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause of the applicable coal supply agreement to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards. Westmoreland’s insurers quantified their losses as approximately $36 million.
All parties tolled the arbitration pending resolution of a separate lawsuit brought by NSP-Minnesota, SMMPA, and their insurers against various GE entities based on the inspection and maintenance advice GE provided for Sherco Unit 3. In July 2020, the litigation has been resolved and notice of resolution was served, triggering the arbitration to resume. NSP-Minnesota denies the claims asserted by the Westmoreland insurers, believes it properly stopped the supply of coal based upon the force majeure provision in the coal supply agreement and intends to defend the matter. It is uncertain when a final resolution will occur, but it is unlikely an arbitration hearing will take place before 2021. At this early stage of the proceeding, before any discovery has been conducted, a reasonable estimate of damages or range of damages cannot be determined.
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
The May 2020 FERC opinion remains subject to pending requests for rehearing, as well as the pending judicial review, NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers.

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
NSP-Minnesota is conducting groundwater sampling and, where appropriate, implementing assessment of corrective measures at certain CCR landfills and surface impoundments. Groundwater monitoring consistent with the CCR Rule continued in 2020. No results above the groundwater protection standards in the rule were identified. Until NSP-Minnesota completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.

On Aug. 28, 2020, the EPA published its final rule to implement a cease receipt and initiate a closure date of April 11, 2021 for all CCR impoundments affected by an August 2018 D.C. Circuit ruling. The D.C. Circuit concluded that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. This final rule required NSP-Minnesota to expedite closure plans for one impoundment at an estimated cost of $4.0 million and the construction of a new impoundment at the cost of $8.5 million. NSP-Minnesota completed construction of this new impoundment, an ash pond, and placed it in service on Oct. 5, 2020. With the new ash pond in service, NSP-Minnesota is required to initiate closure activities for the existing ash pond. In accordance with the CCR rule, NSP-Minnesota has five years to complete closure activities, and the facility’s National Pollutant Discharge Elimination System permit will be initiated.
Closure costs for existing impoundments are included in the calculation of the asset retirement obligation.
VIEs
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at Sept. 30, 2020 and Dec. 31, 2019 with entities that have been determined to be VIEs. NSP-Minnesota concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended Sept. 30, 2020 and 2019:

	Three Months Ended Sept. 30, 2020			Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(19.0)	$(3.0)	$(22.0)	$(19.8)	$(2.9)	$(22.7)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $0, $0.1 and $0, respectively) (a)	0.2	—	0.2	0.3	—	0.3
Amortization of net actuarial loss (net of taxes of $0) (b)	—	—	—	—	—	—
Net current period other comprehensive income	0.2	—	0.2	0.3	—	0.3
Accumulated other comprehensive loss at Sept. 30	$(18.8)	$(3.0)	$(21.8)	$(19.5)	$(2.9)	$(22.4)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs.

	Nine Months Ended Sept. 30, 2020			Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19.4)	$(3.1)	$(22.5)	$(20.2)	$(2.9)	$(23.1)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $0, $0.2 and $0, respectively) (a)	0.6	—	0.6	0.7	—	0.7
Amortization of net actuarial loss (net of taxes of $0) (b)	—	0.1	0.1	—	—	—
Net current period other comprehensive income	0.6	0.1	0.7	0.7	—	0.7
Accumulated other comprehensive loss at Sept. 30	$(18.8)	$(3.0)	$(21.8)	$(19.5)	$(2.9)	$(22.4)
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
NSP-Minnesota’s segment information for the three and nine months ended Sept. 30:

	Three Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues (a)	$1,330.6	$1,282.8
Intersegment revenue	0.4	0.2
Total revenues	$1,331.0	$1,283.0
Net income	250.3	207.4
Regulated Natural Gas
Operating revenues (b)	$48.0	$53.6
Intersegment revenue	0.1	0.1
Total revenues	$48.1	$53.7
Net loss	(9.5)	(4.5)
All Other
Total operating revenue	$9.6	$8.2
Net income	5.3	5.7
Consolidated Total
Operating revenues (a)(b)	$1,388.7	$1,344.9
Reconciling eliminations	(0.5)	(0.3)
Total operating revenues	$1,388.2	$1,344.6
Net income	246.1	208.6
(a)    Operating revenues include $114.8 million and $109.8 million of affiliate electric revenue for the three months ended Sept. 30, 2020 and 2019.
(b)    Operating revenues includes an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2020 and 2019.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues (a)	$3,461.5	$3,458.7
Intersegment revenue	0.6	0.5
Total revenues	$3,462.1	$3,459.2
Net income	449.5	384.2
Regulated Natural Gas
Operating revenues (b)	$329.1	$397.1
Intersegment revenue	0.4	0.6
Total revenues	$329.5	$397.7
Net income	14.4	24.5
All Other
Total operating revenues	$27.7	$24.3
Net income	6.6	9.0
Consolidated Total
Operating revenues (a)(b)	$3,819.3	$3,881.2
Reconciling eliminations	(1.0)	(1.1)
Total operating revenues	$3,818.3	$3,880.1
Net income	470.5	417.7
(a)    Operating revenues include $330.4 million and $346.1 million of affiliate electric revenue for the nine months ended Sept. 30, 2020 and 2019.
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

Results of Operations
NSP-Minnesota’s net income was approximately $470.5 million for the nine months ended Sept. 30, 2020 compared with approximately $417.7 million for the same period of 2019. Year-to-date results reflect lower O&M expenses and higher electric margin (regulatory outcomes offset lower sales primarily due to COVID-19), partially offset by increased depreciation and lower natural gas margin.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs that are generated in a particular period.
Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Electric revenues	$3,461.5	$3,458.7
Electric fuel and purchased power	(1,224.9)	(1,235.5)
Electric margin	$2,236.6	$2,223.2
Changes in electric margin:

(Millions of Dollars)	2020 vs. 2019
Non-fuel riders	$47.4
Wholesale transmission revenue (net)	10.0
Estimated impact of weather (net of decoupling/sales true-up)	3.1
PTCs flowed back to customers (offset by lower ETR)	(42.8)
Purchased capacity costs	(13.5)
Other (net)	9.2
Total increase in electric margin	$13.4
Natural Gas Margin
Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Natural gas revenues	$329.1	$397.1
Cost of natural gas sold and transported	(169.8)	(223.6)
Natural gas margin	$159.3	$173.5
Changes in natural gas margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(8.9)
Infrastructure and integrity riders	(2.8)
Conservation incentive	(2.1)
Retail sales growth	1.1
Other (net)	(1.5)
Total decrease in natural gas margin	$(14.2)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $41.6 million, or 4.5%, year-to-date, largely reflecting reduction in coal plant maintenance and management actions to reduce costs to offset the impact from COVID-19. Management actions included allocation of workforce, material and supply management, timing of maintenance activities, partially offset by an increase in wind related O&M expenses from our renewable expansion.
Depreciation and Amortization — Depreciation and amortization expense increased $23.7 million, or 4.0% year-to-date. Increase is mainly due to normal system expansion, and the in-servicing of three wind farms (Foxtail, Lake Benton and Blazing Star 1). This is partially offset by plant life extensions and change in the property tax and non-fuel rider amortization.

Income Taxes — Income tax expense decreased $39.9 million year-to-date. The decrease was primarily driven by increased wind PTCs and a tax benefit associated with a carryback, partially offset by higher pretax earnings. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was 0.4% year-to-date compared with 9.1% for 2019, largely due to the items referenced above.
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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 and in Item 2 of NSP-Minnesota’s Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2020 and Form 10-Q for the quarterly period ended June 30, 2020, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 Electric Rate Case	TBD	November 2020	Pending Filing
2020 TCR Electric Rider	$82	November 2019	Pending
2020 GUIC Electric Rider	$21	November 2019	Pending
2020 RES Electric Rider	$102	November 2019	Pending
Additional Information:
2020 Electric Rate Case — NSP-Minnesota plans to file an electric rate case in November 2020, including a stay-out alternative.
TCR Electric Rider — In November 2019, NSP-Minnesota filed the TCR Rider. The filing included an ROE of 9.06%. Timing of an MPUC ruling is uncertain.
GUIC Electric Rider — In November 2019, NSP-Minnesota filed the GUIC Rider with the MPUC. The filing included an ROE of 9.04%. Timing of an MPUC ruling is uncertain.

RES Electric Rider — In November 2019, NSP-Minnesota filed the RES Rider with the MPUC. The requested amount includes a true-up for the 2019 rider of $38 million and the 2020 requested amount of $64 million. The filing included an ROE of 9.06%. Timing of an MPUC ruling is uncertain.
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
In June 2020, NSP-Minnesota filed a supplement to its resource plan, including new modeling scenarios required by the MPUC. The updated preferred resource plan reflects the following:
•Retirement of all coal generation by 2030 with reduced operations at some units prior to retirement, including early retirement of the King coal plant (511 MW) in 2028 and the Sherco 3 coal plant (517 MW) in 2030;
•Extending the life of the Monticello nuclear plant from 2030 to 2040;
•Continuing to run the Prairie Island nuclear plant through current end of life (2033 and 2034);
•Construction of the Sherco combined cycle natural gas plant;
•The addition of 3,500 MW of solar;
•The addition of 2,250 MW of wind;
•2,600 MW of firm peaking (combustion turbine, pumped hydro, battery storage, demand response, etc.);
•Achieving 780 GWh in energy efficiency savings annually through 2034; and
•Adding 400 MW of incremental demand response by 2023, and a total of 1,500 MW of demand response by 2034.
Initial comments are due Jan. 15, 2021 and reply comments are due March 15, 2021. The MPUC is anticipated to make a final decision during 2021.
Minnesota Relief and Recovery — In 2020, MPUC opened a docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19. NSP-Minnesota’s filing included the following components:
•In September 2020, NSP-Minnesota proposed to accelerate approximately $865 million of grid investment and sought approval for approximately $150 million of incremental electric vehicle rebates.
•In September 2020, NSP-Minnesota proposed to repower 651 MW of owned wind projects with a capital investment of approximately $750 million. In addition, developers proposed repowering 67 MW of wind projects under power purchase agreements (PPAs). NSP-Minnesota estimates over $160 million in customers savings over the life of the projects. NSP-Minnesota has requested a decision from the MPUC by year-end.
•In the first quarter of 2021, NSP-Minnesota plans to propose solar facilities of approximately 460 MW with an incremental investment of approximately $650 million. NSP-Minnesota anticipates a MPUC decision in the second or third quarter of 2021.

Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 kilovolt transmission line from Mankato to Winnebago, Minnesota. The project is estimated to cost $140 million and projected to be in-service by the end of 2021. It was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute.
The complaint challenged the constitutionality of the statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. In June 2018, the Minnesota District Court granted Minnesota state agencies and NSP-Minnesota’s motions to dismiss with prejudice. LSP Transmission filed an appeal in July 2018. In February 2020, the Eighth Circuit Court of Appeals upheld the Minnesota District Court decision to dismiss. In June 2020, the Eighth Circuit denied LSP Transmission’s petition for rehearing. LSP Transmission has until Nov. 5, 2020 to seek further review of this appeal with the U.S. Supreme Court.
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
Nuclear Fuel Supply — NSP-Minnesota has contracted for approximately 55% of its 2020 enriched nuclear material requirements from sources that could be impacted by sanctions against entities doing business with Iran. Those sanctions may impact the supply of enriched nuclear material supplied from Russia. Long-term, through 2030, NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from these sources. Alternate potential sources provide the flexibility to manage NSP-Minnesota’s nuclear fuel supply. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.

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
Although we do not expect the impact of COVID-19 to be material to the 2020 results, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
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

Northern States Power Company (a Minnesota corporation)

Oct. 29, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)