Form 10-K
period 2020-12-31
NORTHERN STATES POWER CO
filed 2021-02-17
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 17, 2021, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 6, 2021. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

Item l — Business
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
Minnesota District Court	U.S. District Court for the District of Minnesota
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
SDPUC	South Dakota Public Utilities Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
DSM	Demand side management
EIR	Environmental improvement rider
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
PGA	Purchased gas adjustment
RDF	Renewable development fund
RER	Renewable energy rider
RES	Renewable energy standard
SEP	State energy policy rider
TCR	Transmission cost recovery adjustment

Other
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
ALLETE	ALLETE, Inc.
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer

COVID-19	Novel coronavirus
CWA	Clean Water Act
CWIP	Construction work in progress
ELG	Effluent limitations guidelines
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
IPP	Independent power producing entity
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
O&M	Operating and maintenance
Paris Agreement	Establishes a framework for GHG mitigation actions by all countries (“nationally determined contributions”)
PI	Prairie Island nuclear generating plant
PPA	Purchased power agreement
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
ROFR	Right-of-first-refusal
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SMMPA	Southern Minnesota Municipal Power Agency
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VaR	Value at Risk
VIE	Variable interest entity
WOTUS	Waters of the U.S.

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including future sales, future bad debt expense, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings and expectations regarding regulatory proceedings, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information.
The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020 (including risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

Where to Find More Information
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc., and Xcel Energy’s website address is www.xcelenergy.com. Xcel Energy makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at http://www.sec.gov. The information on Xcel Energy’s website is not a part of, or incorporated by reference in, this annual report on Form 10-K.

Company Overview

Electric customers	1.5 million

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

Natural gas customers	0.6 million
Total assets	$21.1 billion
Rate Base (estimated)	$12.4 billion
ROE (net income / average stockholder's equity)	9.20%
Electric generating capacity	8,137 MW
Gas storage capacity	17.1 Bcf
Electric transmission lines (conductor miles)	33,660 miles
Electric distribution lines (conductor miles)	80,508 miles
Natural gas transmission lines	80 miles
Natural gas distribution lines	10,629 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Minnesota had electric sales volume of 33,738 (millions of KWh), 1.5 million customers and electric revenues of $4,571 (millions of dollars) for 2020.

Sales/Revenue Statistics (a)

	2020		2019
KWH sales per retail customer	21,440		22,405
Revenue per retail customer	$2,306		$2,368
Residential revenue per KWh	13.36	¢	13.22	¢
Large C&I revenue per KWh	7.93	¢	7.96	¢
Small C&I revenue per KWh	10.24	¢	10.15	¢
Total retail revenue per KWh	10.76	¢	10.57	¢
(a) See Note 6 to the consolidated financial statements for further information.
Owned and Purchased Energy Generation — 2020
Electric Energy Sources
Total electric generation by source (including energy market purchases) for the year ended Dec. 31, 2020:

*Distributed generation from the Solar*Rewards® program is not included (approximately 43 million KWh for 2020).

Carbon–Free Energy — NSP System
The NSP System’s carbon–free energy portfolio includes nuclear, wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Carbon–free energy as a percentage of total energy for 2020:
* Includes biomass and hydroelectric
Wind
Owned — Owned and operated wind farms with corresponding capacity:

2020		2019
Wind Farms	Capacity (a)	Wind Farms	Capacity (b)
11	1,540 MW	7	1,079 MW
(a)Summer 2020 net dependable capacity.
(b)Summer 2019 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2020		2019
PPAs	Range	PPAs	Range
129	1 MW — 206 MW	131	1 MW — 206 MW

Capacity — Wind capacity:

2020	2019
3,348 MW	2,767 MW
Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

2020	2019
$23	$35
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

2020	2019
$38	$41
Wind Development
NSP-System placed approximately 460 MW of owned wind and a 200 MW PPA into service during 2020:

Project	Capacity
Blazing Star 1	200 MW (a)(b)
Crowned Ridge 2	192 MW (a)(b)
Community Wind North	26 MW (a)(b)
Jeffers	43 MW (a)(b)
PPA	200 MW (c)
(a)Summer 2020 net dependable capacity.
(b)Values disclosed are the maximum generation levels for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).
(c)Based on contracted capacity.
NSP-System currently has approximately 1,450 MW of owned wind under development or construction. In addition, the NSP-System expects to add approximately 450 MW of planned PPAs.

Project	Capacity	Estimated Completion
Dakota Range	300 MW	2021
Freeborn	200 MW	2021
Blazing Star 2	200 MW	2021
Nobles	200 MW	2022
Pleasant Valley	200 MW	2024
Border Winds	150 MW	2024
Grand Meadow	100 MW	2023
Mower	99 MW	2021
Various PPAs	~450 MW	2021
Solar
Solar energy PPAs:

Type	Capacity
Distributed Generation	899 MW
Utility-Scale	268 MW
Total	1,167 MW
Average Cost (PPAs) — Average cost per MWh of solar energy under existing PPAs:

2020	2019
$90	$81
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2020 net summer dependable capacity. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost
Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements:

	Nuclear
	Cost	Percent
2020	$0.80	51%
2019	0.81	45
Other Carbon-Free Energy
NSP-System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel Energy — NSP System
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
NSP System owns and operates coal units with approximately 2,400 MW of total 2020 net summer dependable capacity.
Approved and proposed early coal plant retirements:

Approved
Year	Plant Unit	Capacity
2023	Sherco 2	682 MW
2026	Sherco 1	680 MW

Proposed
Year	Plant Unit	Capacity
2028	A.S. King	511 MW
2030	Sherco 3	517 MW (a)
(a)    Based on NSP System’s ownership interest.
Coal Fuel Cost
Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements:

	Coal (a)
	Cost	Percent
2020	$1.97	31%
2019	2.02	36
(a)    Includes refuse-derived fuel and wood.
Natural Gas
The NSP System has eight natural gas plants with approximately 2,800 MW of total 2020 net summer dependable capacity.

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
Natural Gas Cost
Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements:

	Natural Gas
	Cost	Percent
2020	$2.67	17%
2019	3.09	19
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (in MW)
2020		2019
8,571	July 8	8,774	July 19

Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to homes and businesses. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. NSP-Minnesota owns more than 33,500 conductor miles of transmission lines across its service territory.
During 2020, NSP-Minnesota completed the following transmission projects:

Project	Miles	Size
Maple River-Red River	4	115 KV
Glenwood Douglas	20	69 KV
Upcoming transmission projects:

Project	Miles	Size	Completion Date
Hibbing Taconite Relocation	3	500 KV	2021
Huntley-Wilmarth	50	345 KV	2021
Helena Scott County	16	345 KV	2021
Baytown to Long lake	9	115 KV	2022
Centerville to Lincoln County	14	69 KV	2021
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to homes and businesses. NSP-Minnesota has a vast distribution network, owning and operating approximately 81,000 conductor miles of distribution lines across our service territory, both above ground and underground. To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure.
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Minnesota had natural gas deliveries of 98,711 (thousands of MMBtu), 0.6 million customers and natural gas revenues of $493 (millions of dollars) for 2020.

Sales/Revenue Statistics (a)

	2020	2019
MMBtu sales per retail customer	159.30	176.96
Revenue per retail customer	$901.93	$1,072.29
Residential revenue per MMBtu	6.66	7.04
C&I revenue per MMBtu	4.69	5.12
Transportation and other revenue per MMBtu	0.97	0.59
(a) See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2020		2019
MMBtu	Date	MMBtu	Date
871,921	Jan. 16	897,615	Feb. 25
Natural Gas Supply and Costs
NSP-Minnesota seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increase flexibility, decrease interruption and financial risks and economical rates. In addition, NSP-Minnesota conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2020	2019
$3.32	$3.71
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
Minnesota has incentives for the development of rooftop solar, community solar gardens and other distributed energy resources. Distributed generating resources are potential competitors to NSP-Minnesota’s electric service business with these incentives and federal tax subsidies.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. NSP-Minnesota’s wholesale customers can purchase their output from generation resources of competing suppliers or non-contracted quantities and use the transmission system of NSP-Minnesota on a comparable basis to serve their native load.
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

Environmental
Environmental Regulation
Our facilities are regulated by federal and state agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Certain NSP-Minnesota activities require registrations, permits, licenses, inspections and approvals from these agencies. NSP-Minnesota has received necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Our facilities operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of MGP and other sites if it is determined that prior compliance efforts are not sufficient.
NSP-Minnesota must comply with emission levels that may require the purchase of emission allowances.
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. NSP-Minnesota has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.

In July 2019, the EPA adopted the Affordable Clean Energy rule, which required states to develop plans by 2022 for GHG reductions from coal-fired power plants. In a Jan. 19, 2021 decision, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision, if not successfully appealed or reconsidered, would allow the EPA to proceed with alternate regulation of coal-fired power plants, either reviving the Clean Power Plan or proposing additional regulation. It is too early to predict an outcome, but new rules could require substantial additional investment, even in plants slated for retirement. NSP-Minnesota believes, based on prior state commission practices, the cost of these initiatives or replacement generation would be recoverable through rates.
NSP-Minnesota seeks to address climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner.

Employees
As of Dec. 31, 2020, NSP-Minnesota had 3,144 full-time employees and eight part-time employees, of which 2,033 were covered under collective-bargaining agreements.

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
Oversight of Risk and Related Processes
NSP-Minnesota’s Board of Directors is responsible for the oversight of material risk and maintaining an effective risk monitoring process. Management and the Board of Directors have responsibility for overseeing the identification and mitigation of key risks.
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
Other uncertainties and risks inherent in operating and maintaining NSP-Minnesota's facilities include, but are not limited to:
•Risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned.
•Failures in the availability, acquisition or transportation of fuel or other necessary supplies.
•The impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, tornadoes, icing events, floods and droughts.
•Performance below expected or contracted levels of output or efficiency (e.g., performance guarantees).
•Availability of replacement equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Inability to identify, manage properly or mitigate equipment defects.
•Use of new or unproven technology.
•Risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation and lack of available alternative fuel sources.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.

Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with these regulations and systematically monitor and renew infrastructure over time, however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
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
Most electric utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals, develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g, increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
Changing customer expectations and technologies are requiring significant investments in advanced grid infrastructure, which increases exposure to technology obsolescence. Additionally, evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may put pressure on our ability to recover capital investments in natural gas generation and delivery.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. Additionally, multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We are subject to longer-term availability of inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
We are subject to commodity risks and other risks associated with energy markets and energy production.
In the event fuel costs increase, customer demand could decline and bad debt expense may rise, which may have a material impact on our results of operations. Despite existing fuel recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows and liquidity.
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
Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis. Settlements can vary significantly from estimated fair values recorded and significant changes from the assumptions underlying our fair value estimates could cause earnings variability. The management of risks associated with hedging and trading is based, in part, on programs and procedures which utilize historical prices and trends.
Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing, NSP-Minnesota is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, NSP-Minnesota cannot fully assure that its controls will be effective against all potential risks, including, without limitation, employee misconduct. If such controls are not effective, NSP-Minnesota’s results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
Specialized knowledge is required of our technical employees for construction and operation of transmission, generation and distribution assets. Our business strategy is dependent on our ability to recruit, retain and motivate employees. There is competition and a tightening market for skilled employees. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
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
NSP-Minnesota has two nuclear generation plants, PI and Monticello. Risks of nuclear generation include:
•Hazards associated with the use of radioactive material in energy production, including management, handling, storage and disposal.
•Limitations on insurance available to cover losses that may arise in connection with nuclear operations, as well as obligations to contribute to an insurance pool in the event of damages at a covered U.S. reactor.
•Technological and financial uncertainties related to the costs of decommissioning nuclear plants may cause our funding obligations to change.
The NRC has authority to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including the ability to impose fines and/or shut down a unit until compliance is achieved. NRC safety requirements could necessitate substantial capital expenditures or an increase in operating expenses. In addition, the INPO reviews our nuclear operations. Compliance with the INPO’s recommendations could result in substantial capital expenditures or a substantial increase in operating expenses.
If a nuclear incident did occur, it could have a material impact on our results of operations, financial condition or cash flows. Furthermore, non-compliance or the occurrence of a serious incident at other nuclear facilities could result in increased industry regulation, which may increase our compliance costs.
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
We have historically paid quarterly dividends to Xcel Energy Inc. In 2020, 2019 and 2018 we paid $408 million, $467 million and $456 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Minnesota is imposed by our state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio.
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
There can also be no assurance that our regulatory commissions will judge all our costs to be prudent, which could result in disallowances, or that the regulatory process will always result in rates that will produce full recovery. Overall, management believes prudently incurred costs are recoverable given the existing regulatory framework. However, there may be changes in the regulatory environment that could impair our ability to recover costs historically collected from customers, or we could exceed caps on capital costs required by commissions and result in less than full recovery.
Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides cost recovery relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
We cannot be assured that our current credit ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs and could impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
Credit risk also includes the risk that various counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., Southwest Power Pool, Inc., PJM Interconnection, LLC, MISO and Electric Reliability Council of Texas), in which any credit losses are socialized to all market participants.
We have additional indirect credit exposure to financial institutions from letters of credit provided as security by power suppliers under various purchased power contracts. If any of the credit ratings of the letter of credit issuers were to drop below investment grade, the supplier would need to replace that security with an acceptable substitute. If the security were not replaced, the party could be in default under the contract.
As we are a subsidiary of Xcel Energy Inc., we may be negatively affected by events impacting the credit or liquidity of Xcel Energy Inc. and its affiliates.
If either S&P or Moody’s were to downgrade Xcel Energy Inc.’s debt securities below investment grade, it would increase Xcel Energy Inc.’s cost of capital and restrict its access to the capital markets. This could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
As of Dec. 31, 2020, Xcel Energy Inc. and its utility subsidiaries had approximately $19.6 billion of long-term debt and $1.0 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2020, Xcel Energy had guarantees outstanding with a $2 million maximum stated amount and immaterial exposure. Xcel Energy also had additional guarantees of $60 million at Dec. 31, 2020 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
Increasing costs of our defined benefit retirement plans and employee benefits may adversely affect our results of operations, financial condition or cash flows.
We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements of these plans. Estimates and assumptions may change. In addition, the Pension Protection Act sets the minimum funding requirements for defined benefit pension plans. Therefore, our funding requirements and contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high numbers of retirements or employees leaving NSP-Minnesota could trigger settlement accounting and could require NSP-Minnesota to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future obligations and benefit costs.
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
NSP-Minnesota collects estimated federal, state and local tax payments through their regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
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
The global outbreak of COVID-19 is impacting countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding the pandemic, the duration and magnitude of business restrictions, re-shut downs, if any, and the level and pace of economic recovery. While we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of COVID-19.
Although the impact of the pandemic to the 2020 results was largely mitigated due to management’s actions, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic. The impact of COVID-19 may exacerbate other risks discussed herein, which could have a material effect on us. The situation is evolving and additional impacts may arise.
Operations could be impacted by war, terrorism, or other events.
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
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storms, severe temperature extremes, wildfires, widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a workforce disruption.
In addition, major catastrophic events throughout the world may disrupt our business. Xcel Energy participates in a global supply chain, which includes materials and components that are globally sourced. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to reliably serve our customers.
A major disruption could result in a significant decrease in revenues and additional costs to repair assets, which could have a material impact on our results of operations, financial condition or cash flows.
NSP-Minnesota participates in grid security and emergency response exercises (GridEx). These efforts, led by the NERC, test and further develop the coordination, threat sharing, and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid.
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
Legislative and regulatory responses related to climate change may create financial risk as our facilities may be subject to additional regulation at either the state or federal level in the future. International agreements could additionally lead to future federal or state regulations.
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. The Biden Administration will establish a new nationally determined contribution for the United States. The Paris Agreement could result in future additional GHG reductions in the United States. In addition, the Biden Administration has announced plans to implement new climate change programs, including potential regulation of GHG emissions targeting the utility industry.
The Biden Administration has also announced a one year suspension of new oil and natural gas drilling on federal lands to allow for a review of oil and gas leasing regulations. The form of these regulations is uncertain, but, depending on the requirements imposed in the short and long term, they could impose substantial costs on our oil and gas customers or result in substantial increases to the cost of fuel we use in our electricity and gas businesses.
Many states and localities continue to pursue their own climate policies. The steps NSP-Minnesota has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.
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
In the event of serious incidents, these agencies may pursue penalties. In addition, certain states have the authority to impose substantial penalties. If a serious reliability, cyber or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Environmental laws and regulations can also require us to restrict or limit the output of facilities or the use of certain fuels, shift generation to lower-emitting facilities, install pollution control equipment, clean up spills and other contamination and correct environmental hazards. Failure to meet requirements of environmental mandates may result in fines or penalties. We may be required to pay all or a portion of the cost to remediate sites where our past activities, or the activities of other parties, caused environmental contamination.
Changes in environmental policies and regulations or regulatory decisions may result in early retirements of our generation facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows if our regulators do not allow us to recover the cost of capital investment or O&M costs incurred to comply with the requirements.
In addition, existing environmental laws or regulations may be revised and new laws or regulations may be adopted. We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

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
Climate change may impact the economy, which could impact our sales and revenues. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of GHG, could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.
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
While we carry liability insurance, given an extreme event, if NSP-Minnesota was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants and increase the cost for energy. We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit	Fuel	Installed	MW (a)
Steam:
A.S. King-Bayport, MN, 1 Unit (e)	Coal	1968	511
Sherco-Becker, MN (f)
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682
Unit 3	Coal	1987	517	(b)
Monticello, MN, 1 Unit	Nuclear	1971	617
PI-Welch, MN
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/Refuse	Various	36	(c)
Combustion Turbine:
Angus Anson-Sioux Falls, SD, 3 Units	Natural Gas	1994 - 2005	327
Black Dog-Burnsville, MN, 3 Units	Natural Gas	1987 - 2018	494
Blue Lake-Shakopee, MN, 6 Units	Natural Gas	1974 - 2005	447
High Bridge-St. Paul, MN, 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, MN, 6 Units	Natural Gas	1972	252
Riverside-Minneapolis, MN, 3 Units	Natural Gas	2009	454
Various locations, 7 Units	Natural Gas	Various	10
Wind:
Border-Rolette County, ND, 75 Units	Wind	2015	148	(d)
Courtenay Wind-Stutsman County, ND, 100 Units	Wind	2016	190	(d)
Foxtail-Dickey County, ND, 75 Units	Wind	2019	150	(d)
Grand Meadow-Mower County, MN, 67 Units	Wind	2008	99	(d)
Lake Benton-Pipestone County, MN, 44 Units	Wind	2019	99	(d)
Nobles-Nobles County, MN, 134 Units	Wind	2010	197	(d)
Pleasant Valley-Mower County, MN, 100 Units	Wind	2015	196	(d)
Blazing Star 1-Lincoln County, MN, 100 Units	Wind	2020	200	(d)
Crowned Ridge 2-Grant County, SD, 88 Units	Wind	2020	192	(d)
Community Wind North-Lincoln County, MN, 12 Units	Wind	2020	26	(d)
Jeffers-Cottonwood County, MN, 20 Units	Wind	2020	43	(d)
		Total	8,137
(a)Summer 2020 net dependable capacity.
(b)Based on NSP-Minnesota’s ownership of 59%.
(c)Refuse-derived fuel is made from municipal solid waste.
(d)Values disclosed are the generation levels at the point-of-interconnection for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).
(e)A.S. King is expected to be retired early in 2028.
(f)Sherco Unit 1, 2, and 3 are expected to be retired early in 2026, 2023 and 2030, respectively.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2020:

Conductor Miles
Transmission
500 KV	2,918
345 KV	13,151
230 KV	2,301
161 KV	674
115 KV	8,060
Less than 115 KV	6,556
Total Transmission	33,660

Distribution
Less than 115 KV	80,508

Total	114,168
NSP-Minnesota had 352 electric utility transmission and distribution substations at Dec. 31, 2020.
Natural gas utility mains at Dec. 31, 2020:

Miles
Transmission	80
Distribution	10,629

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2020 and 2019 were as follows:

(Millions of Dollars)	2020	2019
First quarter	$100	$95
Second quarter	105	96
Third quarter	109	94
Fourth quarter	106	194

ITEM 6 — SELECTED FINANCIAL DATA
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
We use these non-GAAP financial measures to evaluate and provide details of NSP-Minnesota’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Minnesota. For the years ended Dec. 31, 2020 and 2019, there were no adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2020 Comparison with 2019
NSP-Minnesota’s net income was approximately $591 million for 2020, compared with approximately $543 million for 2019. The increase in earnings was driven by higher electric margin (riders, wholesale transmission revenue and a sales true-up mechanism, which reflects lower sales due to COVID-19) and lower O&M expenses, partially offset by increased depreciation and lower natural gas margin.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these fluctuations have minimal impact on margin due to fuel recovery mechanisms. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and margin (offset by lower tax expense).
Electric Revenues and Margin:

(Millions of Dollars)	2020	2019
Electric revenues	$4,571	$4,506
Electric fuel and purchased power	(1,626)	(1,601)
Electric margin	$2,945	$2,905
Changes in Electric Margin:

(Millions of Dollars)	2020 vs. 2019
Non-fuel riders	$68
Wholesale transmission revenue (net)	21
Conservation incentive	9
Estimated impact of weather (net of decoupling/sales true-up)	1
PTCs flowed back to customers (offset by lower ETR)	(60)
Purchased capacity costs	(15)
Other (net)	16
Total increase in electric margin	$40
Natural Gas Margin
Natural gas expense varies with changing sales and cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on margin due to cost recovery mechanisms.
Natural gas revenues and margin:

(Millions of Dollars)	2020	2019
Natural gas revenues	$493	$571
Cost of natural gas sold and transported	(263)	(327)
Natural gas margin	$230	$244
Changes in natural gas margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(12)
Infrastructure and integrity riders	(3)
Retail sales growth (excluding weather impact)	1
Total decrease in natural gas margin	$(14)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $12 million, or 1.0%, for 2020, largely reflecting cost mitigation efforts to offset the impact from COVID-19 and lower interchange billings with NSP-Wisconsin. Cost mitigation efforts included allocation of workforce, material and supply management, and timing of maintenance activities. The decrease was partially offset by incremental bad debt expense related to the COVID-19 pandemic and a commitment to fund the Minnesota payment plan credit program as agreed to in the Minnesota electric rate case stay-out.
Depreciation and Amortization — Depreciation and amortization expense increased $34 million, or 4.3%, for 2020. The increase was primarily due to the Foxtail, Blazing Star I, Lake Benton, Crowned Ridge, Community Wind North and Jeffers wind facilities going into service, as well as normal system expansion.
Income Taxes — Income tax expense decreased $53 million for 2020. The decrease was primarily driven by an increase in wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was (1.0)% for 2020 compared with 8.0% for 2019, largely due to the adjustments above.

Public Utility Regulation
The FERC and state and local regulatory commissions regulate NSP-Minnesota. NSP-Minnesota is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Minnesota, North Dakota and South Dakota.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. Our utility subsidiaries request changes in rates for utility services through filings with governing commissions. Changes in operating costs can affect NSP-Minnesota’s financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital.
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Minnesota’s results of operations.
See Rate Matters within Note 10 to the consolidated financial statements for further information.

Summary of Regulatory Agencies / RTO and Areas of Jurisdiction

Regulatory Body / RTO	Additional Information
MPUC
Retail rates, services, security issuances, property transfers, mergers, disposition of assets, affiliate transactions, and other aspects of electric and natural gas operations.
Reviews and approves Integrated Resource Plans for meeting future energy needs.
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

DOT	Pipeline safety compliance.
Minnesota Office of Pipeline Safety	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
CIP Rider (a)	Recovers costs of conservation and DSM programs in Minnesota.
EIR	Recovers costs of environmental improvement projects in Minnesota.
RDF	Allocates money collected from customers to support research and development of emerging renewable energy projects and technologies in Minnesota.
RES	Recovers cost of renewable generation in Minnesota.
RER	Recovers cost of renewable generation in North Dakota.
SEP	Recovers costs related to various energy policies approved by the Minnesota legislature.
TCR	Recovers costs for investments in electric transmission and distribution grid modernization.
Infrastructure Rider	Recovers costs for investments in generation and incremental property taxes in South Dakota.
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
GUIC Rider
Recovers costs for transmission and distribution pipeline integrity management programs, including: funding for pipeline assessments, deferred costs for sewer separation and pipeline integrity management programs in Minnesota.

Sales True-up
In February 2021, NSP-Minnesota filed the 2020 sales true-up compliance report, resulting in a total surcharge of $119 million. An MPUC ruling is anticipated in the second quarter of 2021. The 2021 sales true-up mechanism, extended under the 2020 stay-out petition, will operate similarly to the currently approved sales true-up and apply to all customer classes. Under the stay-out petition, 2021 NSP-Minnesota jurisdictional earnings will be capped at 9.06% ROE. Any excess earnings will be refunded to customers.

(a)Minnesota state law requires NSP-Minnesota to spend 2% of its state electric revenues and 0.5% of its state natural gas revenues on CIP. These costs are recovered through an annual cost-recovery mechanism.
(b)The MPUC changed the FCA process in Minnesota (effective in 2020). Each month, utilities collect amounts equal to baseline cost of energy set at the start of the plan year (base would be reset annually). Monthly variations to baseline costs are tracked and netted over a 12-month period. Utilities issue refunds above the baseline costs and can seek recovery of any overage.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 North Dakota Electric Rate Case	$22	November 2020	Pending
2020 TCR Electric Rider	82	November 2019	Pending
2020 GUIC Natural Gas Rider	21	November 2019	Pending
2021 GUIC Natural Gas Rider	27	October 2020	Pending
2020 RES Electric Rider	102	November 2019	Pending
2021 RES Electric Rider	189	November 2020	Pending

Additional Information:
2020 Minnesota Electric Rate Case and Stay-Out Alternative — In November 2020, NSP-Minnesota filed an electric rate case seeking a $597 million revenue increase over three years with the MPUC. The rate case is based on a requested ROE of 10.2% and a 52.5% equity ratio. NSP-Minnesota also filed a stay-out alternative in which it would withdraw its rate case filing.
In December 2020, the MPUC verbally approved the stay-out alternative petition, which includes the extension of the sales, capital and property tax true-up mechanisms and delays any increase to the Nuclear Decommissioning Trust annual accrual until Jan. 1, 2022.
Additionally, NSP-Minnesota agreed to not seek recovery of incremental COVID-19 related expenses, including bad debt expense, and committed to fund $18 million in a Residential Payment Plan Credit Program or other similar customer relief programs, as directed by the MPUC. NSP-Minnesota also agreed to an earnings test in which all earnings above an ROE of 9.06% in 2021 would be refunded to customers.
2020 North Dakota Electric Rate Case — In November 2020, NSP-Minnesota filed a request with the NDPSC for an overall increase in annual retail electric revenues of approximately $22 million, or an increase of 10.8%. The rate filing is based on a 2021 forecast test year, a requested ROE of 10.2%, an equity ratio of 52.50% and an electric rate base of approximately $677 million. Interim rates, subject to refund, of approximately $16 million were implemented on Jan. 5, 2021.
2020 TCR Electric Rider — In November 2019, NSP-Minnesota filed the TCR Rider based on an ROE of 9.06%. An MPUC decision is pending.
2020 GUIC Natural Gas Rider — In November 2019, NSP-Minnesota filed the GUIC Rider based on an ROE of 9.04%. An MPUC decision is pending.
2021 GUIC Natural Gas Rider — In October 2020, NSP-Minnesota filed the GUIC Rider based on an ROE of 9.04%. An MPUC decision is pending.
2020 RES Electric Rider — In November 2019, NSP-Minnesota filed the RES Rider. The requested amount includes a true-up for the 2019 rider of $38 million and the 2020 requested amount of $64 million. The filing included an ROE of 9.06%. An MPUC decision is pending.
2021 RES Electric Rider — In November 2020, NSP-Minnesota filed the RES Rider. The requested amount includes a true-up for the 2019 and 2020 rider of $96 million and the 2021 requested amount of $93 million. The filing included an ROE of 9.06%. An MPUC decision is pending.
Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034. The plan would result in an 80% carbon reduction by 2030 (from 2005) and puts NSP-Minnesota on a path to achieving its vision of being 100% carbon-free by 2050.
The updated preferred resource plan reflects the following:
•Retirement of all coal generation by 2030 with reduced operations at some units prior to retirement, including early retirement of the A.S. King coal plant (511 MW) in 2028 and the Sherco 3 coal plant (517 MW) in 2030.
•Extending the life of the Monticello nuclear plant from 2030 to 2040.
•Continuing to run the PI through current end of life (2033 and 2034).
•Construction of the Sherco combined cycle natural gas plant.
•The addition of 3,500 MW of solar.
•The addition of 2,250 MW of wind.
•2,600 MW of firm peaking (combustion turbine, pumped hydro, battery storage, demand response, etc.).
•Achieving 780 GWh in energy efficiency savings annually through 2034.
•Adding 400 MW of incremental demand response by 2023, and a total of 1,500 MW of demand response by 2034.
Initial comments were submitted Feb. 11, 2021 and reply comments are due April 12, 2021. The MPUC is anticipated to make a final decision during 2021.
Minnesota Relief and Recovery — In 2020, the MPUC opened a docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19.
NSP-Minnesota’s proposal included the following:
•Repower 651 MW of owned wind projects (capital investment of $750 million) as well as certain wind projects under PPAs.
•Acquire 120 MW repowered wind farm and buy-out of the remaining PPA from ALLETE for $210 million.
•Add solar facilities of 460 MW with an incremental investment of $550 million.
•Accelerate certain grid investment.
•Provide $150 million of incremental electric vehicle rebates.
In December 2020, the MPUC verbally approved the repowering of owned wind projects and 20 MW of wind projects under PPAs. These projects are estimated to save customers approximately $160 million over the next 25 years. The MPUC is expected to address the solar facilities, ALLETE PPA wind repowering acquisition and the electric vehicle proposal in the second half of 2021.
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

Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning NSP-Minnesota and ITC Midwest, LLC to jointly own a new 345 KV transmission line from Mankato to Winnebago, Minnesota. The project is estimated to cost approximately $120 million and projected to be in-service by the end of 2021. It was assigned to NSP-Minnesota and ITC Midwest as the incumbent utilities, consistent with a Minnesota state ROFR statute.
The complaint challenged the constitutionality of the statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. In June 2018, the Minnesota District Court granted Minnesota state agencies and NSP-Minnesota’s motions to dismiss with prejudice. In February 2020, the Eighth Circuit Court of Appeals upheld the Minnesota District Court decision to dismiss. In June 2020, the Eighth Circuit denied LSP Transmission’s petition for rehearing. In November 2020, LSP Transmission petitioned the U.S. Supreme Court to review its appeal. NSP-Minnesota filed a brief in opposition to this petition on Jan. 25, 2021.
Nuclear Power Operations
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
Low-Level Waste Disposal — Low level waste disposal from Monticello and PI is disposed at the Clive facility located in Utah and the Waste Control Specialists facility in Texas. NSP-Minnesota has storage capacity available on-site at PI and Monticello which would allow both plants to continue to operate until the end of their current licensed lives if off-site low-level waste disposal facilities become unavailable.
High-Level Radioactive Waste Disposal — The federal government has responsibility to permanently dispose domestic spent nuclear fuel and other high-level radioactive wastes. The Nuclear Waste Policy Act requires the DOE to implement a program for nuclear high-level waste management. This includes the siting, licensing, construction and operation of a repository for spent nuclear fuel from civilian nuclear power reactors and other high-level radioactive wastes at a permanent federal storage or disposal facility. Currently, there are no definitive plans for a permanent federal storage facility site.
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

Wholesale and Commodity Marketing Operations
NSP-Minnesota conducts wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy-related products. NSP-Minnesota uses physical and financial instruments to minimize commodity price and credit risk and to hedge sales and purchases.
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
NSP-Minnesota is exposed to the impact of adverse changes in price for energy and energy related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While NSP-Minnesota expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose NSP-Minnesota to certain credit and non-performance risk.
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

Fair value of net commodity trading contracts as of Dec. 31, 2020:

	Futures/ Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(2)	$1	$2	$2	$3
NSP-Minnesota (b)	(3)	3	(7)	(6)	(13)
	$(5)	$4	$(5)	$(4)	$(10)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$1	$—	$—	$1	$2
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2020	2019
Fair value of commodity trading net contracts outstanding at Jan. 1	$(2)	$16
Contracts realized or settled during the period	(11)	(11)
Commodity trading contract additions and changes during the period	5	(7)
Fair value of commodity trading net contracts outstanding at Dec. 31	$(8)	$(2)
At Dec. 31, 2020, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pretax income from continuing operations by approximately $6 million, whereas a 10% decrease would decrease pretax income from continuing operations by approximately $6 million. At Dec. 31, 2019, a 10% increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $6 million, whereas a 10% decrease would decrease pretax income from continuing operations by approximately $6 million. Market price movements can exceed 10% under abnormal circumstances.
NSP-Minnesota’s commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations that have been entered into, but not closed, using an industry standard methodology known as VaR. VaR expresses the potential change in fair value on the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2020	$1	$3	$1	$2	$1
2019	< 1	3	1	1	< 1
Nuclear Fuel Supply — NSP-Minnesota has contracted for approximately 11% of its 2021 enriched nuclear material requirements from sources that could be impacted by sanctions against entities doing business with Iran. Those sanctions may impact the supply of enriched nuclear material supplied from Russia. Long-term, through 2030, NSP-Minnesota is scheduled to take delivery of approximately 28% of its average enriched nuclear material requirements from these sources. NSP-Minnesota is able to manage nuclear fuel supply with alternate potential sources. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
Interest Rate Risk — NSP-Minnesota is subject to interest rate risk. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
A 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact pretax interest expense annually by an immaterial amount in 2020 and 2019, respectively.
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
Changes in discount rates and expected return on plan assets impact the value of pension and postretirement plan assets and/or benefit costs.
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
At Dec. 31, 2020, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $9 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $1 million. At Dec. 31, 2019, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $21 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $8 million.
NSP-Minnesota conducts credit reviews for all counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase NSP-Minnesota’s credit risk.
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
Commodity Derivatives — NSP-Minnesota continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. The impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2020.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are recorded as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at Dec. 31, 2020.
See Notes 8 and 9 to the consolidated financial statements for further information.
Natural Gas Fuel and Electricity Purchases
In February 2021, the United States experienced winter storm Uri and extreme cold temperatures in the central United States. This severe weather event increased the demand for natural gas used in our electric and natural gas businesses. Certain operational assets were impacted by extreme cold temperatures and safety protocols and the cold further impacted the availability of renewable generation across the region (which typically acts as a hedge against commodity prices) contributing to extremely high market prices for natural gas and electricity. As a result, electric and natural gas fuel costs increased approximately $300 million. These amounts are preliminary estimates through Feb. 16, 2021 and are subject to final settlement.
NSP-Minnesota has fuel recovery mechanisms in all of its states to recover the increased cost of natural gas and electricity. However, given the impact of these higher costs to our customers during a pandemic, we expect our regulators to undertake a heightened review and we intend to work with our commissions to recover these costs over time to help mitigate the impacts on customer bills. NSP-Minnesota is taking action to increase planned debt issuances to ensure adequate liquidity for the timing difference between fuel payments and revenue collection from customers and to address any potential need to post collateral.

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
NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2020, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ BRIAN J. VAN ABEL
Ben Fowke	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 17, 2021	Feb. 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and Board of Directors of Northern States Power Company, a Minnesota corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Minnesota corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and common stockholder’s equity, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Assets and Liabilities - Impact of Rate Regulation on the Financial Statements — Refer to Notes 4 and 10 to the consolidated financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric distribution companies in Minnesota, North Dakota and South Dakota, and natural gas distribution companies in Minnesota and North Dakota. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission for its wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with North American Electric Reliability Corporation standards, asset transactions and mergers and natural gas transactions in interstate commerce, (collectively with state utility regulatory agencies, the “Commissions”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation affects multiple financial statement line items and disclosures, including property, plant and equipment, regulatory assets and liabilities, operating revenues and expenses, and income taxes.
The Company is subject to regulatory rate setting processes. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in assets required to deliver services to customers. Accounting for the Company’s regulated operations provides that rate-regulated entities report assets and liabilities consistent with the recovery of those incurred costs in rates, if it is probable that such rates will be charged and collected. The Commissions’ regulation of rates is premised on the full recovery of incurred costs and a reasonable rate of return on invested capital. Decisions by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. In the rate setting process, the Company’s rates result in the recording of regulatory assets and liabilities based on the probability of future cash flows. Regulatory assets generally represent incurred or accrued costs that have been deferred because future recovery from customers is probable. Regulatory liabilities generally represent amounts that are expected to be refunded to customers in future rates or amounts collected in current rates for future costs.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant, and 3) a refund due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the recognition of regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions for the Company, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. If the full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance. We evaluated the external information and compared to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 17, 2021

We have served as the Company’s auditor since 2002.

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2020	2019	2018
Operating revenues
Electric, non-affiliates	$4,131	$4,049	$4,034
Electric, affiliates	440	457	474
Natural gas	493	571	583
Other	37	35	31
Total operating revenues	5,101	5,112	5,122

Operating expenses
Electric fuel and purchased power	1,626	1,601	1,701
Cost of natural gas sold and transported	263	327	345
Cost of sales — other	22	23	20
Operating and maintenance expenses	1,191	1,203	1,223
Conservation program expenses	119	120	118
Depreciation and amortization	825	791	742
Taxes (other than income taxes)	259	260	257
Total operating expenses	4,305	4,325	4,406

Operating income	796	787	716

Other income (expense), net	2	(1)	(7)
Allowance for funds used during construction — equity	25	25	24

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $7 and $7, respectively	249	233	227
Allowance for funds used during construction — debt	(11)	(12)	(13)
Total interest charges and financing costs	238	221	214

Income before income taxes	585	590	519
Income tax (benefit) expense	(6)	47	27
Net income	$591	$543	$492

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2020	2019	2018
Net income	$591	$543	$492

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $—	1	—	1

Total other comprehensive income	1	—	1
Total comprehensive income	$592	$543	$493

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2020	2019	2018
Operating activities
Net income	$591	$543	$492
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	831	798	748
Nuclear fuel amortization	123	119	122
Deferred income taxes	(67)	(39)	41
Allowance for equity funds used during construction	(25)	(25)	(24)
Provision for bad debts	24	13	16
Net realized and unrealized hedging and derivative transactions	(4)	19	27
Changes in operating assets and liabilities:
Accounts receivable	(55)	15	(43)
Accrued unbilled revenues	1	20	7
Inventories	(14)	(29)	(21)
Other current assets	(9)	(3)	95
Accounts payable	(1)	(13)	11
Net regulatory assets and liabilities	(87)	(140)	182
Other current liabilities	(58)	(12)	(64)
Pension and other employee benefit obligations	(54)	(49)	(76)
Other, net	(4)	(48)	(31)
Net cash provided by operating activities	1,192	1,169	1,482

Investing activities
Capital/construction expenditures	(1,901)	(1,417)	(1,150)
Purchase of investment securities	(1,398)	(995)	(853)
Proceeds from the sale of investment securities	1,378	975	833
Investments in utility money pool arrangement	(718)	(219)	(805)
Repayments from utility money pool arrangement	718	219	805
Other, net	1	(3)	(4)
Net cash used in investing activities	(1,920)	(1,440)	(1,174)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	149	(120)	130
Borrowings under utility money pool arrangement	136	696	479
Repayments under utility money pool arrangement	(136)	(696)	(564)
Proceeds from issuance of long-term debt	677	580	—
Repayment of long-term debt	(300)	—	—
Capital contributions from parent	527	354	109
Dividends paid to parent	(408)	(467)	(456)
Other, net	3	—	—
Net cash provided by (used in) financing activities	648	347	(302)

Net change in cash and cash equivalents	(80)	76	6
Cash and cash equivalents at beginning of period	126	50	44
Cash and cash equivalents at end of period	$46	$126	$50

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(230)	$(209)	$(207)
Cash (paid) received for income taxes, net	(53)	(105)	89

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$74	$95	$93
Inventory transfers to property, plant and equipment	24	24	61
Operating lease right-of-use assets	2	629	—
Allowance for equity funds used during construction	25	25	24

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2020	2019
Assets
Current assets
Cash and cash equivalents	$46	$126
Accounts receivable, net	392	360
Accounts receivable from affiliates	32	44
Accrued unbilled revenues	248	251
Inventories	295	305
Regulatory assets	411	320
Derivative instruments	17	32
Prepayments and other	50	31
Total current assets	1,491	1,469

Property, plant and equipment, net	15,308	14,244

Other assets
Nuclear decommissioning fund and other investments	2,830	2,495
Regulatory assets	924	1,125
Derivative instruments	5	9
Operating lease right-of-use assets	488	564
Other	14	10
Total other assets	4,261	4,203
Total assets	$21,060	$19,916

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$300
Short-term debt	179	30
Accounts payable	438	388
Accounts payable to affiliates	66	76
Regulatory liabilities	123	141
Taxes accrued	263	232
Accrued interest	72	72
Dividends payable to parent	106	94
Derivative instruments	22	25
Operating lease liabilities	85	80
Other	154	202
Total current liabilities	1,508	1,640

Deferred credits and other liabilities
Deferred income taxes	1,840	1,779
Deferred investment tax credits	18	20
Regulatory liabilities	1,896	1,937
Asset retirement obligations	2,350	2,280
Derivative instruments	71	110
Pension and employee benefit obligations	192	236
Operating lease liabilities	443	526
Other	69	86
Total deferred credits and other liabilities	6,879	6,974

Commitments and contingencies
Capitalization
Long-term debt	5,904	5,221
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	4,585	4,068
Retained earnings	2,206	2,036
Accumulated other comprehensive loss	(22)	(23)
Total common stockholder's equity	6,769	6,081
Total liabilities and equity	$21,060	$19,916

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2017	1,000,000	$—	$3,580	$1,920	$(24)	$5,476

Net income				492		492
Other comprehensive income					1	1
Dividends declared to parent				(440)		(440)
Contribution of capital by parent			44			44
Balance at Dec. 31, 2018	1,000,000	$—	$3,624	$1,972	$(23)	$5,573

Net income				543		543
Dividends declared to parent				(479)		(479)
Contribution of capital by parent			444			444
Balance at Dec. 31, 2019	1,000,000	$—	$4,068	$2,036	$(23)	$6,081

Net income				591		591
Other comprehensive income					1	1
Dividends declared to parent				(420)		(420)
Contribution of capital by parent			517			517
Adoption of ASC Topic 326				(1)		(1)
Balance at Dec. 31, 2020	1,000,000	$—	$4,585	$2,206	$(22)	$6,769

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
NSP-Minnesota’s consolidated financial statements are presented in accordance with GAAP. All of NSP-Minnesota’s underlying accounting records also conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions. Certain amounts in the consolidated financial statements or notes have been reclassified for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
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
Regulatory Accounting — NSP-Minnesota accounts for income and expense items in accordance with accounting guidance for regulated operations. Under this guidance:
•Certain costs, which would otherwise be charged to expense or other comprehensive income, are deferred as regulatory assets based on the expected ability to recover the costs in future rates.
•Certain credits, which would otherwise be reflected as income or other comprehensive income, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates, or because the amounts were collected in rates prior to the costs being incurred.
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
The effects of NSP-Minnesota’s tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most of its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, which would be refundable to utility customers over the remaining life of the related assets. NSP-Minnesota anticipates that a tax rate increase would result in the establishment of a regulatory asset, subject to regulatory approval.
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
NSP-Minnesota reports interest and penalties related to income taxes within other (expense) income or interest charges in the consolidated statements of income.
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
NSP-Minnesota records depreciation expense using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are recovered in rates as authorized by the appropriate regulatory entities. The amount of removal costs are based on current factors used in existing depreciation rates. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.7% for 2020, 3.7% for 2019 and 3.6% for 2018.
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
See Note 10 for further information.
Revenue from Contracts with Customers — Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. NSP-Minnesota recognizes revenue that corresponds to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs systematically throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized.
NSP-Minnesota does not recognize a separate financing component of its collections from customers as contract terms are short-term in nature. NSP-Minnesota presents its revenues net of any excise or sales taxes or fees.
NSP-Minnesota recognizes physical sales to customers (native load and wholesale) on a gross basis in electric revenues and cost of sales. Revenues and charges for short-term physical wholesale sales of excess energy transacted through RTOs are also recorded on a gross basis. Other revenues and charges settled/facilitated through an RTO are recorded on a net basis in cost of sales.
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
As of Dec. 31, 2020 and 2019, the allowance for bad debts was $33 million and $23 million, respectively.
Inventory — Inventory is recorded at average cost and consisted of the following:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$178	$176
Fuel	90	103
Natural gas	27	26
Total inventories	$295	$305
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
Derivative Instruments — NSP-Minnesota uses derivative instruments in connection with its interest rate, utility commodity price and commodity trading activities, including forward contracts, futures, swaps and options. Any derivative instruments not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues and interest rate hedging transactions are recorded as a component of interest expense.
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
Alternative Revenue — Certain rate rider mechanisms (including decoupling and CIP/DSM programs) qualify as alternative revenue programs. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate. When certain criteria are met, including expected collection within 24 months, revenue is recognized equal to the revenue requirement, which may include incentives and return on rate base items.
Billing amounts are revised periodically for differences between total amount collected and revenue earned, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers.
See Note 6 for further information.
Conservation Programs — Costs incurred for DSM and CIP programs are deferred if it is probable future revenue will recover the incurred cost. Revenues recognized for incentive programs for the recovery of lost margins and/or conservation performance incentives are limited to amounts expected to be collected within 24 months from the year they are earned. Regulatory assets are recognized to reflect the amount of costs or earned incentives that have not yet been collected from customers.
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
NSP-Minnesota implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $1 million (after tax) to retained earnings on Jan. 1, 2020. Other than first-time recognition of an allowance for bad debts on accrued unbilled revenues, the Jan. 1, 2020 adoption of ASC Topic 326 did not have a significant impact on NSP-Minnesota’s consolidated financial statements.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$18,948	$18,519
Natural gas plant	1,707	1,563
Common and other property	955	887
Plant to be retired (a)	136	—
CWIP	1,150	846
Total property, plant and equipment	22,896	21,815
Less accumulated depreciation	(7,898)	(7,945)
Nuclear fuel	2,970	2,910
Less accumulated amortization	(2,660)	(2,536)
Property, plant and equipment, net	$15,308	$14,244
(a)Includes regulator-approved retirements of Sherco Units 1 and 2.
Joint Ownership of Generation and Transmission Facilities
Jointly owned assets as of Dec. 31, 2020:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	CWIP	Percent Owned
Electric generation:
Sherco Unit 3	$601	$435	$2	59%
Sherco common facilities	149	108	5	80
Sherco substation	5	3	—	59
Electric transmission:
Grand Meadow	11	3	—	50
CapX2020	954	108	33	51
Total	$1,720	$657	$40
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2020		Dec. 31, 2019
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$26	$364	$28	$378
Excess deferred taxes — TCJA	7	Various	10	122	10	132
Recoverable deferred taxes on AFUDC		Plant lives	—	113	—	115
Benson biomass PPA termination and asset purchase		Nine years	10	65	9	73
PI extended power uprate		14 years	3	49	3	53
Contract valuation adjustments (a)	1, 8	Term of related contract	16	48	16	62
Laurentian biomass PPA termination		Three years	18	36	19	54
Purchased power contracts costs		Term of related contract	4	32	3	36
Sales true-up and revenue decoupling		One to two years	101	28	54	16
Conservation programs (b)	1	One to two years	14	23	18	13
Deferred purchased natural gas and electricity energy costs		One to two years	8	18	6	6
Losses on reacquired debt		Term of related debt	1	12	2	14
Nuclear refueling outage costs	1	One to two years	28	10	43	17
Environmental remediation costs	1, 10	Pending future rate cases	1	9	1	12
State commission adjustments		Plant lives	—	3	—	3
Renewable resources and environmental initiatives		One to two years	129	1	72	1
Gas pipeline inspection and remediation costs		One to two years	26	—	26	—
Net AROs (c)	1, 10	Various	—	(32)	—	118
Other		Various	16	23	10	22
Total regulatory assets			$411	$924	$320	$1,125
(a)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.
(b)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
(c)Includes amounts recorded for future recovery of AROs, less amounts recovered through nuclear decommissioning accruals and gains from decommissioning investments.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2020		Dec. 31, 2019
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$9	$1,326	$13	$1,389
Plant removal costs	1, 10	Various	—	544	—	520
ITC deferrals	1	Various	—	8	—	8
Contract valuation adjustments (b)	1, 8	Less than one year	12	—	8	—
DOE Settlement		Less than one year	11	—	27	—
Deferred electric energy costs		Less than one year	8	—	24	—
Renewable resources and environmental initiatives		Less than one year	5	—	—	—
Other		Various	78	18	69	20
Total regulatory liabilities (c)			$123	$1,896	$141	$1,937
(a)Includes the revaluation of recoverable/regulated plant ADIT and revaluation impact of non-plant ADIT due to the TCJA.
(b)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.
(c)Revenue subject for refund of $17 million and $24 million for 2020 and 2019, respectively, is included in other current liabilities.
At Dec. 31, 2020 and 2019, NSP-Minnesota’s regulatory assets not earning a return primarily included the unfunded portion of pension and retiree medical obligations and net AROs. In addition, regulatory assets included $399 million and $235 million at Dec. 31, 2020 and 2019, respectively, of past expenditures not earning a return. Amounts are related to sales true-up and revenue decoupling, purchased natural gas and electric energy costs, various renewable resources and certain environmental initiatives.

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
Money pool borrowings for NSP-Minnesota were as follows:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2020	Year Ended Dec. 31
		2020	2019	2018
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	—	—	—	—
Average amount outstanding	—	3	32	17
Maximum amount outstanding	18	116	250	143
Weighted average interest rate, computed on a daily basis	0.08%	1.53%	2.05%	1.96%
Weighted average interest rate at period end	N/A	N/A	N/A	N/A
Commercial Paper — Commercial paper outstanding for NSP-Minnesota was as follows:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2020	Year Ended Dec. 31
		2020	2019	2018
Borrowing limit	$500	$500	$500	$500
Amount outstanding at period end	179	179	30	150
Average amount outstanding	13	10	71	38
Maximum amount outstanding	179	179	317	198
Weighted average interest rate, computed on a daily basis	0.17%	1.25%	2.59%	2.08%
Weighted average interest rate at end of period	0.18	0.18	2.05	2.97
Letters of Credit — NSP-Minnesota uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At both Dec. 31, 2020 and 2019, there were $10 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
Credit Facility — In order to use commercial paper programs to fulfill short-term funding needs, NSP-Minnesota must have revolving credit facilities in place at least equal to the amount of their respective commercial paper borrowing limits and cannot issue commercial paper in an aggregate amount exceeding available capacity under these credit facilities. The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
Amended Credit Agreement — In June 2019, NSP-Minnesota entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with the exception of the maturity, which is June 2024.
Features of NSP-Minnesota’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2020	2019
47%	48%	$100	2
(a)    The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65%.
(b)    All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that NSP-Minnesota would be in default on its borrowings under the facility if it or any of its subsidiaries whose total assets exceed 15% of NSP-Minnesota’s consolidated total assets, default on indebtedness in an aggregate principal amount exceeding $75 million.
If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2020, NSP-Minnesota was in compliance with all financial covenants on its debt agreements.

NSP-Minnesota had the following committed credit facility available as of Dec. 31, 2020 (in millions):

Credit Facility (a)	Drawn (b)	Available
$500	$189	$311
(a)This credit facility matures in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the facility outstanding at Dec. 31, 2020 and 2019.
Bilateral Credit Agreement
In March 2019, NSP-Minnesota entered into a one-year uncommitted bilateral credit agreement. The agreement is limited in use to support letters of credit. In March 2020, NSP-Minnesota renewed its bilateral credit agreement for an additional one-year term.
As of Dec. 31, 2020, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows (in millions):

Limit	Amount Outstanding	Available
$75	$49	$26
Long-Term Borrowings and Other Financing Instruments
Generally, all property of NSP-Minnesota is subject to the lien of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long term debt obligations for NSP-Minnesota as of Dec. 31 (millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2020	2019
First mortgage bonds	2.20%	Aug. 15, 2020	$—	$300
First mortgage bonds	2.15	Aug. 15, 2022	300	300
First mortgage bonds	2.60	May 15, 2023	400	400
First mortgage bonds	7.13	July 1, 2025	250	250
First mortgage bonds	6.50	March 1, 2028	150	150
First mortgage bonds	5.25	July 15, 2035	250	250
First mortgage bonds	6.25	June 1, 2036	400	400
First mortgage bonds	6.20	July 1, 2037	350	350
First mortgage bonds	5.35	Nov. 1, 2039	300	300
First mortgage bonds	4.85	Aug. 15, 2040	250	250
First mortgage bonds	3.40	Aug. 15, 2042	500	500
First mortgage bonds	4.13	May 15, 2044	300	300
First mortgage bonds	4.00	Aug. 15, 2045	300	300
First mortgage bonds	3.60	May 15, 2046	350	350
First mortgage bonds	3.60	Sept. 15, 2047	600	600
First mortgage bonds (b)	2.90	March 1, 2050	600	600
First mortgage bonds (a)	2.60	June 1, 2051	700	—
Unamortized discount			(42)	(31)
Unamortized debt issuance cost			(54)	(48)
Current maturities			—	(300)
Total long-term debt			$5,904	$5,221
(a)2020 financing.
(b)2019 financing.
Maturities of long-term debt are as follows:

(Millions of Dollars)
2021	$—
2022	300
2023	400
2024	—
2025	250
Deferred Financing Costs — Deferred financing costs of approximately $54 million and $48 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2020 and 2019, respectively.
Dividend Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividend payments are solely to be paid from retained earnings.
NSP-Minnesota’s state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2020:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2020
47.1%	57.5%	52.7%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$1	billion	$13	billion	$13	billion

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,375	$261	$31	$1,667
C&I	1,935	189	—	2,124
Other	33	—	6	39
Total retail	3,343	450	37	3,830
Wholesale	202	—	—	202
Transmission	238	—	—	238
Interchange	440	—	—	440
Other	15	7	—	22
Total revenue from contracts with customers	4,238	457	37	4,732
Alternative revenue and other	333	36	—	369
Total revenues	$4,571	$493	$37	$5,101

	Year Ended Dec. 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,280	$303	$30	$1,613
C&I	2,054	229	—	2,283
Other	33	—	5	38
Total retail	3,367	532	35	3,934
Wholesale	210	—	—	210
Transmission	216	—	—	216
Interchange	459	—	—	459
Other	12	9	—	21
Total revenue from contracts with customers	4,264	541	35	4,840
Alternative revenue and other	242	30	—	272
Total revenues	$4,506	$571	$35	$5,112

	Year Ended Dec. 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,308	$309	$27	$1,644
C&I	2,052	239	1	2,292
Other	37	—	3	40
Total retail	3,397	548	31	3,976
Wholesale	189	—	—	189
Transmission	238	—	—	238
Interchange	474	—	—	474
Other	28	12	—	40
Total revenue from contracts with customers	4,326	560	31	4,917
Alternative revenue and other	182	23	—	205
Total revenues	$4,508	$583	$31	$5,122

7. Income Taxes
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009 - 2011 that qualify for an extended carryback claim. As a result, a tax benefit of approximately $13 million was recognized in 2020.
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
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2020, NSP-Minnesota’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. In July 2020, Minnesota began a review of the 2015 - 2018 Research and Experimentation Credits. As of Dec. 31, 2020, no material adjustments have been proposed.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$21	$15
Unrecognized tax benefit — Temporary tax positions	3	5
Total unrecognized tax benefit	$24	$20
Changes in unrecognized tax benefits:

(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$20	$17	$18
Additions based on tax positions related to the current year	2	3	2
Reductions based on tax positions related to the current year	—	(1)	—
Additions for tax positions of prior years	16	1	—
Reductions for tax positions of prior years	(14)	—	(1)
Settlements with taxing authorities	—	—	(2)
Balance at Dec. 31	$24	$20	$17
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(11)	$(16)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $8 million and $11 million at Dec. 31, 2020 and Dec. 31, 2019, respectively.
As the IRS audits resume and state review progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $15 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2020	2019	2018
Payable for interest related to unrecognized tax benefits at Jan. 1	$(2)	$(1)	$(1)
Interest expense related to unrecognized tax benefits	—	(1)	—
Payable for interest related to unrecognized tax benefits at Dec. 31	$(2)	$(2)	$(1)
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2020, 2019 or 2018.

Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2020	2019
Federal tax credit carryforwards	$543	$449
State NOL carryforwards	151	133
Valuation allowances for state NOL carryforwards	(1)	(1)
State tax credit carryforwards, net of federal detriment (a)	71	78
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(59)	(66)
(a)State tax credit carryforwards are net of federal detriment of $19 million and $21 million as of Dec. 31, 2020 and 2019, respectively.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $16 million and $18 million as of Dec. 31, 2020 and 2019, respectively.
Federal carryforward periods expire between 2031 and 2040 and state carryforward periods expire between 2021 and 2035.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	7.0	7.1	7.1
Increases (decreases) in tax from:
Wind PTCs	(19.3)	(11.8)	(13.6)
Plant regulatory differences (a)	(7.2)	(7.4)	(8.8)
NOL Carryback	(2.1)	—	—
Other tax credits, net NOL & tax credit allowances	(1.2)	(1.5)	(1.1)
Change in unrecognized tax benefits	1.0	0.5	0.1
Other, net	(0.2)	0.1	0.5
Effective income tax rate	(1.0)%	8.0%	5.2%
(a)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2020	2019	2018
Current federal tax expense (benefit)	$41	$80	$(17)
Current state tax expense	12	8	5
Current change in unrecognized tax expense (benefit)	9	(1)	(1)
Deferred federal tax benefit	(102)	(86)	(3)
Deferred state tax expense	38	43	42
Deferred change in unrecognized tax (benefit) expense	(3)	4	2
Deferred ITCs	(1)	(1)	(1)
Total income tax (benefit) expense	$(6)	$47	$27
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2020	2019	2018
Deferred tax expense excluding items below	$61	$97	70
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(127)	(135)	(28)
Tax expense allocated to other comprehensive income, adoption of ASC Topic 326, adoption of ASU No. 2018-02 and other	(1)	(1)	(1)
Deferred tax (benefit) expense	$(67)	$(39)	$41
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2020	2019 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,482	$2,361
Regulatory assets	270	255
Operating lease assets	147	170
Pension expense	72	68
Other	14	10
Total deferred tax liabilities	$2,985	$2,864

Deferred tax assets:
Tax credit carryforward	$614	$527
Regulatory Liabilities	349	362
Operating lease liabilities	147	170
NOL and tax credit valuation allowances	(59)	(66)
Other employee benefits	38	38
NOL carryforward	12	10
Rate refund	7	11
Deferred ITCs	5	6
Other	32	27
Total deferred tax assets	$1,145	$1,085
Net deferred tax liability	$1,840	$1,779
(a)Prior periods have been reclassified to conform to current year presentation.

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
Non-Derivative Fair Value Measurements
Nuclear Decommissioning Fund — The NRC requires NSP-Minnesota to maintain a portfolio of investments to fund the costs of decommissioning its nuclear generating plants. Assets of the nuclear decommissioning fund are legally restricted for the purpose of decommissioning these facilities. The fund contains cash equivalents, debt securities, equity securities and other investments. NSP-Minnesota uses the MPUC approved asset allocation for the investment targets by asset class for the qualified trust.
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
Unrealized gains for the nuclear decommissioning fund were $981 million and $706 million as of Dec. 31, 2020 and 2019, respectively, and unrealized losses were $5 million and $6 million as of Dec. 31, 2020 and 2019, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$40	$40	$—	$—	$—	$40
Commingled funds	787	—	—	—	1,041	1,041
Debt securities	528	—	572	13	—	585
Equity securities	446	1,109	2	—	—	1,111
Total	$1,801	$1,149	$574	$13	$1,041	$2,777
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $53 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$33	$33	$—	$—	$—	$33
Commingled funds	733	—	—	—	935	935
Debt securities	489	—	495	13	—	508
Equity securities	485	962	2	—	—	964
Total	$1,740	$995	$497	$13	$935	$2,440
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet, which also includes $55 million of rabbi trust assets and miscellaneous investments.
For the years ended Dec. 31, 2020 and 2019, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Dec. 31, 2020:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$1	$116	$211	$257	$585

Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1	$1	$—	$—	$1
Mutual funds	14	16	—	—	16
Total	$15	$17	$—	$—	$17
(a)    Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

	Dec. 31, 2019
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1	$1	$—	$—	$1
Mutual funds	11	13	—	—	13
Total	$12	$14	$—	$—	$14
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
At Dec. 31, 2020, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.
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
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a) (b)	Dec. 31, 2020	Dec. 31, 2019
MWh of electricity	65	79
MMBtu of natural gas	83	78
(a)Not reflective of net positions in the underlying commodities.
(b)Notional amounts for options included on a gross basis, but are weighted for the probability of exercise.
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
As of Dec. 31, 2020, six of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $31 million or 59% of this credit exposure, had investment grade credit ratings from S&P, Moody’s or Fitch Ratings. Four of the 10 most significant counterparties, comprising $13 million or 25% of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Seven of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Qualifying Cash Flow Hedges — Financial impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income:

(Millions of Dollars)	2020	2019	2018
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(20)	$(20)	$(21)
After-tax net realized losses on derivative transactions reclassified into earnings	1	—	1
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(19)	$(20)	$(20)

Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2020
Other derivative instruments
Electric commodity	$—	$2
Natural gas commodity	—	(2)
Total	$—	$—

Year Ended Dec. 31, 2019
Other derivative instruments
Electric commodity	$—	$2
Natural gas commodity	—	(3)
Total	$—	$(1)

Year Ended Dec. 31, 2018
Other derivative instruments
Electric commodity	$—	$(6)
Natural gas commodity	—	2
Total	$—	$(4)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(5)	(b)
Electric commodity	—		(3)	(c)	—
Natural gas commodity	—		2	(d)	(4)	(d)
Total	$—		$(1)		$(9)
(a)Recorded to interest charges.
(b)Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
(d)Amounts are recorded to cost of natural gas sold and transported. These derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets and liabilities, as appropriate.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2019
Other derivative instruments
Commodity trading	$—	$—		$—
Electric commodity	—	1	(a)	—
Natural gas commodity	—	1	(b)	(3)	(b)
Total	$—	$2		$(3)
(a)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
(b)Amounts are recorded to cost of natural gas sold and transported. These derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets and liabilities, as appropriate.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2018
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$11	(b)
Electric commodity	—		3	(c)	—
Natural gas commodity	—		(2)	(d)	(1)	(d)
Total	$—		$1		$10
(a)Recorded to interest charges.
(b)Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
(d)Amounts are recorded to cost of natural gas sold and transported. These derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets and liabilities, as appropriate.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2020, 2019 and 2018.

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of Dec. 31, 2020 and 2019, there were $4 million and $7 million derivative instruments in a liability position with such underlying contract provisions, respectively. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of Dec. 31, 2020, there were approximately $14 million of derivative instruments in a liability position with such underlying contract provisions.
Provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2020 and 2019.
Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$1	$26	$—	$27	$(25)	$2	$2	$40	$23	$65	$(42)	$23
Electric commodity	—	—	13	13	(1)	12	—	—	9	9	(1)	8
Natural gas commodity	—	3	—	3	—	3	—	1	—	1	—	1
Total current derivative assets	$1	$29	$13	$43	$(26)	17	$2	$41	$32	$75	$(43)	32
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$7	$39	$—	$46	$(41)	$5	$9	$29	$6	$44	$(35)	$9
Total noncurrent derivative assets	$7	$39	$—	$46	$(41)	5	$9	$29	$6	$44	$(35)	9

	Dec. 31, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$3	$18	$10	$31	$(25)	$6	$2	$42	$15	$59	$(50)	$9
Electric commodity	—	—	1	1	(1)	—	—	—	1	1	(1)	—
Natural gas commodity	—	2	—	2	—	2	—	2	—	2	—	2
Total current derivative liabilities	$3	$20	$11	$34	$(26)	8	$2	$44	$16	$62	$(51)	11
PPAs (b)						14						14
Current derivative instruments						$22						$25
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$35	$13	$50	$(27)	$23	$2	$32	$17	$51	$(3)	$48
Total noncurrent derivative liabilities	$2	$35	$13	$50	$(27)	23	$2	$32	$17	$51	$(3)	48
PPAs (b)						48						62
Noncurrent derivative instruments						$71						$110
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2020 and 2019. At both Dec. 31, 2020 and 2019, derivative assets and liabilities include $15 million and $32 million of obligations to return cash collateral, respectively. At Dec. 31, 2020 and 2019, derivative assets and liabilities include the rights to reclaim cash collateral of $1 million and $8 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the years ended Dec. 31, 2020, 2019 and 2018:

	Year Ended Dec. 31
(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$5	$14	$23
Purchases	28	17	26
Settlements	(49)	(28)	(17)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(8)	3	(2)
Net gains (losses) recognized as regulatory assets and liabilities	13	(1)	(16)
Balance at Dec. 31	$(11)	$5	$14
(a)Level 3 losses and gains recognized in earnings are subject to offsetting gains and losses of derivative instruments categorized as levels 1 and 2 in the income statement.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2020, 2019 and 2018.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2020		2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,904	$7,391	$5,521	$6,297
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2020 and 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes NSP-Minnesota, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 1.78, 2.74 and 3.57 percent in 2020, 2019, and 2018, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s and NSP-Minnesota’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives who participated in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2020 and 2019 were $43 million and $39 million, respectively, of which $4 million was attributable to NSP-Minnesota in both years. In 2020 and 2019, Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $6 million and $4 million, respectively, of which $1 million was attributable to NSP-Minnesota in both years.
Xcel Energy, which includes NSP-Minnesota, bases the investment-return assumption on expected long-term performance for each of the asset classes in its pension and postretirement health care portfolios. For pension assets, Xcel Energy considers the historical returns achieved by its asset portfolio over the past 20 years or longer period, as well as the long-term projected return levels. Xcel Energy and NSP-Minnesota continually review their pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2020 were above the assumed level of 7.10%.
•Investment returns in 2019 were above the assumed level of 7.10%.
•Investment returns in 2018 were below the assumed level of 7.10%.
•In 2021, NSP-Minnesota’s expected investment-return assumption is 6.60%.
Pension plan and postretirement benefit assets are invested in a portfolio according to Xcel Energy’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize contributions to the plan, within appropriate levels of risk. The principal mechanism for achieving these objectives is the asset allocation given the long-term risk, return, correlation and liquidity characteristics of each particular asset class. There were no significant concentrations of risk in any industry, index, or entity. Market volatility can impact even well-diversified portfolios and significantly affect the return levels achieved by the assets in any year.
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

Plan Assets
For each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets measured at fair value:

	Dec. 31, 2020 (a)					Dec. 31, 2019 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$52	$—	$—	$—	$52	$41	$—	$—	$—	$41
Commingled funds	369	—	—	284	653	360	—	—	270	630
Debt securities	—	167	1	—	168	—	156	1	—	157
Equity securities	20	—	—	—	20	23	—	—	—	23
Other	3	1	—	—	4	(32)	1	—	(5)	(36)
Total	$444	$168	$1	$284	$897	$392	$157	$1	$265	$815
(a)See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, NSP-Minnesota’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2020 (a)					Dec. 31, 2019 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Commingled funds	$—	$—	$—	$—	$—	$—	$—	$—	$1	$1
Debt securities	—	2	—	—	2	—	2	—	—	2
Total	$—	$2	$—	$—	$2	$—	$2	$—	$1	$3
(a)See Note 8 for further information on fair value measurement inputs and methods.
No assets were transferred in or out of Level 3 for 2020. Immaterial assets were transferred in or out of Level 3 for 2019.
Funded Status — Benefit obligations for both pension and postretirement plans increased from Dec. 31, 2019 to Dec. 31, 2020, due primarily to decreases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Minnesota are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2020	2019	2020	2019
Change in Benefit Obligation:
Obligation at Jan. 1	$942	$907	$76	$76
Service cost	27	25	—	—
Interest cost	31	37	2	3
Plan amendments	—	1	—	—
Actuarial loss	84	62	2	4
Benefit payments	(95)	(90)	(7)	(7)
Obligation at Dec. 31	$989	$942	$73	$76
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$815	$711	$3	$2
Actual return on plan assets	133	147	—	—
Employer contributions	44	47	6	8
Benefit payments	(95)	(90)	(7)	(7)
Fair value of plan assets at Dec. 31	$897	$815	$2	$3
Funded status of plans at Dec. 31	$(92)	$(127)	$(71)	$(73)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(5)	$(4)
Noncurrent liabilities	(92)	(127)	(66)	(69)
Net amounts recognized	$(92)	$(127)	$(71)	$(73)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2020	2019	2020	2019
Discount rate for year-end valuation	2.71%	3.49%	2.65%	3.47%
Expected average long-term increase in compensation level	3.75%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	5.50%	6.00%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.00%	5.10%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	5	3
The accumulated benefit obligation for the pension plan was $912 million and $872 million as of Dec. 31, 2020 and 2019, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
Service cost	$27	$25	$28	$—	$—	$—
Interest cost	31	37	35	2	3	3
Expected return on plan assets	(55)	(54)	(58)	—	—	—
Amortization of prior service cost	—	—	—	(3)	(3)	(3)
Amortization of net loss	33	30	38	1	2	2
Settlement charge (a)	—	—	49	—	—	—
Net periodic pension cost	36	38	92	—	2	2
Effects of regulation	(4)	(5)	(66)	—	—	—
Net benefit cost recognized for financial reporting	$32	$33	$26	$—	$2	$2
Significant Assumptions Used to Measure Costs:
Discount rate	3.49%	4.31%	3.63%	3.47%	4.32%	3.62%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	7.10	7.10	7.10	4.50	4.50	5.30
(a)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2018, as a result of lump-sum distributions during the 2018 plan year, NSP-Minnesota recorded a total pension settlement charge of $49 million in 2018, which was not recognized due to the effects of regulation. There were no settlement charges recorded to the qualified pension plans in 2020 and 2019.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2020	2019	2020	2019
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$414	$440	$37	$37
Prior service credit	—	—	(6)	(9)
Total	$414	$440	$31	$28
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$29	$29	$—	$—
Noncurrent regulatory assets	385	411	29	26
Deferred income taxes	—	—	1	1
Net-of-tax accumulated other comprehensive income	—	—	1	1
Total	$414	$440	$31	$28

Measurement date	Dec 31, 2020	Dec 31, 2019	Dec 31, 2020	Dec 31, 2019

Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2018 — 2021 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$125 million in January 2021, of which $33 million is attributable to NSP-Minnesota.
•$150 million in 2020, of which $44 million was attributable to NSP-Minnesota.
•$154 million in 2019, of which $47 million was attributable to NSP-Minnesota.
•$150 million in 2018, of which $63 million was attributable to NSP-Minnesota.
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations, when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$10 million in 2021, of which $7 million is attributable to NSP-Minnesota.
•$11 million in 2020, of which $6 million, was attributable to NSP-Minnesota.
•$15 million in 2019, of which $8 million was attributable to NSP-Minnesota.
•$11 million in 2018, of which $3 million was attributable to NSP-Minnesota.
Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Domestic and international equity securities	35%	37%	15%	15%
Long-duration fixed income and interest rate swap securities	35	30	—	—
Short-to-intermediate fixed income securities	13	14	72	72
Alternative investments	15	17	9	9
Cash	2	2	4	4
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — In 2019, the Pension Protection Act measurement concept was extended beyond 2019 for NSP bargaining terminations and retirements to Dec. 31, 2022.
In 2020 and 2018, there were no significant plan amendments made which affected the postretirement benefit obligation.
Projected Benefit Payments
NSP-Minnesota’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2021	$104	$7	$—	$7
2022	92	6	—	6
2023	86	6	—	6
2024	79	5	—	5
2025	75	5	—	5
2026-2030	320	21	—	21
Defined Contribution Plans
Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Minnesota was approximately $12 million in 2020, 2019 and 2018.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Minnesota’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
Rate Matters and Other
Sherco — In 2018, NSP-Minnesota and SMMPA (Co-owner of Sherco Unit 3) reached a settlement with GE related to a 2011 incident, which damaged the turbine at Sherco Unit 3 and resulted in an extended outage for repair. NSP-Minnesota notified the MPUC of its proposal to refund settlement proceeds to customers through the FCA.

In March 2019, the MPUC approved NSP-Minnesota’s refund proposal. Additionally, the MPUC decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of an appeal pending between GE and NSP-Minnesota’s insurers. In February 2020, the Minnesota Court of Appeals affirmed the district court’s judgment in favor of GE. In March 2020, NSP-Minnesota’s insurers filed a petition seeking additional review by the Minnesota Supreme Court.
In April 2020, the Minnesota Supreme Court denied the insurers’ petition for further review, ending the litigation. In accordance with a prior MPUC order, NSP-Minnesota made a compliance filing in August 2020 detailing all costs that resulted from the outage and all insurance recoveries received by NSP-Minnesota in connection with the outage.
In January 2021, the Minnesota Office of the Attorney General and DOC filed comments recommending that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the FCA. On Jan. 27, 2021, NSP-Minnesota filed its response, asserting that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate. A final decision by the MPUC is pending. A loss related to this matter is deemed remote.
Westmoreland Arbitration — In November 2014, insurers for Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged business losses due to a turbine failure at Sherco Unit 3. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards. Westmoreland’s insurers quantified their losses as approximately $36 million.
Arbitration was delayed pending resolution of a separate lawsuit brought by NSP-Minnesota, SMMPA, and their insurers against various GE entities based on the inspection and maintenance advice GE provided for Sherco Unit 3. In July 2020, following the conclusion of the appeal that fully resolved the GE litigation, Westmoreland’s insurers served notice, which triggered the arbitration to resume.
NSP-Minnesota denies the claims asserted by the Westmoreland insurers and believes it properly stopped the supply of coal based upon the force majeure provision. It is uncertain when a final resolution will occur, but it is unlikely an arbitration hearing will take place before the fourth quarter 2021. At this stage of the proceeding, before any discovery has been conducted/completed, a reasonable estimate of damages or range of damages cannot be determined.
MISO ROE Complaints — In November 2013 and February 2015, customer groups filed two ROE complaints against MISO TOs, which includes NSP-Minnesota and NSP-Wisconsin. The first complaint requested a reduction in base ROE transmission formula rates from 12.38% to 9.15% for the time period of Nov. 12, 2013 to Feb. 11, 2015, and removal of ROE adders (including those for RTO membership). The second complaint requested, for a subsequent time period, a base ROE reduction from 12.38% to 8.67%.
In September 2016, the FERC issued an order (Opinion No. 551) granting a 10.32% base ROE effective for the first complaint period of Nov. 12, 2013 to Feb. 11, 2015 and subsequent to the date of the order. The D.C Circuit subsequently vacated and remanded the FERC Opinion.
In November 2019, the FERC issued an order (Opinion No. 569), which set the MISO base ROE at 9.88%, effective Sept. 28, 2016 and for the first complaint period. The FERC also dismissed the second complaint. In December 2019, MISO TOs filed a request for rehearing regarding the new ROE methodology announced in Opinion No. 569. Customers also filed requests for rehearing claiming, among other points, that the FERC erred by dismissing the second complaint without refunds.
In May 2020, the FERC issued an order (Opinion No. 569-A) which granted rehearing in part to Opinion 569 and further refined the FERC’s ROE methodology, most significantly to incorporate the risk premium model (in addition to the discounted cash flow and capital asset pricing models), resulting in a new base ROE of 10.02%, effective Sept. 28, 2016 and for the first complaint period. The FERC also affirmed its decision in Opinion No. 569 to dismiss the second complaint.
In June 2020, various parties filed requests for rehearing of Opinion 569-A with the FERC. In November 2020, the FERC issued an order (Opinion No. 569-B) in response to the rehearing requests. The FERC corrected certain inputs to its ROE calculation model, did not change the ROE for the first MISO complaint period and upheld its decision to deny refunds for the second complaint period. Each 10 basis point reduction in the allowed base ROE for the first complaint and second complaint would reduce net income by $2 million and $1 million, respectively.
Various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit. These appeals remain pending.
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
MGP, Landfill and Disposal Sites
NSP-Minnesota is currently investigating, remediating or performing post closure actions at seven MGP, landfill or other disposal sites across its service territories. NSP-Minnesota has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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

NSP-Minnesota is conducting groundwater sampling and monitoring implementing assessment of corrective measures at certain CCR landfills and surface impoundments. No results above the groundwater protection standards in the rule were identified. Until NSP-Minnesota completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
In August 2020, the EPA published its final rule to implement a cease receipt and initiate a closure date of April 2021 for all CCR impoundments affected by the August 2018 D.C. Circuit ruling. The D.C. Circuit concluded that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. This final rule required NSP-Minnesota to expedite closure plans for one impoundment.
In October 2020, NSP-Minnesota completed construction of a new impoundment to replace the clay lined impoundment at a cost of $9 million. With the new ash pond in service, NSP-Minnesota has initiated closure activities for the existing ash pond at an estimated cost of $4 million. NSP-Minnesota has five years to complete closure activities.
Closure costs for existing impoundments are included in the calculation of the ARO.
Federal CWA WOTUS Rule — In April 2020, the EPA and U.S. Army Corps of Engineers (“Agencies”) replaced the 2015 WOTUS rule and narrowed the definition of WOTUS (“2020 WOTUS Rule”). The new definition simplifies the process whether waters are subject to CWA jurisdiction and streamlines the permitting process. NSP-Minnesota does not anticipate that compliance costs will be material.
Federal CWA ELG — In 2015, the EPA issued a final ELG rule for power plants that discharge treated effluent to surface waters as well as utility-owned landfills that receive CCRs. In October 2020, the EPA published a final rule revising the regulations.
The retirement of units affected by the final ELG rule is subject to regulatory approval. The exact total cost of ELG compliance is therefore uncertain but NSP-Minnesota does not anticipate that compliance costs will be material.
Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Minnesota estimates the likely cost for complying with impingement and entrainment requirements is approximately $37 million, to be incurred between 2021 and 2028. NSP-Minnesota believes six plants could be required to make improvements to reduce impingement and entrainment. The exact total cost of the impingement and entrainment improvements is uncertain, but could be up to $189 million. NSP-Minnesota anticipates these costs will be fully recoverable through regulatory mechanisms.
Environmental Requirements — Air
Regional Haze Rules — The regional haze program requires sulfur dioxide, nitrogen oxide and particulate matter emission controls at power plants to reduce visibility impairment in national parks and wilderness areas. The program includes best available retrofit technology and reasonable further progress. The regional haze first planning period requirements were approved by the EPA and implemented by 2014.
All states are now subject to a second round of regional haze planning/rulemaking, focusing on additional reductions to meet reasonable progress requirements. Any additional impacts to NSP-Minnesota facilities are expected to be minimal.
AROs — AROs have been recorded for NSP-Minnesota’s assets. For nuclear assets, the ARO is associated with the decommissioning of NSP-Minnesota nuclear generating plants.
Aggregate fair value of NSP-Minnesota’s legally restricted assets, for funding future nuclear decommissioning, was $2.8 billion and $2.4 billion for 2020 and 2019, respectively.
NSP-Minnesota’s AROs were as follows:

	2020
(Millions of Dollars)	Jan. 1, 2020	Amounts Incurred (a)	Amounts Settled (b)	Accretion	Cash Flow Revisions (c)	Dec. 31, 2020
Electric
Nuclear	$2,068	$—	$—	$105	$(216)	$1,957
Wind	113	90	—	7	60	270
Steam and other production	47	—	(3)	2	21	67
Distribution	15	—	—	1	—	16
Natural gas
Transmission and distribution	36	—	—	2	1	39
Common
Miscellaneous	1	—	—	—	—	1
Total liability	$2,280	$90	$(3)	$117	$(134)	$2,350
(a)Amounts incurred relate to the wind farms placed in service in 2020 (Blazing Star 1, Crowned Ridge, Jeffers and Community Wind North).
(b)Amounts settled related to closure of certain ash containment facilities.
(c)In 2020, AROs were revised for changes in timing and estimates of cash flows. Revisions in the nuclear AROs were driven by reductions in spent fuel cooling time requirements in the nuclear triennial filing coupled with decreasing interest rates. Changes in wind AROs were driven by new dismantling studies. Revisions in steam and other production AROs primarily related to changes in cost estimates for remediation of ash containment facilities.

	2019
(Millions of Dollars)	Jan. 1, 2019	Amounts Incurred (a)	Amounts Settled (b)	Accretion	Cash Flow Revisions (c)	Dec. 31, 2019
Electric
Nuclear	$1,968	$—	$—	$100	$—	$2,068
Wind	105	10	—	5	(7)	113
Steam and other production	49	—	(3)	2	(1)	47
Distribution	14	—	—	1	—	15
Miscellaneous	2	—	—	—	(2)	—
Natural gas
Transmission and distribution	38	—	—	2	(4)	36
Common
Miscellaneous	1	—	—	—	—	1
Total liability	$2,177	$10	$(3)	$110	$(14)	$2,280
(a)Amounts incurred relate to the wind farms placed in service in 2019 (Lake Benton and Foxtail).
(b)Amounts settled related to closure of certain ash containment facilities.
(c)In 2019, AROs were revised for changes in timing and estimates of cash flows. Changes in wind AROs were driven by new dismantling studies. Changes in gas transmission and distribution AROs were primarily related to increased gas line mileage and number of services, which were more than offset by decreased inflation rates. Changes in steam and other production AROs primarily related to the cost estimates to remediate ponds at production facilities.

Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Minnesota’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2020. Therefore, an ARO has not been recorded for these facilities.
Nuclear Related
Nuclear Insurance — NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $13.8 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.3 billion of exposure is funded by the Secondary Financial Protection Program, available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $138 million per reactor-incident for each of its three reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $21 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments.
NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from NEIL and EMANI. The coverage limits are $2.8 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage up to $350 million, including the cost of replacement power during prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term.
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $11 million for business interruption insurance and $34 million for property damage insurance if losses exceed accumulated reserve funds.
Nuclear Fuel Disposal — NSP-Minnesota is responsible for temporarily storing spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available.
NSP-Minnesota owns temporary on-site storage facilities for spent fuel at its Monticello and PI nuclear plants, which consist of storage pools and dry cask facilities. The Monticello dry-cask storage facility currently stores all 30 of the authorized canisters. The PI dry-cask storage facility currently stores 47 of the 64 authorized casks. Monticello’s future spent fuel will continue to be placed in its spent fuel pool. The decommissioning plan addresses the disposition of spent fuel at the end of the licensed life.
Regulatory Plant Decommissioning Recovery — Decommissioning activities for NSP-Minnesota’s nuclear facilities are planned to begin at the end of each unit’s operating license and be completed by 2095. NSP-Minnesota’s current operating licenses allow continued use of its Monticello nuclear plant until 2030 and its PI nuclear plant until 2033 for Unit 1 and 2034 for Unit 2.
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
NSP-Minnesota had $2.8 billion of assets held in external decommissioning trusts at Dec. 31, 2020. The following table summarizes the funded status of NSP-Minnesota’s decommissioning obligation. Xcel Energy believes future decommissioning costs will continue to be recovered in customer rates. The following amounts were prepared on a regulatory basis and not directly recorded in the financial statements as an ARO.

	Regulatory Basis
(Millions of Dollars)	2020	2019
Estimated decommissioning cost obligation from most recently approved study (in 2014 dollars)	$3,012	$3,012
Effect of escalating costs	844	688
Estimated decommissioning cost obligation (in current dollars)	3,856	3,700
Effect of escalating costs to payment date	7,349	7,505
Estimated future decommissioning costs (undiscounted)	11,205	11,205
Effect of discounting obligation (using average risk-free interest rate of 1.64% and 2.39% for 2020 and 2019, respectively)	(4,181)	(5,562)
Discounted decommissioning cost obligation	$7,024	$5,643
Assets held in external decommissioning trust	$2,777	$2,440
Underfunding of external decommissioning fund compared to the discounted decommissioning obligation	4,247	3,203
Calculations and data used by the regulator in approving NSP-Minnesota’s rates are useful in assessing future cash flows. Regulatory basis information is a means to reconcile amounts previously provided to the MPUC and utilized for regulatory purposes to amounts used for financial reporting.
Reconciliation of the discounted decommissioning cost obligation - regulated basis to the ARO recorded in accordance with GAAP:

(Millions of Dollars)	2020	2019
Discounted decommissioning cost obligation - regulated basis	$7,024	$5,643
Differences in discount rate and market risk premium	(2,628)	(2,295)
O&M costs not included for GAAP	(1,734)	(1,280)
ARO differences between 2020 and 2014 cost studies	(705)	—
Nuclear production decommissioning ARO - GAAP	$1,957	$2,068
Decommissioning expenses recognized as a result of regulation:

(Millions of Dollars)	2020	2019	2018
Annual decommissioning recorded as depreciation expense: (a) (b)	$20	$20	$20
(a)Decommissioning expense does not include depreciation of the capitalized nuclear asset retirement costs.
(b)Decommissioning expenses in 2020, 2019 and 2018 include Minnesota’s retail jurisdiction annual funding requirement of approximately $14 million.
The 2014 nuclear decommissioning filing, approved in 2015, was used for regulatory presentation in 2020, 2019 and 2018. Although there was a nuclear triennial filing in 2017, the MPUC continued to approve the 2014 triennial filing as the regulatory basis in 2020, 2019 and 2018. In December 2020, the MPUC verbally approved NSP-Minnesota to continue using the 2014 filing as the basis for 2021.

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
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
PPAs	$558	$556
Other	74	72
Gross operating lease ROU assets	632	628
Accumulated amortization	(144)	(64)
Net operating lease ROU assets	$488	$564
Components of lease expense:

(Millions of Dollars)	2020	2019	2018
Operating leases
PPA capacity payments	$89	$76	$63
Other operating leases (a)	8	9	14
Total operating lease expense (b)	$97	$85	$77
(a)Includes short-term lease expense of $2 million, $1 million and $2 million for 2020, 2019 and 2018, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of Dec. 31, 2020:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2021	$95	$8	$103
2022	96	12	108
2023	98	8	106
2024	100	7	107
2025	80	7	87
Thereafter	40	39	79
Total minimum obligation	509	81	590
Interest component of obligation	(48)	(14)	(62)
Present value of minimum obligation	$461	$67	528
Less current portion			(85)
Noncurrent operating lease liabilities			$443

Weighted-average remaining lease term in years			5.8
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2026.
PPAs and Fuel Contracts
Non-Lease PPAs — NSP-Minnesota has entered into PPAs with other utilities and energy suppliers with various expiration dates through 2033 for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs accounted for as executory contracts contain minimum energy purchase commitments, and total energy payments on those contracts were $112 million, $102 million and $105 million in 2020, 2019 and 2018, respectively.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $52 million, $54 million and $53 million in 2020, 2019 and 2018, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2020, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2021	$56	$156
2022	60	172
2023	61	176
2024	63	181
2025	26	60
Thereafter	19	85
Total (b)	$285	$830
(a)Excludes contingent energy payments for renewable energy PPAs.
(b)Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2021 and 2037. NSP-Minnesota is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases for these contracts as of Dec. 31, 2020:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2021	$79	$101	$58	$124
2022	69	87	1	120
2023	35	103	1	109
2024	1	83	—	103
2025	1	121	—	93
Thereafter	2	274	—	200
Total (a)	$187	$769	$60	$749
(a)Includes amounts allocated to NSP-Wisconsin through intercompany charges.
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
NSP-Minnesota concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at both Dec. 31, 2020 and 2019 with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20)		$(3)	$(23)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives, net of tax of $—	1	(a)	—	1
Net current period other comprehensive income	1		—	1
Accumulated other comprehensive loss at Dec. 31	$(19)		$(3)	$(22)
(a)Included in interest charges.

	2019
(Millions of Dollars)	Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20)	$(3)	$(23)
Accumulated other comprehensive loss at Dec. 31	$(20)	$(3)	$(23)

12. Segment Information
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
NSP-Minnesota also presents All Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include appliance repair services, non-utility real estate activities and revenues associated with processing solid waste into refuse-derived fuel.
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

NSP-Minnesota’s segment information is as follows:

(Millions of Dollars)	2020	2019	2018
Regulated Electric
Operating revenues - external (a)	$4,571	$4,506	$4,508
Intersegment revenue	1	1	1
Total revenues	$4,572	$4,507	$4,509
Depreciation and amortization	773	742	698
Interest charges and financing costs	221	205	199
Income tax (benefit) expense	(14)	36	16
Net income	553	491	450
Regulated Natural Gas
Operating revenues - external	$493	$571	$583
Intersegment revenue	—	1	—
Total revenues	$493	$572	$583
Depreciation and amortization	51	49	43
Interest charges and financing costs	17	16	15
Income tax expense	7	12	10
Net income	30	40	34
All Other
Total revenues	$37	$35	$31
Depreciation and amortization	1	—	1
Income tax expense (benefit)	1	(1)	1
Net income	8	12	8

Consolidated Total
Total revenues (a)	$5,102	$5,114	$5,123
Reconciling eliminations	(1)	(2)	(1)
Total operating revenues	$5,101	$5,112	$5,122
Depreciation and amortization	825	791	742
Interest charges and financing costs	238	221	214
Income tax (benefit) expense	(6)	47	27
Net income	591	543	492
(a)    Operating revenues include $440 million, $457 million and $474 million of intercompany electric revenue for the years ended Dec. 31, 2020, 2019 and 2018, respectively. See Note 13 for further information.

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
Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2020	2019	2018
Operating revenues:
Electric	$440	$457	$474
Gas	1	1	—
Operating expenses:
Purchased power	59	61	61
Transmission expense	109	116	97
Other operating expenses — paid to Xcel Energy Services Inc.	584	533	535
Interest expense	—	1	—
Accounts receivable and payable with affiliates at Dec. 31 were:

	2020		2019
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$6	$—	$8	$—
PSCo	1	—	—	19
SPS	—	3	—	4
Other subsidiaries of Xcel Energy Inc.	25	63	36	53
	$32	$66	$44	$76

14. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Millions of Dollars)	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Operating revenues	$1,250	$1,180	$1,388	$1,283
Operating income	157	158	314	167
Net income	107	117	246	121

	Quarter Ended
(Millions of Dollars)	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Operating revenues	$1,350	$1,185	$1,345	$1,232
Operating income	167	147	291	182
Net income	113	96	209	125

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
During the year and in preparation for issuing its report for the year ended Dec. 31, 2020 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Minnesota’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s Proxy Statement for the 2021 Annual Meeting of Shareholders which is expected to be filed with the SEC on or about April 6, 2021. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2020.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
Consolidated Balance Sheets — As of Dec. 31, 2020 and 2019.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2020, 2019 and 2018.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2020, 2019 and 2018.

3	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	By-Laws of NSP-Minnesota as Amended and Restated on Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds, Supplemental Indentures between NSP-Minnesota and said Trustee
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(3)
4.02*	Supplemental Trust Indenture dated June 1, 1995, creating $250 million principal amount of 7.125% First Mortgage Bonds, Series due July 1, 2025	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.11
4.03*	Supplemental Trust Indenture dated March 1, 1998, creating $150 million principal amount of 6.5% First Mortgage Bonds, Series due March 1, 2028	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.12
4.04*	Supplemental Trust Indenture dated Aug. 1, 2000 (Assignment and Assumption of Trust Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.51
4.05*	Indenture, dated July 1, 1999, between NSP-Minnesota and Norwest Bank Minnesota, NA, as Trustee, providing for the issuance of Sr. Debt Securities	Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(7)
4.06*	Supplemental Indenture, dated Aug. 18, 2000, supplemental to the Indenture dated July 1, 1999, among Xcel Energy, NSP-Minnesota and Wells Fargo Bank Minnesota, NA, as Trustee (Assignment and Assumption of Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.63
4.07*	Supplemental Trust Indenture dated July 1, 2005 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $200 million principal amount of 5.25% First Mortgage Bonds, Series due July 15, 2035	NSP-Minnesota Form 8-K dated July 14, 2005	4.01
4.08*	Supplemental Trust Indenture dated May 1, 2006 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $400 million principal amount of 6.25% First Mortgage Bonds, Series due June 1, 2036	NSP-Minnesota Form 8-K dated May 18, 2006	4.01
4.09*	Supplemental Trust Indenture, dated June 1, 2007, between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee	NSP-Minnesota Form 8-K dated June 19, 2007	4.01
4.10*	Supplemental Trust Indenture dated as of Nov. 1, 2009 between NSP-Minnesota and The Bank of New York Mellon Trust Co., NA, as successor Trustee, creating $300 million principal amount of 5.35% First Mortgage Bonds, Series due Nov. 1, 2039	NSP-Minnesota Form 8-K dated Nov. 16, 2009	4.01
4.11*	Supplemental Trust Indenture dated as of Aug. 1, 2010 between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as successor Trustee, creating $250 million principal of 1.950% First Mortgage Bonds, Series due Aug. 15, 2015 and $250 million principal amount of 4.850% First Mortgage Bonds, Series due Aug. 15, 2040	NSP-Minnesota Form 8-K dated Aug. 4, 2010	4.01
4.12*	Supplemental Trust Indenture dated as of Aug. 1, 2012 between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as successor Trustee, creating $300 million principal amount of 2.15% First Mortgage Bonds, Series due Aug. 15, 2022 and $500 million principal amount of 3.40% First Mortgage Bonds, Series due Aug. 15, 2042	NSP-Minnesota Form 8-K dated Aug. 13, 2012	4.01
4.13*	Supplemental Trust Indenture dated as of May 1, 2013 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $400 million principal amount of 2.60% First Mortgage Bonds, Series due May 15, 2023	NSP-Minnesota Form 8-K dated May 20, 2013	4.01
4.14*	Supplemental Trust Indenture dated as of May 1, 2014 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300 million principal amount of 4.125% First Mortgage Bonds, Series due May 15, 2044	NSP-Minnesota Form 8-K dated May 13, 2014	4.01
4.15*	Supplemental Indenture dated as of Aug. 1, 2015 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300 million principal amount of 2.20% First Mortgage Bonds, Series due Aug. 15, 2020 and $300 million principal amount of 4.00% First Mortgage Bonds, Series due Aug. 15, 2045	NSP-Minnesota Form 8-K dated Aug. 11, 2015	4.01
4.16*	Supplemental Trust Indenture dated as of May 1, 2016 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $350 million principal amount of 3.600% First Mortgage Bonds, Series due May 15, 2046	NSP-Minnesota Form 8-K dated May 31, 2016	4.01
4.17*	Supplemental Indenture dated as of Sept. 1, 2017 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor trustee, creating $600 million principal amount of 3.60% First Mortgage Bonds, Series due Sept. 15, 2047	NSP-Minnesota Form 8-K dated Sept. 13, 2017	4.01
4.18*	Supplemental Trust Indenture dated as of Sept. 1, 2019 between Northern States Power Company and the Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $600 million principal amount of 2.90% First Mortgage Bonds, Series due March 1, 2050	NSP-Minnesota Form 8-K dated Sept. 10, 2019	4.01

4.19*	Supplemental Indenture dated as of June 8, 2020 between NSP-Minnesota and the Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $700 million principal amount of 2.60% First Mortgage Bonds, Series due 2051	NSP-Minnesota 8-K dated June 15, 2020	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Amendment and Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.33
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Schedule 14A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 20, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Sept. 1, 2019	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2020	10.22
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.26*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	99.02
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
NSP-Minnesota and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$23	$24	$21
Additions charged to costs and expenses	24	13	16
Additions charged to other accounts (a)	5	7	4
Deductions from reserves (b)	(19)	(21)	(17)
Balance at Dec. 31	$33	$23	$24
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 17, 2021	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ BEN FOWKE	/s/ CHRISTOPHER B. CLARK
Ben Fowke	Christopher B. Clark
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ JEFFREY S. SAVAGE
Brian J. Van Abel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Operating Officer and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Minnesota has not sent, and does not expect to send, an annual report or proxy statement to its security holder.