Form 10-Q
period 2021-03-31
NORTHERN STATES POWER CO
filed 2021-04-29
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2021
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the United States EPA regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
IPP	Independent power producing entity
LLC	Limited liability company
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOL	Net operating loss
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROFR	Right-of-first-refusal
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TOs	Transmission owners
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impacts on our results of operations, financial condition and cash flows or resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Operating revenues
Electric, non-affiliates	$1,024	$925
Electric, affiliates	115	110
Natural gas	204	206
Other	9	9
Total operating revenues	1,352	1,250

Operating expenses
Electric fuel and purchased power	433	364
Cost of natural gas sold and transported	125	125
Cost of sales — other	5	6
Operating and maintenance expenses	298	296
Conservation program expenses	34	31
Depreciation and amortization	221	202
Taxes (other than income taxes)	69	69
Total operating expenses	1,185	1,093

Operating income	167	157

Other income (expense), net	2	(5)
Allowance for funds used during construction — equity	7	7

Interest charges and financing costs
Interest charges — includes other financing costs of $2 and $2, respectively	63	61
Allowance for funds used during construction — debt	(3)	(3)
Total interest charges and financing costs	60	58

Income before income taxes	116	101
Income tax benefit	(12)	(6)
Net income	$128	$107

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Net income	$128	$107
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $— and $—, respectively	1	—

Total other comprehensive income	1	—
Total comprehensive income	$129	$107

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Operating activities
Net income	$128	$107
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	223	204
Nuclear fuel amortization	30	33
Deferred income taxes	(8)	(15)
Allowance for equity funds used during construction	(7)	(7)
Provision for bad debts	6	5
Net realized and unrealized hedging and derivatives transactions	(6)	9
Changes in operating assets and liabilities:
Accounts receivable	(12)	3
Accrued unbilled revenues	43	52
Inventories	38	20
Accounts payable	(38)	(43)
Net regulatory assets and liabilities	(268)	33
Other current liabilities	26	(4)
Pension and other employee benefit obligations	(36)	(48)
Other, net	(2)	(8)
Net cash provided by operating activities	117	341

Investing activities
Capital/construction expenditures	(474)	(274)
Purchase of investment securities	(199)	(835)
Proceeds from the sale of investment securities	194	830
Investments in utility money pool arrangement	—	(305)
Repayments from utility money pool arrangement	—	257
Other, net	(2)	1
Net cash used in investing activities	(481)	(326)

Financing activities
Repayments of short-term borrowings, net	(179)	(30)
Borrowings under utility money pool arrangement	434	118
Repayments under utility money pool arrangement	(434)	(118)
Proceeds from issuance of long-term debt	836	—
Capital contributions from parent	424	114
Dividends paid to parent	(106)	(94)
Other, net	—	(4)
Net cash provided by (used in) financing activities	975	(14)

Net change in cash, cash equivalents and restricted cash	611	1
Cash, cash equivalents and restricted cash at beginning of period	46	126
Cash, cash equivalents and restricted cash at end of period	$657	$127

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(72)	$(75)
Cash received (paid) for income taxes, net	1	(6)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$222	$67
Inventory transfers to property, plant and equipment	5	4
Allowance for equity funds used during construction	7	7

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$657	$46
Accounts receivable, net	385	392
Accounts receivable from affiliates	20	32
Accrued unbilled revenues	205	248
Inventories	253	295
Regulatory assets	554	411
Derivative instruments	8	17
Prepayments and other	47	50
Total current assets	2,129	1,491

Property, plant and equipment, net	15,679	15,308

Other assets
Nuclear decommissioning fund and other investments	2,881	2,830
Regulatory assets	1,047	924
Derivative instruments	26	5
Operating lease right-of-use assets	469	488
Other	19	14
Total other assets	4,442	4,261
Total assets	$22,250	$21,060

Liabilities and Equity
Current liabilities
Short-term debt	$—	$179
Accounts payable	461	438
Accounts payable to affiliates	43	66
Regulatory liabilities	115	123
Taxes accrued	314	263
Accrued interest	58	72
Dividends payable to parent	108	106
Derivative instruments	15	22
Operating lease liabilities	91	85
Other	177	154
Total current liabilities	1,382	1,508

Deferred credits and other liabilities
Deferred income taxes	1,854	1,840
Deferred investment tax credits	18	18
Regulatory liabilities	1,899	1,896
Asset retirement obligations	2,440	2,350
Derivative instruments	84	71
Pension and employee benefit obligations	155	192
Operating lease liabilities	416	443
Other	71	69
Total deferred credits and other liabilities	6,937	6,879

Capitalization
Long-term debt	6,741	5,904
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at March 31, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	4,985	4,585
Retained earnings	2,226	2,206
Accumulated other comprehensive loss	(21)	(22)
Total common stockholder's equity	7,190	6,769
Total liabilities and equity	$22,250	$21,060

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2021 and 2020
Balance at Dec. 31, 2019	1,000,000	$—	$4,068	$2,036	$(22)	$6,082
Net income				107		107
Dividends declared to parent				(100)		(100)
Contribution of capital by parent			80			80
Balance at March 31, 2020	1,000,000	$—	$4,148	$2,043	$(22)	$6,169

Balance at Dec. 31, 2020	1,000,000	$—	$4,585	$2,206	$(22)	$6,769
Net income				128		128
Other comprehensive income					1	1
Dividends declared to parent				(108)		(108)
Contribution of capital by parent			400			400
Balance at March 31, 2021	1,000,000	$—	$4,985	$2,226	$(21)	$7,190

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2021 and Dec. 31, 2020; the results of operations, including the components of net income, comprehensive income, cash flows and changes in stockholder’s equity for the three months ended March 31, 2021 and 2020.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2021 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2020 balance sheet information has been derived from the audited 2020 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2020.
These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2020, filed with the SEC on Feb. 17, 2021. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2020, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$422	$425
Less allowance for bad debts	(37)	(33)
Accounts receivable, net	$385	$392

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$181	$178
Fuel	66	90
Natural gas	6	27
Total inventories	$253	$295

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$19,647	$18,948
Natural gas plant	1,720	1,707
Common and other property	969	955
Plant to be retired (a)	127	136
Construction work in progress	965	1,150
Total property, plant and equipment	23,428	22,896
Less accumulated depreciation	(8,106)	(7,898)
Nuclear fuel	3,047	2,970
Less accumulated amortization	(2,690)	(2,660)
Property, plant and equipment, net	$15,679	$15,308
(a)Includes regulator-approved retirements of Sherco Units 1 and 2.

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
Money pool borrowings for NSP-Minnesota were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	24	3
Maximum amount outstanding	236	116
Weighted average interest rate, computed on a daily basis	0.07%	1.53%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding for NSP-Minnesota was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$500	$500
Amount outstanding at period end	—	179
Average amount outstanding	104	10
Maximum amount outstanding	317	179
Weighted average interest rate, computed on a daily basis	0.18%	1.25%
Weighted average interest rate at period end	N/A	0.18
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At March 31, 2021 and Dec. 31, 2020, there were $10 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
Revolving Credit Facility — In order to issue its commercial paper, NSP-Minnesota must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
NSP-Minnesota has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At March 31, 2021, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$10	$490
(a)Expires in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2021 and Dec. 31, 2020.
Bilateral Credit Agreement — In April 2021, the uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2021, NSP-Minnesota’s outstanding letters of credit under the Bilateral Credit Agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$49	$26
Long-Term Borrowings
During the three months ended March 31, 2021, NSP-Minnesota issued $425 million of 2.25% first mortgage bonds due April 1, 2031 and $425 million of 3.20% first mortgage bonds due April 1, 2052.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended March 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$326	$114	$7	$447
C&I	416	79	—	495
Other	8	—	2	10
Total retail	750	193	9	952
Wholesale	98	—	—	98
Transmission	57	—	—	57
Interchange	115	—	—	115
Other	2	—	—	2
Total revenue from contracts with customers	1,022	193	9	1,224
Alternative revenue and other	117	11	—	128
Total revenues	$1,139	$204	$9	$1,352

	Three Months Ended March 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$300	$114	$7	$421
C&I	445	82	—	527
Other	7	—	2	9
Total retail	752	196	9	957
Wholesale	45	—	—	45
Transmission	56	—	—	56
Interchange	110	—	—	110
Other	2	1	—	3
Total revenue from contracts with customers	965	197	9	1,171
Alternative revenue and other	70	9	—	79
Total revenues	$1,035	$206	$9	$1,250

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.

The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended March 31
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.1
Increases (decreases) in tax from:
Wind PTCs	(30.4)	(24.8)
Plant regulatory differences (b)	(7.8)	(8.3)
Other tax credits, net NOL & tax credit allowances	(1.3)	(1.5)
Other (net)	1.2	0.6
Effective income tax rate	(10.3)%	(5.9)%
(a)     Prior periods have been restated to conform to current year presentation.
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
Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Years	Expiration
2014 - 2016	January 2022
2017	September 2021
Additionally, the statute of limitations related to a federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2021, NSP-Minnesota’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2013. In July 2020, Minnesota began a review of tax years 2015-2018. In February 2021, Minnesota concluded its review and commenced an audit of the same tax years. As of March 31, 2021, no material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$21	$21
Unrecognized tax benefit — Temporary tax positions	3	3
Total unrecognized tax benefit	$24	$24
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(11)	$(11)
As IRS audits resume and the state audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $15 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Payable for interest related to unrecognized tax benefits at beginning of period	$(2)	$(2)
Interest expense related to unrecognized tax benefits	—	—
Payable for interest related to unrecognized tax benefits at end of period	$(2)	$(2)
No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2021 or Dec. 31, 2020.

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
Unrealized gains for the nuclear decommissioning fund were $1 billion and $981 million as of March 31, 2021 and Dec. 31, 2020, respectively, and unrealized losses were $8 million and $5 million as of March 31, 2021 and Dec. 31, 2020, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$32	$32	$—	$—	$—	$32
Commingled funds	795	—	—	—	1,052	1,052
Debt securities	562	—	573	13	—	586
Equity securities	444	1,153	2	—	—	1,155
Total	$1,833	$1,185	$575	$13	$1,052	$2,825
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $56 million of rabbi trust assets and miscellaneous investments.

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$40	$40	$—	$—	$—	$40
Commingled funds	787	—	—	—	1,041	1,041
Debt securities	528	—	572	13	—	585
Equity securities	446	1,109	2	—	—	1,111
Total	$1,801	$1,149	$574	$13	$1,041	$2,777
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $53 million of rabbi trust assets and miscellaneous investments.
For the three months ended March 31, 2021 and 2020, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2021:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$3	$133	$202	$248	$586
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	March 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$6	$6	$—	$—	$6
Mutual funds	10	12	—	—	12
Total	$16	$18	$—	$—	$18

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1	$1	$—	$—	$1
Mutual funds	14	16	—	—	16
Total	$15	$17	$—	$—	$17
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
At March 31, 2021, accumulated other comprehensive loss related to settled interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged interest rate transactions impact earnings. As of March 31, 2021, NSP-Minnesota had no unsettled interest rate derivatives.
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
At March 31, 2021, NSP-Minnesota had no commodity contracts designated as cash flow hedges. NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2021	Dec. 31, 2020
Megawatt hours of electricity	49	65
Million British thermal units of natural gas	77	83
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
As of March 31, 2021, six of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $26 million, or 52%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the ten most significant counterparties, comprising $10 million, or 20%, of this credit exposure, were not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $8 million or 16% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
The impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended March 31, 2021
Other derivative instruments
Natural gas commodity	$—	$1
Total	$—	$1

As of March 31, 2020, NSP-Minnesota had no activity for electric and natural gas commodity derivatives that were recognized in regulatory (assets) and liabilities.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2021
Other derivative instruments
Commodity trading	$—	$—		$31	(a)
Electric commodity	—	(1)	(b)	—
Natural gas commodity	—	1	(c)	(3)	(c)
Total	$—	$—		$28

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2020
Other derivative instruments
Commodity trading	$—	$—		$4	(a)
Electric commodity	—	(1)	(b)	—
Natural gas commodity	—	1	(c)	(2)	(c)
Total	$—	$—		$2
(a)Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(b)Amounts are recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
(c)Amounts are recorded to cost of natural gas sold and transported. These derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2021 and 2020.
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of both March 31, 2021 and Dec. 31, 2020, there were $4 million derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of March 31, 2021 and Dec. 31, 2020, there were approximately $29 million and $14 million, respectively, of derivative liabilities with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. Provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2021 and Dec. 31, 2020.
Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$1	$23	$—	$24	$(21)	$3	$1	$26	$—	$27	$(25)	$2
Electric commodity	—	—	6	6	(1)	5	—	—	13	13	(1)	12
Natural gas commodity	—	—	—	—	—	—	—	3	—	3	—	3
Total current derivative assets	$1	$23	$6	$30	$(22)	$8	$1	$29	$13	$43	$(26)	$17
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$33	$28	$66	$(40)	$26	$7	$39	$—	$46	$(41)	$5
Total noncurrent derivative assets	$5	$33	$28	$66	$(40)	$26	$7	$39	$—	$46	$(41)	$5

	March 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$4	$22	$5	$31	$(29)	$2	$3	$18	$10	$31	$(25)	$6
Electric commodity	—	—	—	—	—	—	—	—	1	1	(1)	—
Natural gas commodity	—	—	—	—	—	—	—	2	—	2	—	2
Total current derivative liabilities	$4	$22	$5	$31	$(29)	2	$3	$20	$11	$34	$(26)	8
PPAs (b)						13						14
Current derivative instruments						$15						$22
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$50	$17	$69	$(30)	$39	$2	$35	$13	$50	$(27)	$23
Total noncurrent derivative liabilities	$2	$50	$17	$69	$(30)	39	$2	$35	$13	$50	$(27)	23
PPAs (b)						45						48
Noncurrent derivative instruments						$84						$71
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2021 and Dec. 31, 2020. At both March 31, 2021 and Dec. 31, 2020, derivative assets and liabilities include $15 million of obligations to return cash collateral. At March 31, 2021 and Dec. 31, 2020 derivative assets and liabilities include rights to reclaim cash collateral of $11 million and $1 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$(11)	$5
Settlements	(7)	(12)
Net transactions recorded during the period:
Gains recognized in earnings (a)	30	6
Net gains recognized as regulatory assets and liabilities	—	3
Balance at March 31	$12	$2
(a)Level 3 gains recognized in earnings are subject to offsetting losses of derivative instruments categorized as levels 1 and 2 in the income statement.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2021 and 2020.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,741	$7,491	$5,904	$7,391
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7	$7	$—	$—
Interest cost (a)	6	8	1	1
Expected return on plan assets (a)	(13)	(14)	—	—
Amortization of prior service credit (a)	—	—	(1)	(1)
Amortization of net loss (a)	9	8	—	—
Net periodic benefit cost	9	9	—	—
Effects of regulation	(1)	(1)	—	—
Net benefit cost recognized for financial reporting	$8	$8	$—	$—
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2021, contributions of $125 million were made across four of Xcel Energy’s pension plans, of which $33 was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2021.

9. Commitments and Contingencies
The following includes commitments, contingencies and unresolved contingencies that are material to NSP-Minnesota’s financial position.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Minnesota’s consolidated financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
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
NSP-Minnesota denies the claims asserted by the Westmoreland insurers and believes it properly stopped the supply of coal based upon the force majeure provision. It is uncertain when a final resolution will occur, but it is unlikely an arbitration hearing will take place before the fourth quarter 2021. At this stage of the proceeding, a reasonable estimate of damages or range of damages cannot be determined.
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
In September 2016, the FERC issued an order (Opinion No. 551) granting a 10.32% base ROE effective for the first complaint period of Nov. 12, 2013 to Feb. 11, 2015 and subsequent to the date of the order. The D.C Circuit subsequently vacated and remanded Opinion No. 551.
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
In November 2020, the FERC issued an order (Opinion No. 569-B) in response to rehearing requests. The FERC corrected certain inputs to its ROE calculation model, did not change the ROE effective Sept. 28, 2016, and for the first MISO complaint period and upheld its decision to deny refunds for the second complaint period. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers. Each 10 basis point reduction in ROE for the first complaint period, second complaint period, and subsequent period relative to amounts accrued would reduce Xcel Energy’s net income by $1 million, $1 million, and $2 million, respectively.
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit with initial briefs filed in March 2021.

FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, following a comment period expected to be complete by the end of 2021 or 2022, NSP-Minnesota, NSP-Wisconsin and SPS would prospectively discontinue charging their current 0.5% ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates.
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
NSP-Minnesota is conducting groundwater sampling and monitoring and implementing assessment of corrective measures at certain CCR landfills and surface impoundments. No results above the groundwater protection standards in the rule were identified. Until NSP-Minnesota completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
In August 2020, the EPA published its final rule to implement a cease receipt and initiate a closure date of April 2021 for all CCR impoundments affected by the August 2018 D.C. Circuit ruling. The D.C. Circuit concluded that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. This final rule required Xcel Energy to expedite closure plans for one impoundment.
In October 2020, NSP-Minnesota completed construction and placed in service a new impoundment to replace the clay lined impoundment at a cost of $9 million. With the new ash pond in service, NSP-Minnesota has initiated closure activities for the existing ash pond at an estimated cost of $4 million. NSP-Minnesota has five years to complete closure activities.
Closure costs for existing impoundments are included in the calculation of the asset retirement obligation.
Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$19	$21
Other operating leases (a)	2	2
Total operating lease expense (b)	$21	$23
(a)Includes immaterial short-term lease expense for 2021 and 2020, respectively.
(a)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of March 31, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$485	$79	$564
Interest component of obligation	(43)	(14)	(57)
Present value of minimum obligation	$442	$65	507
Less current portion			(91)
Noncurrent operating lease liabilities			$416
VIEs
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at both March 31, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. NSP-Minnesota concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19)	$(3)	$(22)	$(19)	$(3)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives, net of tax of $— and $—, respectively (a)	1	—	1	—	—	—
Accumulated other comprehensive loss at March 31	$(18)	$(3)	$(21)	$(19)	$(3)	$(22)
(a)Included in interest charges.

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
NSP-Minnesota’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues (a)	$1,139	$1,035
Net income	107	86
Regulated Natural Gas
Total revenues (b)	$204	$206
Net income	20	23
All Other
Total revenues	$9	$9
Net income (loss)	1	(2)
Consolidated Total
Total revenues (a)(b)	$1,352	$1,250
Net income	128	107
(a)    Total revenues include $115 million and $110 million of affiliate electric revenue for the three months ended March 31, 2021 and 2020.
(b)    Total revenues include an immaterial amount of affiliate gas revenue for the three months ended March 31, 2021 and 2020.

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

Results of Operations
NSP-Minnesota’s net income was approximately $128 million for the three months ended March 31, 2021 compared with approximately $107 million for the prior year. The increase reflects higher electric margin (primarily capital investment recovery), partially offset by increased depreciation.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs that are generated in a particular period.

Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Electric revenues	$1,139	$1,035
Electric fuel and purchased power	(433)	(364)
Electric margin	$706	$671
Changes in electric margin:

(Millions of Dollars)	Three Months Ended March 31, 2021 vs. 2020
Non-fuel riders	$24
Proprietary commodity trading, net of sharing	12
Regulatory rate outcome (ND interim rate increase)	3
PTCs flowed back to customers (offset by lower ETR)	(12)
Other (net)	8
Total increase in electric margin	$35
Natural Gas Margin
Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Natural gas revenues	$204	$206
Cost of natural gas sold and transported	(125)	(125)
Natural gas margin	$79	$81
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended March 31, 2021 vs. 2020
Retail sales decline (excluding weather impact)	$(1)
Estimated impact of weather	1
Other (net)	(2)
Total decrease in natural gas margin	$(2)
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $19 million, or 9.4% for the first quarter of 2021. The increase was primarily driven by several wind farms going into service and normal system expansion, which is partially offset by lower non-fuel rider amortization.
Income Taxes — Income tax benefit increased $6 million for the first quarter of 2021. The increase was primarily driven by increased wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. This was partially offset by higher pretax earnings in 2021.
See Note 6 to the consolidated financial statements for further information.

Other
Winter Storm Uri
In mid-February 2021, the central portion of the United States experienced a major winter storm (Winter Storm Uri). Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation across the region. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. In addition, NSP-Minnesota’s three peak shaving plants, which are used to ensure system reliability under Design Day conditions, have been unavailable since early 2021 due to required repairs to address safety concerns with the units. Despite the extreme conditions, NSP-Minnesota’s customers experienced minimal disruptions as a result of preemptive infrastructure investments and the response of our employees.
As a result of the extremely high market prices, NSP-Minnesota incurred net natural gas, fuel and purchased energy costs of approximately $230 million (largely deferred as regulatory assets). NSP-Minnesota partially mitigated the customer impact by approximately $40 million primarily through sales of excess generation.
Certain energy transactions are subject to final Independent System Operator re-settlement calculations and the impacts of credit losses shared among market participants. Such adjustments are not expected to be material to our results of operations, financial condition or cash flows.
Regulatory Overview — NSP-Minnesota has natural gas, fuel and purchased energy mechanisms in each jurisdiction for the purpose of recovering incurred costs. However, February cost increases were deferred for future recovery and recovery proposed over a period of up to two years in order to significantly mitigate the impact to customer bills. Additionally, NSP-Minnesota is not requesting recovery of associated financing costs in order to further limit the impact to our customers.
The following proceedings have been initiated:

Jurisdiction	Regulatory Status
Minnesota	NSP-Minnesota has filed its report with the MPUC detailing its preparedness and actions during the storm and proposing recovery of incremental costs from natural gas customers over 24 months with no financing charge. Comments are due in May 2021.
South Dakota	In April, NSP-Minnesota filed a letter with the South Dakota Public Utilities Commission noting that we were a net seller in the market, resulting in lower fuel clause costs.
North Dakota	NSP-Minnesota has filed its report with the North Dakota Public Service Commission detailing its preparedness and actions during the storm and proposing recovery of incremental costs from natural gas customers over 24 months with no financing charge.

Public Utility Regulation
The FERC and state and local regulatory commissions regulate NSP-Minnesota. NSP-Minnesota is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Minnesota, North Dakota and South Dakota.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. NSP-Minnesota requests changes in utility rates through commission filings. Changes in operating costs can affect NSP-Minnesota’s financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts, and the cost of capital.

In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Minnesota’s results of operations.
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 North Dakota Electric Rate Case	$19	November 2020	Pending
2020 TCR Electric Rider	82	November 2019	Pending
2020 GUIC Natural Gas Rider	21	November 2019	Received
2021 GUIC Natural Gas Rider	27	October 2020	Pending
2020 RES Electric Rider	107	November 2019	Received
2021 RES Electric Rider	189	November 2020	Pending
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
In February 2021, NSP-Minnesota filed a letter highlighting an error in its calculation of its total deficiency and interim rates included in its November 2020 filing. This error would have reduced the filed deficiency and interim rates by approximately $43 million, should the rate case have proceeded, but has no impact on the stay-out alternative petition.
In April 2021, the MPUC issued an order approving NSP-Minnesota’s proposed true-ups and a requirement to withdraw NSP-Minnesota’s notice of change in rates, as well as establishing a comment period allowing parties to address the true-up discussed in the February letter.
2020 North Dakota Electric Rate Case — In November 2020 and revised in March 2021, NSP-Minnesota filed a rate case with the North Dakota Public Service Commission. NSP-Minnesota is requesting an increase in annual retail electric revenues of approximately $19 million. The rate filing is based on a 2021 forecast test year, a requested ROE of 10.2%, an equity ratio of 52.5% and an electric rate base of approximately $677 million. Interim rates, subject to refund, of approximately $16 million were implemented in January 2021 and subsequently revised to $13 million, effective April 1, 2021.
2020 TCR Electric Rider — In November 2019, NSP-Minnesota filed the TCR Rider based on an ROE of 9.06%. An MPUC decision is pending.
2020 GUIC Natural Gas Rider — In April 2021, the MPUC approved the 2020 GUIC Rider, based on an ROE of 9.04%.
2021 GUIC Natural Gas Rider — In October 2020, NSP-Minnesota filed the GUIC Rider based on an ROE of 9.04%. An MPUC decision is pending.
2020 RES Electric Rider — In November 2019, NSP-Minnesota filed the RES Rider. In March 2021, the MPUC voted to approve revenue requirements of $41 million for 2019 and $66 million for 2020. The filing included an ROE of 9.06%. The new rate will be implemented after the Commission Order is issued.
2021 RES Electric Rider — In November 2020, NSP-Minnesota filed the RES Rider. The requested amount includes a true-up for the 2019 and 2020 rider of $96 million and the 2021 requested amount of $93 million. The filing included an ROE of 9.06%. An MPUC decision is pending.
Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034. The plan is expected to result in an 80% carbon reduction by 2030 (from 2005) and puts NSP-Minnesota on a path to achieving its vision of being 100% carbon-free by 2050.
In June 2020, NSP-Minnesota filed a supplement to its resource plan. The updated preferred resource plan reflects the following:
•Retirement of all coal generation by 2030 with reduced operations at some units prior to retirement, including early retirement of the A.S. King coal plant (511 MW) in 2028 and the Sherco 3 coal plant (517 MW) in 2030.
•Extending the life of the Monticello nuclear plant from 2030 to 2040.
•Continuing to run the Prairie Island nuclear generating plant through current end of life (2033 and 2034).
•Construction of the Sherco combined cycle natural gas plant.
•The addition of 3,500 MW of solar.
•The addition of 2,250 MW of wind.
•2,600 MW of firm peaking (combustion turbine, pumped hydro, battery storage, demand response, etc.).
•Achieving 780 gigawatt hours in energy efficiency savings annually through 2034.
•Adding 400 MW of incremental demand response by 2023, and a total of 1,500 MW of demand response by 2034.
Initial comments were submitted Feb. 11, 2021 and reply comments are due June 25, 2021. The MPUC is anticipated to make a final decision during 2021.

Minnesota Relief and Recovery — In 2020, the MPUC opened a docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19.
In January 2021, the MPUC approved the repowering of 651 MW of owned wind projects and 20 MW of wind projects under PPAs. These projects are estimated to save customers approximately $160 million over the next 25 years.
NSP-Minnesota’s remaining proposal (revised in April 2021) included the following:
•Acquire 120 MW repowered wind farm and buy-out of the remaining PPA from ALLETE for $210 million. An MPUC decision was requested by July 29, 2021.
•Add solar facilities of 460 MW with an incremental investment of $575 million.
•Provide $150 million of incremental electric vehicle rebates.
The MPUC is expected to address the solar facility, ALLETE repower acquisition and the electric vehicle proposal in the second half of 2021.
Minnesota State ROFR Statute Complaint — In September 2017, LSP Transmission filed a complaint in the Minnesota District Court against the Minnesota Attorney General, MPUC and DOC. The complaint was in response to MISO assigning a transmission project to NSP-Minnesota and ITC Midwest, LLC as the incumbent utilities, consistent with a Minnesota state ROFR statute.
The complaint challenged the constitutionality of the statute and is seeking declaratory judgment that the statute violates the Commerce Clause of the U.S. Constitution and should not be enforced. In June 2018, the Minnesota District Court granted Minnesota state agencies and NSP-Minnesota’s motions to dismiss with prejudice. In February 2020, the Eighth Circuit Court of Appeals upheld the Minnesota District Court decision to dismiss. In June 2020, the Eighth Circuit denied LSP Transmission’s petition for rehearing. On March 1, 2021, the Supreme Court denied review and the appeals process has ended.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 12 to the consolidated financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2020, for further information. The circumstances set forth in Nuclear Power Operations included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2020, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.

Environmental
Environmental Regulation
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision, if not successfully appealed or reconsidered, would allow the EPA to proceed with alternate regulation of coal-fired power plants. If the new rules require additional investment, NSP-Minnesota believes, based on prior state commission practices, that the cost of these initiatives or replacement generation would be recoverable through rates.

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
As of March 31, 2021, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
No changes in NSP-Minnesota’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting.
Part II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
NSP-Minnesota is involved in various litigation matters in the ordinary course of business. The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Management maintains accruals for losses probable of being incurred and subject to reasonable estimation. Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to, when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Minnesota’s consolidated financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
See Note 9 to the consolidated financial statements and Part I Item 2 for further information.

ITEM 1A — RISK FACTORS
NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2020, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	Amended and Restated Bylaws of NSP-Minnesota, dated Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01	Supplemental Trust Indenture dated as of March 1, 2021 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $425,000,000 aggregate principal amount of 2.25% First Mortgage Bonds, Series due April 1, 2031 and $425,000,000 aggregate principal amount of 3.20% First Mortgage Bonds, Series due April 1, 2052.	NSP-Minnesota 8-K dated March 30, 2021	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

April 29, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)