Form 10-Q
period 2021-06-30
NORTHERN STATES POWER CO
filed 2021-07-29
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2021
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
OAG	Minnesota Office of Attorney General
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste.
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
IPP	Independent power producing entity
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOL	Net operating loss
NOPR	Notice of Proposed Rulemaking
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TOs	Transmission owners
VIE	Variable interest entity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Operating revenues
Electric, non-affiliates	$1,095	$990	$2,119	$1,915
Electric, affiliates	131	106	246	216
Natural gas	80	75	284	281
Other	9	9	18	18
Total operating revenues	1,315	1,180	2,667	2,430

Operating expenses
Electric fuel and purchased power	487	403	920	767
Cost of natural gas sold and transported	32	30	157	155
Cost of sales — other	6	6	11	11
Operating and maintenance expenses	313	290	611	586
Conservation program expenses	31	25	65	56
Depreciation and amortization	229	205	450	407
Taxes (other than income taxes)	66	63	135	132
Total operating expenses	1,164	1,022	2,349	2,114

Operating income	151	158	318	316

Other income (expense), net	2	3	4	(2)
Allowance for funds used during construction — equity	7	7	14	14

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $4 and $4, respectively	70	61	133	122
Allowance for funds used during construction — debt	(3)	(3)	(6)	(6)
Total interest charges and financing costs	67	58	127	116

Income before income taxes	93	110	209	212
Income tax benefit	(19)	(7)	(32)	(12)
Net income	$112	$117	$241	$224

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net income	$112	$117	$241	$224
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $—, $—, $— and $—, respectively	—	—	1	1

Total other comprehensive income	—	—	1	1
Total comprehensive income	$112	$117	$242	$225

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2021	2020
Operating activities
Net income	$241	$224
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	453	411
Nuclear fuel amortization	56	65
Deferred income taxes	(30)	(39)
Allowance for equity funds used during construction	(14)	(14)
Provision for bad debts	12	9
Changes in operating assets and liabilities:
Accounts receivable	(62)	5
Accrued unbilled revenues	(22)	26
Inventories	16	9
Other current assets	10	(6)
Accounts payable	5	(19)
Net regulatory assets and liabilities	(105)	(9)
Other current liabilities	(45)	(92)
Pension and other employee benefit obligations	(35)	(47)
Other, net	(24)	14
Net cash provided by operating activities	456	537

Investing activities
Capital/construction expenditures	(842)	(541)
Purchase of investment securities	(628)	(1,160)
Proceeds from the sale of investment securities	410	1,150
Investments in utility money pool arrangement	(189)	(560)
Repayments from utility money pool arrangement	93	560
Other, net	(3)	—
Net cash used in investing activities	(1,159)	(551)

Financing activities
Repayments of short-term borrowings, net	(179)	(30)
Borrowings under utility money pool arrangement	434	118
Repayments under utility money pool arrangement	(434)	(118)
Proceeds from issuance of long-term debt	836	678
Capital contributions from parent	624	214
Dividends paid to parent	(216)	(194)
Other, net	2	4
Net cash provided by financing activities	1,067	672

Net change in cash, cash equivalents and restricted cash	364	658
Cash, cash equivalents and restricted cash at beginning of period	46	126
Cash, cash equivalents and restricted cash at end of period	$410	$784

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(116)	$(111)
Cash received (paid) for income taxes, net	4	(23)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$305	$298
Inventory transfers to property, plant and equipment	6	10
Allowance for equity funds used during construction	14	14

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$410	$46
Accounts receivable, net	421	392
Accounts receivable from affiliates	28	32
Investments in money pool arrangements	96	—
Accrued unbilled revenues	271	248
Inventories	274	295
Regulatory assets	633	411
Derivative instruments	68	17
Prepayments and other	40	50
Total current assets	2,241	1,491

Property, plant and equipment, net	15,912	15,308

Other assets
Nuclear decommissioning fund and other investments	3,095	2,830
Regulatory assets	831	924
Derivative instruments	45	5
Operating lease right-of-use assets	26	488
Other	448	14
Total other assets	4,445	4,261
Total assets	$22,598	$21,060

Liabilities and Equity
Current liabilities
Short-term debt	$—	$179
Accounts payable	513	438
Accounts payable to affiliates	71	66
Regulatory liabilities	147	123
Taxes accrued	217	263
Accrued interest	78	72
Dividends payable to parent	107	106
Derivative instruments	26	22
Operating lease liabilities	92	85
Other	180	154
Total current liabilities	1,431	1,508

Deferred credits and other liabilities
Deferred income taxes	1,899	1,840
Deferred investment tax credits	18	18
Regulatory liabilities	1,903	1,896
Asset retirement obligations	2,514	2,350
Derivative instruments	93	71
Pension and employee benefit obligations	156	192
Operating lease liabilities	395	443
Other	52	69
Total deferred credits and other liabilities	7,030	6,879

Capitalization
Long-term debt	6,742	5,904
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at June 30, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	5,185	4,585
Retained earnings	2,231	2,206
Accumulated other comprehensive loss	(21)	(22)
Total common stockholder's equity	7,395	6,769
Total liabilities and equity	$22,598	$21,060

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2021 and 2020
Balance at March 31, 2020	1,000,000	$—	$4,148	$2,043	$(22)	$6,169
Net income				117		117
Dividends declared to parent				(105)		(105)
Contribution of capital by parent			109			109
Balance at June 30, 2020	1,000,000	$—	$4,257	$2,055	$(22)	$6,290

Balance at March 31, 2021	1,000,000	$—	$4,985	$2,226	$(21)	$7,190
Net income				112		112
Dividends declared to parent				(107)		(107)
Contribution of capital by parent			200			200
Balance at June 30, 2021	1,000,000	$—	$5,185	$2,231	$(21)	$7,395

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2021 and 2020
Balance at Dec. 31, 2019	1,000,000	$—	$4,068	$2,036	$(23)	$6,081
Net income				224		224
Other comprehensive income					1	1
Dividends declared to parent				(206)		(206)
Contribution of capital by parent			189			189
Adoption of ASC Topic 326				1		1
Balance at June 30, 2020	1,000,000	$—	$4,257	$2,055	$(22)	$6,290

Balance at Dec. 31, 2020	1,000,000	$—	$4,585	$2,206	$(22)	$6,769
Net income				241		241
Other comprehensive income					1	1
Dividends declared to parent				(216)		(216)
Contribution of capital by parent			600			600
Balance at June 30, 2021	1,000,000	$—	$5,185	$2,231	$(21)	$7,395

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2021 and Dec. 31, 2020; the results of operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and six months ended June 30, 2021 and 2020; and its cash flows for the six months ended June 30, 2021 and 2020.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2021 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2020 balance sheet information has been derived from the audited 2020 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2020.
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

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2020 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$461	$425
Less allowance for bad debts	(40)	(33)
Accounts receivable, net	$421	$392

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$183	$178
Fuel	76	90
Natural gas	15	27
Total inventories	$274	$295

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$20,188	$18,948
Natural gas plant	1,739	1,707
Common and other property	960	955
Plant to be retired (a)	122	136
Construction work in progress	799	1,150
Total property, plant and equipment	23,808	22,896
Less accumulated depreciation	(8,238)	(7,898)
Nuclear fuel	3,057	2,970
Less accumulated amortization	(2,715)	(2,660)
Property, plant and equipment, net	$15,912	$15,308
(a)Includes regulator-approved retirements of Sherco Units 1 and 2.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
NSP-Minnesota meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool.
Money Pool — Xcel Energy and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries. Xcel Energy may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy.
Money pool borrowings for NSP-Minnesota:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	3
Maximum amount outstanding	—	116
Weighted average interest rate, computed on a daily basis	N/A	1.53%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding for NSP-Minnesota:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$500	$500
Amount outstanding at period end	—	179
Average amount outstanding	—	10
Maximum amount outstanding	—	179
Weighted average interest rate, computed on a daily basis	N/A	1.25%
Weighted average interest rate at period end	N/A	0.18
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $9 million and $10 million of letters of credit outstanding under the credit facility at June 30, 2021 and Dec. 31, 2020, respectively. Amounts approximate their fair value and are subject to fees.
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
At June 30, 2021, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$9	$491
(a)Expires in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2021 and Dec. 31, 2020.
Bilateral Credit Agreement — In April 2021, the uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2021, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$75	$—
Long-Term Borrowings
During the six months ended June 30, 2021, NSP-Minnesota issued $425 million of 2.25% first mortgage bonds due April 1, 2031 and $425 million of 3.20% first mortgage bonds due April 1, 2052.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$334	$38	$7	$379
C&I	547	29	—	576
Other	8	—	2	10
Total retail	889	67	9	965
Wholesale	69	—	—	69
Transmission	58	—	—	58
Interchange	131	—	—	131
Other	3	4	—	7
Total revenue from contracts with customers	1,150	71	9	1,230
Alternative revenue and other	76	9	—	85
Total revenues	$1,226	$80	$9	$1,315

	Three Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$330	$38	$8	$376
C&I	467	27	—	494
Other	8	—	1	9
Total retail	805	65	9	879
Wholesale	37	—	—	37
Transmission	64	—	—	64
Interchange	106	—	—	106
Other	6	2	—	8
Total revenue from contracts with customers	1,018	67	9	1,094
Alternative revenue and other	78	8	—	86
Total revenues	$1,096	$75	$9	$1,180

	Six Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$660	$152	$14	$826
C&I	964	108	—	1,072
Other	15	—	4	19
Total retail	1,639	260	18	1,917
Wholesale	167	—	—	167
Transmission	114	—	—	114
Interchange	246	—	—	246
Other	5	3	—	8
Total revenue from contracts with customers	2,171	263	18	2,452
Alternative revenue and other	194	21	—	215
Total revenues	$2,365	$284	$18	$2,667

	Six Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$630	$152	$15	$797
C&I	912	109	—	1,021
Other	16	—	3	19
Total retail	1,558	261	18	1,837
Wholesale	83	—	—	83
Transmission	119	—	—	119
Interchange	216	—	—	216
Other	8	3	—	11
Total revenue from contracts with customers	1,984	264	18	2,266
Alternative revenue and other	147	17	—	164
Total revenues	$2,131	$281	$18	$2,430

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
Difference between the statutory rate and ETR:

	Six Months Ended June 30
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.1
Increases (decreases) in tax from:
Wind PTCs	(34.8)	(25.8)
Plant regulatory differences (b)	(8.0)	(7.8)
Other tax credits, net NOL & tax credit allowances	(1.3)	(1.4)
Other (net)	0.8	1.2
Effective income tax rate	(15.3)%	(5.7)%
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
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2021, NSP-Minnesota’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2013. In July 2020, Minnesota began a review of tax years 2015-2018. In February 2021, Minnesota concluded its review and commenced an audit of the same tax years. No material adjustments have been proposed.
Unrecognized Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which deductibility is highly certain, but for which there is uncertainty about the timing. A change in the timing of deductibility would not affect the ETR but would accelerate the payment to the taxing authority.
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$22	$21
Unrecognized tax benefit — Temporary tax positions	3	3
Total unrecognized tax benefit	$25	$24
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(11)	$(11)
As IRS audits resume and the state audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $15 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Payable for interest related to unrecognized tax benefits at beginning of period	$(2)	$(2)
Interest expense related to unrecognized tax benefits	—	—
Payable for interest related to unrecognized tax benefits at end of period	$(2)	$(2)
No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2021 or Dec. 31, 2020.

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
Non-trading monthly FTR settlements are expected to be recovered through fuel and purchased energy cost recovery mechanisms, and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of NSP-Minnesota’s FTRs relative to its electric utility operations, the numerous unobservable quantitative inputs pertinent to the value of FTRs are immaterial to the consolidated financial statements of NSP-Minnesota.
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
Unrealized gains for the nuclear decommissioning fund were $1.2 billion and $981 million as of June 30, 2021 and Dec. 31, 2020, respectively, and unrealized losses were $3 million and $5 million as of June 30, 2021 and Dec. 31, 2020, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$30	$30	$—	$—	$—	$30
Commingled funds	800	—	—	—	1,164	1,164
Debt securities	612	—	641	16	—	657
Equity securities	408	1,185	2	—	—	1,187
Total	$1,850	$1,215	$643	$16	$1,164	$3,038
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $57 million of rabbi trust assets and other miscellaneous investments.

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
For the three and six months ended June 30, 2021 and 2020, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2021:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$2	$153	$210	$292	$657
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	June 30, 2021
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
At June 30, 2021, accumulated other comprehensive loss related to settled interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged interest rate transactions impact earnings. As of June 30, 2021, NSP-Minnesota had no unsettled interest rate derivatives.
Wholesale and Commodity Trading Risk — NSP-Minnesota conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives. NSP-Minnesota is allowed to conduct these activities within guidelines and limitations as approved by its risk management committee, comprised of management personnel not directly involved in the activities governed by this policy. Sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement.
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
At June 30, 2021, NSP-Minnesota had no commodity contracts designated as cash flow hedges. NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2021	Dec. 31, 2020
Megawatt hours of electricity	85	65
Million British thermal units of natural gas	83	83
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

As of June 30, 2021, five of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $35 million, or 53%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Two of the ten most significant counterparties, comprising $7 million, or 11%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Three of these significant counterparties, comprising $23 million or 34% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Five of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activity —

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2021
Other derivative instruments
Electric commodity	$—	$3
Natural gas commodity	—	1
Total	$—	$4
Six Months Ended June 30, 2021
Other derivative instruments
Electric commodity	$—	$3
Natural gas commodity	—	2
Total	$—	$5

Three Months Ended June 30, 2020
Other derivative instruments
Electric commodity	$—	$2
Total	$—	$2
Six Months Ended June 30, 2020
Other derivative instruments
Electric commodity	$—	$2
Total	$—	$2

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2021
Other derivative instruments
Commodity trading	$—		$—		$2	(b)
Electric commodity	—		(1)	(c)	—
Total	$—		$(1)		$2
Six Months Ended June 30, 2021
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$33	(b)
Electric commodity	—		(12)	(c)	—
Natural gas commodity	—		1	(d)	(3)	(d)
Total	$—		$(11)		$30

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2020
Other derivative instruments
Commodity trading	$—		$—		$1	(b)
Electric Commodity	—		1	(c)	—
Total	$—		$1		$1
Six Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$1	(b)
Electric commodity	—		(2)	(c)	—
Natural gas commodity	—		1	(d)	(2)	(d)
Total	$—		$(1)		$(1)
(a)Amounts are recorded to interest charges.
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
NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2021 and 2020.
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of June 30, 2021 and Dec. 31, 2020, there were $6 million and $4 million derivative liabilities with such underlying contract provisions, respectively. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of June 30, 2021 and Dec. 31, 2020, there were approximately $49 million and $14 million, respectively, of derivative liabilities with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2021 and Dec. 31, 2020.

Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$6	$33	$10	$49	$(39)	$10	$1	$26	$—	$27	$(25)	$2
Electric commodity	—	—	57	57	(1)	56	—	—	13	13	(1)	12
Natural gas commodity	—	2	—	2	—	2	—	3	—	3	—	3
Total current derivative assets	$6	$35	$67	$108	$(40)	$68	$1	$29	$13	$43	$(26)	$17
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$37	$53	$95	$(50)	$45	$7	$39	$—	$46	$(41)	$5
Total noncurrent derivative assets	$5	$37	$53	$95	$(50)	$45	$7	$39	$—	$46	$(41)	$5

	June 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$13	$40	$1	$54	$(42)	$12	$3	$18	$10	$31	$(25)	$6
Electric commodity	—	—	1	1	(1)	—	—	—	1	1	(1)	—
Natural gas commodity	—	—	—	—	—	—	—	2	—	2	—	2
Total current derivative liabilities	$13	$40	$2	$55	$(43)	12	$3	$20	$11	$34	$(26)	8
PPAs (b)						14						14
Current derivative instruments						$26						$22
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$5	$66	$26	$97	$(46)	$51	$2	$35	$13	$50	$(27)	$23
Total noncurrent derivative liabilities	$5	$66	$26	$97	$(46)	51	$2	$35	$13	$50	$(27)	23
PPAs (b)						42						48
Noncurrent derivative instruments						$93						$71
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2021 and Dec. 31, 2020. At both June 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include $15 million of obligations to return cash collateral. At June 30, 2021 and Dec. 31, 2020 derivative assets and liabilities include rights to reclaim cash collateral of $13 million and $1 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Balance at April 1	$12	$3
Purchases	54	28
Settlements	(19)	(13)
Net transactions recorded during the period:
Gains recognized in earnings (a)	33	11
Net gains recognized as regulatory assets and liabilities	12	6
Balance at June 30	$92	$35
	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$(11)	$5
Purchases	54	28
Settlements	(26)	(24)
Net transactions recorded during the period:
Gains recognized in earnings (a)	63	17
Net gains recognized as regulatory assets and liabilities	12	9
Balance at June 30	$92	$35
(a)Presented amounts relate to instruments held at the end of the period. The consolidated income statement also includes gains and losses on Level 1 and 2 instruments, and Level 3 instruments settled during the period.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2021 and 2020.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,742	$7,861	$5,904	$7,391
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$8	$7	$—	$—
Interest cost (a)	6	8		1
Expected return on plan assets (a)	(13)	(14)	—	—
Amortization of prior service credit (a)	—	—	(1)	(1)
Amortization of net loss (a)	8	8	1	—
Net periodic benefit cost	9	9	—	—
Effects of regulation	(1)	(1)	—	—
Net benefit cost recognized for financial reporting	$8	$8	$—	$—

	Six Months Ended June 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$15	$14	$—	$—
Interest cost (a)	12	16	1	1
Expected return on plan assets (a)	(26)	(28)	—	—
Amortization of prior service credit (a)	—	—	(2)	(2)
Amortization of net loss (a)	17	16	1	1
Net periodic benefit cost	18	18	—	—
Effects of regulation	(2)	(3)	—	—
Net benefit cost recognized for financial reporting	$16	$15	$—	$—
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Minnesota’s consolidated financial statements. Legal fees are generally expensed as incurred.

Rate Matters and Other
Sherco — In 2018, NSP-Minnesota and SMMPA (Co-owner of Sherco Unit 3) reached a settlement with GE related to a 2011 incident, which damaged the turbine at Sherco Unit 3 and resulted in an extended outage for repair. NSP-Minnesota notified the MPUC of its proposal to refund settlement proceeds to customers through the FCA.
In March 2019, the MPUC approved NSP-Minnesota’s settlement refund proposal. Additionally, the MPUC decided to withhold any decision as to NSP-Minnesota’s prudence in connection with the incident at Sherco Unit 3 until after conclusion of an appeal pending between GE and NSP-Minnesota’s insurers. In February 2020, the Minnesota Court of Appeals affirmed the district court’s judgment in favor of GE. In March 2020, NSP-Minnesota’s insurers filed a petition seeking additional review by the Minnesota Supreme Court.
In April 2020, the Minnesota Supreme Court denied the insurers’ petition for further review, ending the litigation.
In January 2021, the OAG and DOC recommended that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the FCA. NSP-Minnesota subsequently filed its response, asserting that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate. A final decision by the MPUC is pending. A loss related to this matter is deemed remote.
Westmoreland Arbitration — In November 2014, insurers for Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged $36 million of business losses due to a turbine failure at Sherco Unit 3. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards.
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
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit with initial briefs filed in March 2021 and final briefs expected in August 2021.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, following a comment period expected to be complete by the end of 2021 or 2022, NSP-Minnesota would prospectively discontinue charging their current 0.5% ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates, following future rate cases.
Environmental
MGP, Landfill and Disposal Sites
NSP-Minnesota is investigating, remediating or performing post-closure actions at seven MGP, landfill or other disposal sites across its service territories.
NSP-Minnesota has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
In August 2020, the EPA published its final rule to implement closure by April 2021 for all CCR impoundments affected by the August 2018 D.C. Circuit ruling. This final rule required Xcel Energy to expedite closure plans for one impoundment.
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
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$17	$22
Other operating leases (a)	3	3
Total operating lease expense (b)	$20	$25
(a)Includes short-term lease expense of $1 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$36	$43
Other operating leases (a)	5	5
Total operating lease expense (b)	$41	$48
(a)Includes short-term lease expense of $1 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of June 30, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$461	$77	$538
Interest component of obligation	(39)	(12)	(51)
Present value of minimum obligation	$422	$65	487
Less current portion			(92)
Noncurrent operating lease liabilities			$395
VIEs
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at both June 30, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. NSP-Minnesota concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(18)	$(3)	$(21)	$(19)	$(3)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives, net of taxes of $—, $—, $—, and $—, respectively (a)	—	—	—	—	—	—
Accumulated other comprehensive loss at June 30	$(18)	$(3)	$(21)	$(19)	$(3)	$(22)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19)	$(3)	$(22)	$(20)	$(3)	$(23)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives, net of taxes of $—, $—, $—, and $—, respectively (a)	1	—	1	1	—	1
Accumulated other comprehensive loss at June 30	$(18)	$(3)	$(21)	$(19)	$(3)	$(22)
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
NSP-Minnesota’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Regulated Electric
Operating revenues (a)	$1,226	$1,096
Intersegment revenue	1	—
Total revenues	$1,227	$1,096
Net income	112	113
Regulated Natural Gas
Operating revenues (b)	$80	$75
Intersegment revenue	—	—
Total revenues	$80	$75
Net (loss) income	(1)	1
All Other
Total revenues	$9	$9
Net income	1	3
Consolidated Total
Operating revenues (a)(b)	$1,316	$1,180
Reconciling eliminations	(1)	—
Total revenues	$1,315	$1,180
Net income	112	117
(a)    Operating revenues include $131 million and $106 million of affiliate electric revenue for the three months ended June 30, 2021 and 2020.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended June 30, 2021 and 2020.

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Regulated Electric
Operating revenues (a)	$2,365	$2,131
Intersegment revenue	1	—
Total revenues	$2,366	$2,131
Net income	219	199
Regulated Natural Gas
Operating revenues (b)	$284	$281
Intersegment revenue	1	—
Total revenues	$285	$281
Net income	19	24
All Other
Total operating revenues	$18	$18
Net income	3	1
Consolidated Total
Operating revenues (a)(b)	$2,669	$2,430
Reconciling eliminations	(2)	—
Total operating revenues	$2,667	$2,430
Net income	241	224
(a)    Operating revenues include $246 million and $216 million of affiliate electric revenue for the six months ended June 30, 2021 and 2020.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the six months ended June 30, 2021 and 2020.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Discussion of financial condition and liquidity for NSP-Minnesota is omitted per conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in General Instruction H(2)(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as electric margin, natural gas margin and ongoing earnings.
Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP. NSP-Minnesota’s management uses non-GAAP measures for financial planning and analysis, for reporting of results to the Board of Directors, in determining performance-based compensation, and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.
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

Results of Operations
NSP-Minnesota’s net income was approximately $241 million for the six months ended June 30, 2021 compared with approximately $224 million for the prior year. The increase in year-to-date earnings reflects higher electric margin (primarily capital investment recovery), partially offset by increased depreciation and O&M expenses.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs that are generated in a particular period.
Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Electric revenues	$2,365	$2,131
Electric fuel and purchased power	(920)	(767)
Electric margin	$1,445	$1,364
Changes in electric margin:

(Millions of Dollars)	2021 vs. 2020
Non-fuel riders	$72
Proprietary commodity trading, net of sharing - Winter Storm Uri	12
Interchange agreement billings with NSP-Wisconsin	11
Conservation program revenues (offset in expense)	10
PTCs flowed back to customers (offset by lower ETR)	(25)
Wholesale transmission revenue (net)	(14)
Other (net)	15
Total increase in electric margin	$81
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Natural gas revenues	$284	$281
Cost of natural gas sold and transported	(157)	(155)
Natural gas margin	$127	$126
Changes in natural gas margin:

(Millions of Dollars)	2021 vs. 2020
Infrastructure and integrity riders	$2
Retail sales decline (excluding weather impact)	(2)
Other (net)	1
Total increase in natural gas margin	$1
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $43 million, or 10.6% year-to-date. The increase was primarily driven by several wind farms going into service and normal system expansion.
Income Taxes — Income tax benefit increased $20 million for the first six months of 2021. The increase was primarily driven by increased wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.
See Note 6 to the consolidated financial statements for further information.

Other
Winter Storm Uri
In February 2021, the central portion of the United States experienced a major winter storm (Winter Storm Uri). Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation across the region. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity.
As a result of the extremely high market prices, NSP-Minnesota incurred net natural gas, fuel and purchased energy costs of approximately $230 million (largely deferred as regulatory assets) in the first quarter. Certain energy transactions are subject to final/settlement calculation adjustments, including the impacts of credit losses shared among market participants. Such adjustments are not expected to be material to our results of operations, financial condition or cash flows.
Regulatory Overview — NSP-Minnesota has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, February cost increases were deferred for future recovery with recovery proposed over a period of up to 27 months to mitigate the impact to customer bills. Additionally, NSP-Minnesota is not requesting recovery of financing costs in order to further limit the impact to our customers.
Proceedings initiated:

Jurisdiction	Regulatory Status
Minnesota	NSP-Minnesota filed with the MPUC seeking recovery of $179 million in incremental costs from natural gas customers over 27 months with no financing charge and an additional $36 million from natural gas customers through the standard 12 month true-up. Parties were generally supportive of the proposed recovery period commencing Sept. 1, 2021. The DOC recommended disallowances of $21 million; the OAG recommended disallowances of $34 million. A MPUC decision on the start of cost recovery is expected prior to Sept. 1, 2021. A proceeding related to the proposed disallowances is expected to continue into 2022.
South Dakota	In April, NSP-Minnesota filed a letter with the South Dakota Public Utilities Commission proposing no impact to the fuel clause as we were a net seller in the electric market. The South Dakota Public Utilities Commission has approved the proposal.
North Dakota	In June, the NDPSC approved recovery of $32 million in natural gas costs over 15 months (starting July 2021) with no financing charge.
Supply Chain and Capital Expenditures
NSP-Minnesota’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Overall, as a result of COVID-19, manufacturing processes have experienced disruptions related to scarcity of raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, storms and labor shortages. NSP-Minnesota continues to monitor the availability of materials and seek alternative suppliers as necessary.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 and in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 North Dakota Electric Rate Case	$19	November 2020	Pending
2020 TCR Electric Rider	82	November 2019	Pending
2021 GUIC Natural Gas Rider	27	October 2020	Pending
2020 RES Electric Rider	107	November 2019	Received
2021 RES Electric Rider	189	November 2020	Pending
Additional Information:
2020 North Dakota Electric Rate Case — In November 2020, NSP-Minnesota filed a rate case with the NDPSC. NSP-Minnesota requested an increase in annual retail electric revenues of approximately $19 million. The rate filing was based on a 2021 forecast test year, a ROE of 10.2%, an equity ratio of 52.5% and an electric rate base of approximately $677 million. Interim rates, subject to refund, of approximately $13 million are currently in effect.
In July 2021, NSP-Minnesota and various parties filed an uncontested settlement agreement, which includes:
•Base revenue increase of $7 million.
•ROE of 9.5%.
•Equity ratio of 52.5%.
•Deferral of advanced grid intelligence and security initiative capital and O&M expenses.
•An earnings cap mechanism, which would return to customers 100% of earnings equal to or in excess of 9.75% ROE, effective until the next rate case.
A NDPSC decision on the settlement and implementation is anticipated in the fourth quarter of 2021.
2020 TCR Electric Rider — In November 2019, NSP-Minnesota filed the TCR Rider based on a ROE of 9.06%. An MPUC decision is pending.
2021 GUIC Natural Gas Rider — In October 2020, NSP-Minnesota filed the GUIC Rider based on a ROE of 9.04%. An MPUC decision is pending.

2020 RES Electric Rider — In November 2019, NSP-Minnesota filed the RES Rider. In March 2021, the MPUC voted to approve revenue requirements of $41 million for 2019 and $66 million for 2020. The filing included a ROE of 9.06%. The new rate will be implemented after an MPUC order is issued.
2021 RES Electric Rider — In November 2020, NSP-Minnesota filed the RES Rider. The requested amount includes a true-up (2019 and 2020 riders) of $96 million and the 2021 requested amount of $93 million. The filing included a ROE of 9.06%. An MPUC decision is pending.
2020 Minnesota Electric Rate Case and Stay-Out Alternative — In November 2020, NSP-Minnesota filed an electric rate case seeking a $597 million revenue increase over three years with the MPUC. NSP-Minnesota also filed a stay-out alternative in which it would withdraw its rate case filing. In December 2020, the MPUC verbally approved the stay-out alternative petition.
In February 2021, NSP-Minnesota filed a letter highlighting a change in the calculation of its total deficiency and interim rates included in its November 2020 filing. This adjustment would have reduced the filed deficiency and interim rates by approximately $43 million should the rate case have proceeded, but has no impact on the stay-out alternative petition.
In April 2021, the MPUC issued an order approving NSP-Minnesota’s proposed changes and a requirement to withdraw NSP-Minnesota’s notice of change in rates, as well as establishing a comment period allowing parties to address the changes discussed in the February letter. In June 2021, the MPUC issued an order denying a request for reconsideration of the rate case stay-out approval.
Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034. The initial plan was expected to result in an 80% carbon reduction by 2030 (from 2005) and puts NSP-Minnesota on a path to achieving its vision of being 100% carbon-free by 2050. Parties submitted comments in February 2021 and there was significant opposition to the proposal to build a Sherco combined cycle natural gas plant and associated pipeline infrastructure.
In June 2021, NSP-Minnesota filed an alternative plan that would reduce carbon emissions 85% by 2030 and has a lower projected cost than either of the previously submitted plans. The alternative plan includes the following:
•Removing the planned Sherco combined cycle natural gas plant.
•Retiring all coal generation by 2030 with reduced operations at some units prior to retirement, including early retirement of the A.S. King coal plant (511 MW) in 2028 and Sherco 3 coal plant (517 MW) in 2030.
•Extending the life of the Monticello nuclear plant from 2030 to 2040.
•Continuing to run the Prairie Island nuclear generating plant at least through current end of life (2033 and 2034).
•Adding 3,150 MW of universal solar, 2,650 MW of wind and 250 MW of storage.
•Adding 800 MW of new hydrogen-ready combustion-turbines and repowering 300 MW of blackstart combustion-turbines.
•Adding 1,900 MW of other firm dispatchable resources.
•Constructing 155 miles of transmission lines.
•Achieving 780 gigawatt hours in energy efficiency savings annually through 2034.
•Adding 400 MW of incremental demand response by 2023 and a total of 1,500 MW of demand response by 2034.
Supplemental comments are due Aug 13, 2021. The MPUC is anticipated to make a final decision in late 2021 or early 2022.
Minnesota Relief and Recovery — In 2020, the MPUC opened a docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19. The status of the various proposals is listed below:
•In January 2021, the MPUC approved NSP-Minnesota’s request for the repowering of 651 MW of owned wind projects and 20 MW of wind projects under PPAs. These projects are estimated to save customers approximately $160 million over the next 25 years.
•In April 2021, NSP-Minnesota proposed to add 460 MWs of solar facilities at the Sherco site with an incremental investment of approximately $575 million. A MPUC decision is expected in late 2021 or early 2022.
•In June 2021, the MPUC approved NSP-Minnesota’s proposal to acquire a 120 MW repowered wind farm from ALLETE for $210 million.
•The MPUC is also considering NSP-Minnesota’s proposal to provide $150 million of incremental electric vehicle rebates.
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
Nuclear Fuel Supply — NSP-Minnesota has contracted for approximately 23% of its 2021 enriched nuclear material requirements from sources that could be impacted by sanctions against entities doing business with Iran. Those sanctions may impact the supply of enriched nuclear material supplied from Russia. Long-term, through 2030, NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from these sources. NSP-Minnesota is able to manage nuclear fuel supply with alternate potential sources. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.

Environmental
Affordable Clean Energy
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

Emerging Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention by environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our results of operations, financial condition or cash flows. NSP-Minnesota will continue to monitor these regulatory developments and their potential impact on its operations.

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
As of June 30, 2021, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting
No changes in NSP-Minnesota’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting.
Part II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS
NSP-Minnesota is involved in various litigation matters in the ordinary course of business. The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Management maintains accruals for losses probable of being incurred and subject to reasonable estimation. Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to, when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Minnesota’s consolidated financial statements. Legal fees are generally expensed as incurred.
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

Northern States Power Company (a Minnesota corporation)

July 29, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)