Form 10-Q
period 2021-09-30
NORTHERN STATES POWER CO
filed 2021-10-28
CIK 1123852

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2021
Common Stock, $0.01 par value	1,000,000 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2021	2020	2021	2020
Operating revenues
Electric, non-affiliates	$1,350	$1,216	$3,469	$3,131
Electric, affiliates	127	115	373	330
Natural gas	70	48	353	329
Other	10	9	29	28
Total operating revenues	1,557	1,388	4,224	3,818

Operating expenses
Electric fuel and purchased power	574	458	1,494	1,225
Cost of natural gas sold and transported	30	14	187	170
Cost of sales — other	6	7	16	18
Operating and maintenance expenses	287	293	899	879
Conservation program expenses	35	30	101	86
Depreciation and amortization	239	208	689	615
Taxes (other than income taxes)	65	64	200	195
Total operating expenses	1,236	1,074	3,586	3,188

Operating income	321	314	638	630

Other income, net	—	4	4	2
Allowance for funds used during construction — equity	8	5	23	19

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $6 and $6, respectively	69	64	202	186
Allowance for funds used during construction — debt	(3)	(2)	(9)	(8)
Total interest charges and financing costs	66	62	193	178

Income before income taxes	263	261	472	473
Income tax expense (benefit)	15	15	(17)	2
Net income	$248	$246	$489	$471

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2021	2020	2021	2020
Net income	$248	$246	$489	$471
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $—, $—, $— and $—, respectively	—	—	1	1

Total other comprehensive income	—	—	1	1
Total comprehensive income	$248	$246	$490	$472

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2021	2020
Operating activities
Net income	$489	$471
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	694	621
Nuclear fuel amortization	86	94
Deferred income taxes	(2)	(50)
Allowance for equity funds used during construction	(23)	(19)
Provision for bad debts	17	15
Changes in operating assets and liabilities:
Accounts receivable	(55)	(41)
Accrued unbilled revenues	21	44
Inventories	(1)	2
Other current assets	1	(5)
Accounts payable	81	4
Net regulatory assets and liabilities	(312)	(86)
Other current liabilities	15	(48)
Pension and other employee benefit obligations	(38)	(55)
Other, net	(51)	14
Net cash provided by operating activities	922	961

Investing activities
Capital/construction expenditures	(1,368)	(936)
Purchase of investment securities	(540)	(1,275)
Proceeds from the sale of investment securities	531	1,260
Investments in utility money pool arrangement	(464)	(641)
Repayments from utility money pool arrangement	394	570
Other, net	3	4
Net cash used in investing activities	(1,444)	(1,018)

Financing activities
Repayments of short-term borrowings, net	(179)	(30)
Borrowings under utility money pool arrangement	434	118
Repayments under utility money pool arrangement	(434)	(118)
Proceeds from issuance of long-term debt	836	677
Repayment of long-term debt	—	(300)
Capital contributions from parent	644	303
Dividends paid to parent	(322)	(299)
Other, net	—	3
Net cash provided by financing activities	979	354

Net change in cash, cash equivalents and restricted cash	457	297
Cash, cash equivalents and restricted cash at beginning of period	46	126
Cash, cash equivalents and restricted cash at end of period	$503	$423

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(189)	$(188)
Cash received (paid) for income taxes, net	9	(45)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$233	$635
Inventory transfers to property, plant and equipment	8	18
Allowance for equity funds used during construction	23	19

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$503	$46
Accounts receivable, net	417	392
Accounts receivable from affiliates	25	32
Investments in money pool arrangements	70	—
Accrued unbilled revenues	227	248
Inventories	289	295
Regulatory assets	566	411
Derivative instruments	88	17
Prepayments and other	50	50
Total current assets	2,235	1,491

Property, plant and equipment, net	16,146	15,308

Other assets
Nuclear decommissioning fund and other investments	3,136	2,830
Regulatory assets	861	924
Derivative instruments	43	5
Operating lease right-of-use assets	428	488
Other	31	14
Total other assets	4,499	4,261
Total assets	$22,880	$21,060

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$300	$—
Short-term debt	—	179
Accounts payable	484	438
Accounts payable to affiliates	109	66
Regulatory liabilities	142	123
Taxes accrued	279	263
Accrued interest	71	72
Dividends payable to parent	109	106
Derivative instruments	39	22
Operating lease liabilities	93	85
Other	181	154
Total current liabilities	1,807	1,508

Deferred credits and other liabilities
Deferred income taxes	1,949	1,840
Deferred investment tax credits	17	18
Regulatory liabilities	1,914	1,896
Asset retirement obligations	2,543	2,350
Derivative instruments	74	71
Pension and employee benefit obligations	155	192
Operating lease liabilities	372	443
Other	48	69
Total deferred credits and other liabilities	7,072	6,879

Capitalization
Long-term debt	6,443	5,904
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	5,209	4,585
Retained earnings	2,370	2,206
Accumulated other comprehensive loss	(21)	(22)
Total common stockholder's equity	7,558	6,769
Total liabilities and equity	$22,880	$21,060

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2021 and 2020
Balance at June 30, 2020	1,000,000	$—	$4,257	$2,055	$(22)	$6,290
Net income				246		246
Dividends declared to parent				(109)		(109)
Contribution of capital by parent			79			79
Balance at Sept. 30, 2020	1,000,000	$—	$4,336	$2,192	$(22)	$6,506

Balance at June 30, 2021	1,000,000	$—	$5,185	$2,231	$(21)	$7,395
Net income				248		248
Dividends declared to parent				(109)		(109)
Contribution of capital by parent			24			24
Balance at Sept. 30, 2021	1,000,000	$—	$5,209	$2,370	$(21)	$7,558

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2021 and 2020
Balance at Dec. 31, 2019	1,000,000	$—	$4,068	$2,036	$(23)	$6,081
Net income				471		471
Other comprehensive income					1	1
Dividends declared to parent				(314)		(314)
Contribution of capital by parent			268			268
Adoption of ASC Topic 326				(1)		(1)
Balance at Sept. 30, 2020	1,000,000	$—	$4,336	$2,192	$(22)	$6,506

Balance at Dec. 31, 2020	1,000,000	$—	$4,585	$2,206	$(22)	$6,769
Net income				489		489
Other comprehensive income					1	1
Dividends declared to parent				(325)		(325)
Contribution of capital by parent			624			624
Balance at Sept. 30, 2021	1,000,000	$—	$5,209	$2,370	$(21)	$7,558

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2021 and Dec. 31, 2020; the results of NSP-Minnesota’s operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2021 and 2020; and NSP-Minnesota’s cash flows for the nine months ended Sept. 30, 2021 and 2020.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$459	$425
Less allowance for bad debts	(42)	(33)
Accounts receivable, net	$417	$392

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$181	$178
Fuel	61	90
Natural gas	47	27
Total inventories	$289	$295

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$20,307	$18,948
Natural gas plant	1,765	1,707
Common and other property	980	955
Plant to be retired (a)	114	136
Construction work in progress	1,058	1,150
Total property, plant and equipment	24,224	22,896
Less accumulated depreciation	(8,398)	(7,898)
Nuclear fuel	3,065	2,970
Less accumulated amortization	(2,745)	(2,660)
Property, plant and equipment, net	$16,146	$15,308
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
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $9 million and $10 million of letters of credit outstanding under the credit facility at Sept. 30, 2021 and Dec. 31, 2020, respectively. Amounts approximate their fair value and are subject to fees.
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
Bilateral Credit Agreement — In April 2021, NSP-Minnesota uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Sept. 30, 2021, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$41	$34
Long-Term Borrowings
During the nine months ended Sept. 30, 2021, NSP-Minnesota issued $425 million of 2.25% first mortgage bonds due April 1, 2031 and $425 million of 3.20% first mortgage bonds due April 1, 2052.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$414	$27	$9	$450
C&I	638	26	—	664
Other	9	—	1	10
Total retail	1,061	53	10	1,124
Wholesale	120	—	—	120
Transmission	69	—	—	69
Interchange	127	—	—	127
Other	—	6	—	6
Total revenue from contracts with customers	1,377	59	10	1,446
Alternative revenue and other	100	11	—	111
Total revenues	$1,477	$70	$10	$1,557

	Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$427	$22	$8	$457
C&I	571	17	—	588
Other	9	—	1	10
Total retail	1,007	39	9	1,055
Wholesale	56	—	—	56
Transmission	66	—	—	66
Interchange	115	—	—	115
Other	2	3	—	5
Total revenue from contracts with customers	1,246	42	9	1,297
Alternative revenue and other	85	6	—	91
Total revenues	$1,331	$48	$9	$1,388

	Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,074	$179	$24	$1,277
C&I	1,601	134	—	1,735
Other	25	—	5	30
Total retail	2,700	313	29	3,042
Wholesale	287	—	—	287
Transmission	184	—	—	184
Interchange	373	—	—	373
Other	5	9	—	14
Total revenue from contracts with customers	3,549	322	29	3,900
Alternative revenue and other	293	31	—	324
Total revenues	$3,842	$353	$29	$4,224

	Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,056	$174	$23	$1,253
C&I	1,482	126	—	1,608
Other	26	—	5	31
Total retail	2,564	300	28	2,892
Wholesale	139	—	—	139
Transmission	185	—	—	185
Interchange	331	—	—	331
Other	10	6	—	16
Total revenue from contracts with customers	3,229	306	28	3,563
Alternative revenue and other	232	23	—	255
Total revenues	$3,461	$329	$28	$3,818

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
Difference between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2021	2020
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.0
Increases (decreases) in tax from:
Wind PTCs	(22.8)	(16.7)
Plant regulatory differences (a)	(8.0)	(7.4)
Other tax credits, net NOL & tax credit allowances	(1.2)	(1.2)
NOL carryback	—	(2.7)
Other (net)	0.4	0.4
Effective income tax rate	(3.6)%	0.4%
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
Federal Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2014 - 2016	December 2022
2018	September 2022

Additionally, the statute of limitations related to certain federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to a federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2021, NSP-Minnesota’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2013. In February 2021, Minnesota concluded its review and commenced an audit of tax years 2015 - 2018. No material adjustments have been proposed.
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
Unrecognized tax benefits — permanent vs. temporary:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$23	$21
Unrecognized tax benefit — Temporary tax positions	3	3
Total unrecognized tax benefit	$26	$24
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(12)	$(11)
As Internal Revenue Service audits resume and the state audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $14 million in the next 12 months.
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
Unscheduled distributions from real estate commingled funds’ investments may be redeemed with proper notice, however, withdrawals may be delayed or discounted as a result of fund illiquidity.
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
Unrealized gains for the nuclear decommissioning fund were $1.2 billion and $981 million as of Sept. 30, 2021 and Dec. 31, 2020, respectively, and unrealized losses were $5 million as of Sept. 30, 2021 and Dec. 31, 2020.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$38	$38	$—	$—	$—	$38
Commingled funds	821	—	—	—	1,208	1,208
Debt securities	620	—	643	15	—	658
Equity securities	407	1,178	2	—	—	1,180
Total	$1,886	$1,216	$645	$15	$1,208	$3,084
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $52 million of rabbi trust assets and other miscellaneous investments.

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
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2021:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$2	$153	$204	$299	$658
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	Sept. 30, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Mutual funds	$10	$12	$—	$—	$12
Total	$10	$12	$—	$—	$12

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1	$1	$—	$—	$1
Mutual funds	14	16	—	—	16
Total	$15	$17	$—	$—	$17
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
At Sept. 30, 2021, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged interest rate transactions impact earnings. As of Sept. 30, 2021, NSP-Minnesota had no unsettled interest rate derivatives.
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
At Sept. 30, 2021, NSP-Minnesota had no commodity contracts designated as cash flow hedges. NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification of gains or losses for these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2021	Dec. 31, 2020
Megawatt hours of electricity	72	65
Million British thermal units of natural gas	88	83
(a)Amounts are not reflective of net positions in the underlying commodities.
(b)Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — NSP-Minnesota continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts, prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the consolidated balance sheets.
NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.
As of Sept. 30, 2021, seven of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $54 million, or 61%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. One of the ten most significant counterparties, comprising $10 million, or 11%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $20 million or 23% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Two of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activity —

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2021
Other derivative instruments
Natural gas commodity	$—	$16
Total	$—	$16
Nine Months Ended Sept. 30, 2021
Other derivative instruments
Electric commodity	$—	$3
Natural gas commodity	—	18
Total	$—	$21

Three Months Ended Sept. 30, 2020
Other derivative instruments
Natural gas commodity	$—	$1
Total	$—	$1
Nine Months Ended Sept. 30, 2020
Other derivative instruments
Electric commodity	$—	$2
Natural gas commodity	—	1
Total	$—	$3

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2021
Other derivative instruments
Commodity trading	$—		$—		$(10)	(b)
Total	$—		$—		$(10)
Nine Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$23	(b)
Electric commodity	—		(12)	(c)	—
Natural gas commodity	—		1	(d)	(3)	(d)
Total	$—		$(11)		$20

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2020
Other derivative instruments
Commodity trading	$—		$—		$(1)	(b)
Electric Commodity	—		(1)	(c)	—
Total	$—		$(1)		$(1)
Nine Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$1	(b)
Electric commodity	—		(2)	(c)	—
Natural gas commodity	—		1	(d)	(2)	(d)
Total	$—		$(1)		$(1)
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

Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of Sept. 30, 2021 and Dec. 31, 2020, there were $2 million and $4 million, respectively, of derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of Sept. 30, 2021 and Dec. 31, 2020, there were approximately $44 million and $14 million, respectively, of derivative liabilities with such underlying contract provisions.
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
Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$16	$73	$22	$111	$(91)	$20	$1	$26	$—	$27	$(25)	$2
Electric commodity	—	—	47	47	(1)	46	—	—	13	13	(1)	12
Natural gas commodity	—	22	—	22	—	22	—	3	—	3	—	3
Total current derivative assets	$16	$95	$69	$180	$(92)	$88	$1	$29	$13	$43	$(26)	$17
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$9	$36	$52	$97	$(54)	$43	$7	$39	$—	$46	$(41)	$5
Total noncurrent derivative assets	$9	$36	$52	$97	$(54)	$43	$7	$39	$—	$46	$(41)	$5

	Sept. 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$23	$88	$5	$116	$(91)	$25	$3	$18	$10	$31	$(25)	$6
Electric commodity	—	—	1	1	(1)	—	—	—	1	1	(1)	—
Natural gas commodity	—	—	—	—	—	—	—	2	—	2	—	2
Total current derivative liabilities	$23	$88	$6	$117	$(92)	25	$3	$20	$11	$34	$(26)	8
PPAs (b)						14						14
Current derivative instruments						$39						$22
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$18	$56	$25	$99	$(63)	$36	$2	$35	$13	$50	$(27)	$23
Total noncurrent derivative liabilities	$18	$56	$25	$99	$(63)	36	$2	$35	$13	$50	$(27)	23
PPAs (b)						38						48
Noncurrent derivative instruments						$74						$71
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2021 and Dec. 31, 2020. At both Sept. 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include $15 million of obligations to return cash collateral. At Sept. 30, 2021 and Dec. 31, 2020 derivative assets and liabilities include rights to reclaim cash collateral of $24 million and $1 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2021 and 2020:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Balance at July 1	$92	$36
Settlements	(40)	(17)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	23	(4)
Net gains recognized as regulatory assets and liabilities	15	6
Balance at Sept. 30	$90	$21
	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$(11)	$5
Purchases	54	28
Settlements	(66)	(41)
Net transactions recorded during the period:
Gains recognized in earnings (a)	86	14
Net gains recognized as regulatory assets and liabilities	27	15
Balance at Sept. 30	$90	$21
(a)Presented amounts relate to instruments held at the end of the period. The consolidated income statement also includes gains and losses on Level 1 and 2 instruments, and Level 3 instruments settled during the period.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the nine months ended Sept. 30, 2021 and 2020.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,743	$7,801	$5,904	$7,391
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7	$7	$—	$—
Interest cost (a)	7	8		1
Expected return on plan assets (a)	(13)	(14)	—	—
Amortization of prior service credit (a)	—	—	—	(1)
Amortization of net loss (a)	9	8	—	—
Settlement charge (b)	23	—	—	—
Net periodic benefit cost	33	9	—	—
Effects of regulation	(28)	(1)	—	—
Net benefit cost recognized for financial reporting	$5	$8	$—	$—

	Nine Months Ended Sept. 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$22	$20	$—	$—
Interest cost (a)	19	23	1	2
Expected return on plan assets (a)	(39)	(41)	—	—
Amortization of prior service credit (a)	—	—	(2)	(2)
Amortization of net loss (a)	26	25	1	1
Settlement charge (b)	23	—	—	—
Net periodic benefit cost	51	27	—	1
Effects of regulation	(30)	(4)	—	—
Net benefit cost recognized for financial reporting	$21	$23	$—	$1
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)     A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2021 as a result of lump-sum distributions during the 2021 plan year, NSP-Minnesota recorded a total pension settlement charge of $23 million, which was not recognized in earnings due to the effects of regulation.
In January 2021, contributions of $125 million were made across four of Xcel Energy’s pension plans, of which $33 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2021.

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

In such cases, there is considerable uncertainty regarding the timing or ultimate resolution, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on NSP-Minnesota’s consolidated financial statements. Legal fees are generally expensed as incurred.
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
Westmoreland Arbitration — In November 2014, insurers of the Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged $36 million of business losses due to a turbine failure at Sherco Unit 3. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards.
NSP-Minnesota denies the claims asserted by the Westmoreland insurers and believes it properly stopped the supply of coal based upon the force majeure provision. A final hearing has been scheduled for October 2022. The parties are also required to participate in mediation, which has been scheduled for Nov. 15, 2021. At this stage of the proceeding, a reasonable estimate of damages or range of damages cannot be determined.
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
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit. A hearing is expected in the fourth quarter of 2021 with a decision anticipated in the first half of 2022.
FERC NOPR on ROE Incentive Adders — In April 2021, the FERC issued a NOPR proposing to limit collection of ROE incentive adders for RTO membership to the first three years after an entity begins participation in an RTO. If adopted as a final rule, NSP-Minnesota would prospectively discontinue charging their current 50 basis point ROE incentive adders. Amounts related to a discontinuance of the adder would ultimately be offset by an increase in retail rates, subject to future rate cases.
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
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$17	$20
Other operating leases (a)	1	2
Total operating lease expense (b)	$18	$22
(a)Includes immaterial short-term lease expense for 2021 and 2020.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$53	$63
Other operating leases (a)	6	7
Total operating lease expense (b)	$59	$70
(a)Includes short-term lease expense of $1 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of Sept. 30, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$437	$75	$512
Interest component of obligation	(35)	(12)	(47)
Present value of minimum obligation	$402	$63	465
Less current portion			(93)
Noncurrent operating lease liabilities			$372
VIEs
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at both Sept. 30, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. NSP-Minnesota concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended Sept. 30, 2021 and 2020:

	Three Months Ended Sept. 30, 2021			Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(18)	$(3)	$(21)	$(19)	$(3)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives, net of taxes of $—, $—, $— and $—, respectively (a)	—	—	—	—	—	—
Accumulated other comprehensive loss at Sept. 30	$(18)	$(3)	$(21)	$(19)	$(3)	$(22)

	Nine Months Ended Sept. 30, 2021			Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19)	$(3)	$(22)	$(20)	$(3)	$(23)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives, net of taxes of $—, $—, $— and $—, respectively (a)	1	—	1	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(18)	$(3)	$(21)	$(19)	$(3)	$(22)
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
NSP-Minnesota’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues (a)	$1,477	$1,331
Net income	245	250
Regulated Natural Gas
Operating revenues — external (b)	$70	$48
Intersegment revenue	1	—
Total revenues	$71	$48
Net loss	(2)	(9)
All Other
Total revenues	$10	$9
Net income	5	5
Consolidated Total
Total revenues (a)(b)	$1,558	$1,388
Reconciling eliminations	(1)	—
Total operating revenues	$1,557	$1,388
Net income	248	246
(a)    Operating revenues include $127 million and $115 million of affiliate electric revenue for the three months ended Sept. 30, 2021 and 2020.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2021 and 2020.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Regulated Electric
Operating revenues — external (a)	$3,842	$3,461
Intersegment revenue	—	1
Total revenues	$3,842	$3,462
Net income	464	450
Regulated Natural Gas
Operating revenues — external (b)	$353	$329
Intersegment revenue	1	—
Total revenues	$354	$329
Net income	18	14
All Other
Total operating revenues	$29	$28
Net income	7	7
Consolidated Total
Total revenues (a)(b)	$4,225	$3,819
Reconciling eliminations	(1)	(1)
Total operating revenues	$4,224	$3,818
Net income	489	471
(a)    Operating revenues include $373 million and $330 million of affiliate electric revenue for the nine months ended Sept. 30, 2021 and 2020.
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
Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that adjusts measures calculated and presented in accordance with GAAP. NSP-Minnesota’s management uses non-GAAP measures for financial planning and analysis, for reporting of results to the Board of Directors, in determining performance-based compensation, and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.

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

Results of Operations
NSP-Minnesota’s net income was approximately $489 million for the nine months ended Sept. 30, 2021 compared with approximately $471 million for the prior year. The increase in year-to-date earnings reflects higher electric margin (regulatory outcomes to primarily recover capital investments), partially offset by increased depreciation and O&M expenses.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations generally have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs that are generated in a particular period.
Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Electric revenues	$3,842	$3,461
Electric fuel and purchased power	(1,494)	(1,225)
Electric margin	$2,348	$2,236
Changes in electric margin:

(Millions of Dollars)	Nine Months Ended Sept. 30, 2021 vs. 2020
Non-fuel riders	$104
Conservation program revenues (offset in expense)	15
Interchange agreement billings with NSP-Wisconsin	15
Proprietary commodity trading, net of sharing (a)	24
PTCs flowed back to customers (offset by lower ETR)	(40)
Other (net)	(6)
Total increase in electric margin	$112
(a)Includes $12 million of net gains previously recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri. Additional amounts are primarily related to long-term physical generation contracts, which have increased in value as a result of higher energy prices.
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas generally have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Natural gas revenues	$353	$329
Cost of natural gas sold and transported	(187)	(170)
Natural gas margin	$166	$159
Changes in natural gas margin:

(Millions of Dollars)	Nine Months Ended Sept. 30, 2021 vs. 2020
Infrastructure and integrity riders	$4
Other (net)	3
Total increase in natural gas margin	$7
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $74 million, or 12.0% year-to-date. The increase was primarily driven by several wind farms going into service, as well as normal system expansion.
Income Taxes — Income tax benefit increased $19 million year-to-date. The increase was primarily driven by increased wind PTCs partially offset by a carryback tax benefit in 2020. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.
See Note 6 to the consolidated financial statements for further information.

Other
Winter Storm Uri
In February 2021, the United States experienced Winter Storm Uri. Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. As a result of the extremely high market prices, NSP-Minnesota incurred net natural gas, fuel and purchased energy costs of approximately $230 million (largely deferred as regulatory assets) in the first quarter.
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

Proceedings initiated:

Jurisdiction	Regulatory Status
Minnesota	NSP-Minnesota filed with the MPUC seeking recovery of $215 million in incremental costs from natural gas customers. The DOC recommended disallowances of $21 million related to the utilization of natural gas storage. The OAG recommended disallowances of $34 million based on: (1) utilization of natural gas storage; (2) failure to enter fixed-price contracts; (3) failure to maximize curtailments to interruptible customers; and (4) inadequate conservation efforts to reduce demand. In addition, intervenors raised questions about peaking plant availability.

In August 2021, the MPUC allowed the utilities to start recovery of all Uri storm costs starting in September 2021 over 27 months (no financing charge). The cost recovery will be subject to refund pending the outcome of a contested case before an ALJ that will consider the DOC/OAG recommendations and issues related to the peaking plants. A decision is expected in the summer of 2022.
South Dakota	Winter Storm Uri had no impact on South Dakota electric costs as NSP-Minnesota was a net seller in the electric market.
North Dakota	In June, the NDPSC approved recovery of $32 million in natural gas costs over 15 months (starting July 2021) with no financing charge.
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
Rates are designed to recover plant investment, operating costs and an allowed return on investment. NSP-Minnesota requests changes in utility rates through commission filings. Changes in operating costs can affect NSP-Minnesota’s financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts, and the cost of capital.
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Minnesota’s results of operations.
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 and in Item 2 of NSP-Minnesota’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 TCR Electric Rider	$82	November 2019	Pending
2021 GUIC Natural Gas Rider	27	October 2020	Pending
2021 RES Electric Rider	189	November 2020	Pending
2020 North Dakota Electric Rate Case	19	November 2020	Received
2021 North Dakota Natural Gas Rate Case	7	September 2021	Pending
2022 Minnesota Electric Rate Case	677	October 2021	Pending
2022 Minnesota Natural Gas Rate Case	TBD	November 2021	Pending
Additional Information:
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
2020 North Dakota Electric Rate Case — In November 2020, NSP-Minnesota filed a rate case with the NDPSC seeking a rate increase of $19 million based on a ROE of 10.2%, an equity ratio of 52.5% and rate base of $677 million.
In August 2021, the NDPSC approved a settlement between NSP-Minnesota and various parties, which includes the following, effective Jan. 1, 2021:
•Base revenue increase of $7 million.
•ROE of 9.5%.
•Equity ratio of 52.5%.
•Deferral of advanced grid intelligence and security initiative capital and O&M expenses.
•An earnings cap mechanism, which would return to customers 100% of earnings equal to or in excess of 9.75% ROE, effective until the next rate case.
2021 North Dakota Natural Gas Rate Case — In September 2021, NSP-Minnesota filed a request with the NDPSC for a natural gas rate increase of $7 million, or 10.49%. The filing based on a requested ROE of 10.5%, an equity ratio of 52.54%, a 2022 forecast test year and a rate base of approximately $140 million. NSP-Minnesota requested interim rates, subject to refund, of $7 million to be implemented on Nov. 1, 2021.
2022 Minnesota Electric Rate Case — On Oct. 25, 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC. The request is driven by ongoing investments in carbon free electrical generation, distribution and transmission infrastructure. The rate case is based on a requested ROE of 10.2% and a 52.50% equity ratio.

The request is detailed as follows:

(Amounts in Millions, Except Percentages)	2022	2023	2024	Total
Rate request	$396	$150	$131	$677
Increase percentage	12.2%	4.8%	4.2%	21.2%
Rate base	$10,931	$11,446	$11,918	N/A
In addition, NSP-Minnesota requested interim rates, subject to refund, of $288 million to be implemented in January 2022 and an incremental $135 million to be implemented in January 2023. To mitigate the interim increase, NSP-Minnesota also proposed to continue a sales true-up for all customer classes in both 2022 and 2023. This would result in interim rates, subject to refund, of $190 million to be implemented in January 2022 and an incremental $116 million to be implemented in January 2023. A final MPUC decision on the rate case is anticipated in the second quarter of 2023.
2022 Minnesota Natural Gas Rate Case — NSP-Minnesota plans to file a request with the MPUC for an annual natural gas rate case in November 2021. As part of the request, NSP-Minnesota plans to file an option for a one-year stay-out alternative.
Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034.
In June 2021, NSP-Minnesota filed an alternative plan that would be expected to reduce carbon emissions 85% by 2030 and has a lower projected cost than either of the previously submitted plans. The alternative plan includes the following:
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
•In April 2021, NSP-Minnesota proposed to add 460 MWs of solar facilities at the Sherco site with an incremental investment of approximately $575 million. A MPUC decision is expected in early 2022.
•In June 2021, the MPUC approved NSP-Minnesota’s proposal to acquire a 120 MW repowered wind farm from ALLETE for $210 million.
•The MPUC is also considering NSP-Minnesota’s revised proposal to provide $40 million of incremental electric vehicle rebates.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 10 to the consolidated financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 for further information. The circumstances set forth in Nuclear Power Operations included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2020, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
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

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. If the new rules require additional investment, NSP-Minnesota believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

Emerging Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention by environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our operations, financial condition or cash flows. NSP-Minnesota will continue to monitor these regulatory developments and their potential impact on its operations.

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

Northern States Power Company (a Minnesota corporation)

October 28, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)