Form 10-K
period 2021-12-31
NORTHERN STATES POWER CO
filed 2022-02-23
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

001-31387
(Commission File Number)

Northern States Power Company
(Exact name of registrant as specified in its charter)

Minnesota			41-1967505
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)

414 Nicollet Mall	Minneapolis	Minnesota	55401
(Address of Principal Executive Offices)			(Zip Code)

(612)	330-5500
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 23, 2022, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 5, 2022. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

Item l — Business
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
DSM	Demand side management
FCA	Fuel clause adjustment
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CON	Certificate of Need
COVID-19	Novel coronavirus

CWA	Clean Water Act
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
ELG	Effluent limitations guidelines
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
IPP	Independent power producing entity
ISO	Independent System Operators
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
OAG	Minnesota Office of the Attorney General
PFAS	Per- and PolyFluoroAlkyl Substances
PI	Prairie Island nuclear generating plant
PPA	Purchased power agreement
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VaR	Value at Risk
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 (including risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies of government restrictions, and sales volatility; operational safety, including our nuclear generation facilities; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Code of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

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

Natural gas customers	0.5 million
Total assets	$22.8 billion
Rate Base (estimated)	$13.7 billion
ROE (net income / average stockholder's equity)	8.45%
Electric generating capacity	8,628 MW
Gas storage capacity	17.1 Bcf
Electric transmission lines (conductor miles)	34,155 miles
Electric distribution lines (conductor miles)	81,406 miles
Natural gas transmission lines	85 miles
Natural gas distribution lines	10,741 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Minnesota had electric sales volume of 45,269 (millions of KWh), 1.5 million customers and electric revenues of $5,094 (millions of dollars) for 2021.

Retail Sales/Revenue Statistics (a)

	2021		2020
KWH sales per retail customer	21,644		21,440
Revenue per retail customer	$2,507		$2,306
Residential revenue per KWh	13.7	¢	13.36	¢
Large C&I revenue per KWh	8.96	¢	7.93	¢
Small C&I revenue per KWh	11.34	¢	10.24	¢
Total retail revenue per KWh	11.58	¢	10.76	¢
(a) See Note 6 to the consolidated financial statements for further information.
Owned and Purchased Energy Generation — 2021
Electric Energy Sources
Total electric energy generation by source (including energy market purchases) for the year ended Dec. 31, 2021:

*Distributed generation from the Solar*Rewards® program is not included (approximately 34 million KWh for 2021).

Carbon–Free — NSP System
The NSP System’s carbon–free energy portfolio includes nuclear, wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Carbon–free energy as a percentage of total energy for 2021:
* Includes biomass and hydroelectric
Wind
Owned — Owned and operated wind farms with corresponding capacity:

2021		2020
Wind Farms	Capacity (a)	Wind Farms	Capacity (b)
14	2,031 MW	11	1,540 MW
(a)Summer 2021 net dependable capacity.
(b)Summer 2020 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2021		2020
PPAs	Range	PPAs	Range
128	1 MW — 206 MW	129	1 MW — 206 MW
Capacity — Wind capacity:

2021	2020
3,997 MW	3,348 MW

Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

2021	2020
$25	$23
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

2021	2020
$37	$38
Wind Development
The NSP System placed approximately 500 MW of owned wind and approximately 255 MW of PPAs into service during 2021:

Project	Capacity (MW)
Blazing Star 2	200 (a)(b)
Freeborn	200 (a)(b)
Mower	91 (a)(b)
PPA	~255 (c)
(a)Summer 2021 net dependable capacity.
(b)Values disclosed are the maximum generation levels for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).
(c)Based on contracted capacity.
The NSP System currently has approximately 1,050 MW of owned wind under development or being repowered. In addition, the NSP System expects to add approximately 200 MW of planned PPAs.

Project	Capacity (MW)	Estimated Completion
Northern Wind	100	2022
Nobles	200	2022
Dakota Range	300	2022 (a)
Grand Meadow	100	2023
Border Winds	150	2025
Pleasant Valley	200	2025
Various PPAs	~200	2022
(a) Placed in service in January 2022.
Solar
Solar PPA(s):

Type	Capacity (MW)
Distributed Generation	994
Utility-Scale	268
Total	1,262
Average Cost (PPAs) — Average cost per MWh of solar energy under existing PPAs:

2021	2020
$90	$90
Solar Development
In June 2021, the PSCW approved NSP-Wisconsin’s request to purchase the 74 MW Western Mustang build-own-transfer solar facility for approximately $100 million. Also, as part of the Minnesota Recovery and Relief Recovery docket, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an incremental investment of approximately $575 million. An MPUC decision is expected by the third quarter of 2022.
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2021 net summer dependable capacity. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost
Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements:

	Nuclear
	Cost	Percent
2021	$0.77	46%
2020	0.80	51
Other
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel — NSP System
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
The NSP System owns and operates coal units with approximately 2,400 MW of total 2021 net summer dependable capacity.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2023	Sherco 2	682
2026	Sherco 1	680
2028	A.S. King	511
2030	Sherco 3	517 (a)
(a)    Based on the NSP System’s ownership interest.
Coal Fuel Cost
Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements:

	Coal (a)
	Cost	Percent
2021	$1.60	39%
2020	1.97	31
(a)    Includes refuse-derived fuel and wood.
Natural Gas
The NSP System has eight natural gas plants with approximately 2,800 MW of total 2021 net summer dependable capacity.
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

Natural Gas Cost
Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements:

	Natural Gas
	Cost	Percent
2021 (a)	$4.98	15%
2020	2.67	17
(a)Reflective of Winter Storm Uri.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2021		2020
8,837	June 9	8,571	July 8
Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. NSP-Minnesota owns more than 34,000 conductor miles of transmission lines across its service territory.
Transmission projects completed in 2021 include:

Project	Miles	Size (KV)
Hibbing Taconite Relocation	3	500
Huntley - Wilmarth	50	345
Helena Scott County	16	345
Centerville to Lincoln County	14	69
Notable upcoming projects:

Project	Miles	Size (KV)	Completion Date
Baytown to Long Lake	9	115	2022
Bird Island - Atwater - Big Swan	68	69	2022
Pipestone - Tracy	46	69	2022
Line Rebuild - Central	24	69	2022
West St. Cloud to Millwood Tap	24	69	2022
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. NSP-Minnesota has a vast distribution network, owning and operating approximately 81,000 conductor miles of distribution lines across our service territory. To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure.
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Minnesota had natural gas deliveries of 94,802 (thousands of MMBtu), 0.5 million customers and natural gas revenues of $623 (millions of dollars) for 2021.

Sales/Revenue Statistics (a)

	2021	2020
MMBtu sales per retail customer	149	159
Revenue per retail customer	$1,121	$902
Residential revenue per MMBtu	8.56	6.66
C&I revenue per MMBtu	6.53	4.69
Transportation and other revenue per MMBtu	1.29	0.97
(a) See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2021		2020
MMBtu	Date (a)	MMBtu	Date
899,133	Feb. 11	871,921	Jan. 16
(a)Reflective of Winter Storm Uri.

Natural Gas Supply and Costs
NSP-Minnesota seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption and financial risks and economical rates. In addition, NSP-Minnesota conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2021 (a)	2020
$7.48	$3.32
(a)Reflective of Winter Storm Uri.
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
FERC Order No. 1000 established competition for ownership of certain new electric transmission facilities under Federal regulations. Some states have state laws that allow the incumbent a Right of First Refusal to own these transmission facilities.
FERC Order 2222 requires that RTO and ISO markets allow participation of aggregations of distributed energy resources. This order is expected to incentivize distributed energy resource adoption, however implementation is expected to vary by RTO/ISO and the near, medium, and long-term impacts of Order 2222 remain unclear.
NSP-Minnesota has franchise agreements with cities subject to periodic renewal; however, a city could seek alternative means to access electric power or gas, such as municipalization. No municipalization activities are occurring presently.
While facing these challenges, NSP-Minnesota believes its rates and services are competitive with alternatives currently available.

Governmental Regulations
Public Utility Regulation
See Item 7 for discussion of public utility regulation.
Environmental Regulation
Our facilities are regulated by federal and state agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid and hazardous wastes or substances. Certain NSP-Minnesota activities require registrations, permits, licenses, inspections and approvals from these agencies. NSP-Minnesota has received necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Our facilities strive to operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine what additional facilities or modifications of existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of MGP and other sites.
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
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for GHG reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. However, the Court of Appeals decision is now before the U.S. Supreme Court, where the Court is expected to rule on the nature and extent of the EPA’s GHG regulatory authority. If any new rules require additional investment, NSP-Minnesota believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices. NSP-Minnesota seeks to address climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner.
Emerging Environmental Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention from environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our operations, financial condition or cash flows. NSP-Minnesota will continue to monitor these regulatory developments and their potential impact on its operations.

Other
Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state laws that regulate the protection of worker health and safety. In addition, the Company is subject to other government regulations impacting such matters as labor, competition, data privacy, etc. Based on information to date and because our policies and business practices are designed to comply with all applicable laws, we do not believe the effects of compliance on our operations, financial condition or cash flows are material.

Employees
As of Dec. 31, 2021, NSP-Minnesota had 3,083 full-time employees and five part-time employees, of which 2,020 were covered under collective-bargaining agreements.

ITEM 1A — RISK FACTORS
Xcel Energy, which includes NSP-Minnesota, is subject to a variety of risks, many of which are beyond our control. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. These risks should be carefully considered together with the other information set forth in this report and future reports that Xcel Energy files with the SEC. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, financial condition, results of operations or cash flows in the future.
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
The oversight, management and mitigation of risk is an integral and continuous part of the Board of Directors’ governance of NSP-Minnesota. Processes are in place to ensure appropriate risk oversight, as well as identification and consideration of new risks.
Operational Risks
Our natural gas and electric generation/transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.
Our natural gas transmission and distribution activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems. Our electric generation, transmission and distribution activities include inherent hazards and operating risks such as contact, fire and outages. These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses to employees, third-party contractors, customers or the public. We maintain insurance against most, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows as well as potential loss of reputation.
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
In addition, the long-term nature of both our planning and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. Higher electric demand may require us to adopt new technologies and make significant transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We are subject to longer-term availability of inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utilities are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers who, in turn, source components from their suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact project plans. Such impacts could include timing of projects, including potential for project cancellation. Failure to adhere to project budgets and timelines could adversely impact our results of operations, financial condition or cash flows.
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
Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing, NSP-Minnesota is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, NSP-Minnesota cannot fully assure that its controls will be effective against all potential risks, including, without limitation, employee misconduct. If such programs and procedures are not effective, NSP-Minnesota’s results of operations, financial condition or cash flows could be materially impacted.

Failure to attract and retain a qualified workforce could have an adverse effect on operations.
In 2021, the competition for talent has become increasingly intense as a result of the ongoing “great resignation”, and we may experience increased employee turnover due to this tightening labor market. In addition, specialized knowledge is required of our technical employees for construction and operation of transmission, generation and distribution assets, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, our reputation and could introduce financial risk or risks of fines.
Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or other misconduct. All employees and members of the Board of Directors are subject to comply with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to comply with our supplier Code of Conduct. NSP-Minnesota does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
We have historically paid quarterly dividends to Xcel Energy Inc. In 2021, 2020 and 2019 we paid $431 million, $408 million and $467 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for NSP-Minnesota is imposed by our state regulatory commissions. State regulatory commissions indirectly limit the amount of dividends NSP-Minnesota can pay to Xcel Energy Inc., by requiring a minimum equity-to-total capitalization ratio.
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
We cannot be assured that our current credit ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs or lower proceeds from equity issuances. It could also impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade.
We are subject to capital market and interest rate risks.
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing short-term commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates or lower proceeds from equity issuances. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.
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
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
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
As of Dec. 31, 2021, Xcel Energy Inc. and its utility subsidiaries had approximately $21.8 billion of long-term debt and $1.6 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2021, Xcel Energy had guarantees outstanding with a $1 million maximum stated amount and immaterial exposure. Xcel Energy also had additional guarantees of $59 million at Dec. 31, 2021 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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
NSP-Minnesota collects estimated federal, state and local tax payments through their regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value/availability of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
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
The global outbreak of COVID-19 continues to impact countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding the pandemic; the duration and magnitude of business restrictions (domestically and globally); the potential shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; re-shutdowns, if any, and the level and pace of economic recovery.
NSP-Minnesota has experienced and may continue to experience sales volatility and shifts between residential and C&I sales as a result of COVID-19. NSP-Minnesota has historically had a sales true-up mechanism for all electric customer classes which has ended in 2021. We are requesting implementation of a new sales true-up mechanism for 2022 - 2024. These mechanisms mitigate the impact of changes to sales levels as compared to a baseline.
Although the financial impact of the pandemic on our financial results has largely been mitigated, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic. The impact of COVID-19 may exacerbate other risks discussed herein, which could have a material effect on us. The situation is evolving and additional impacts may arise.
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

NSP-Minnesota participates in GridEx, which is the largest grid security exercise in North America. These efforts, led by the NERC, test and further develop the coordination, threat sharing, and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid.
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
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operation. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or causing the release of customer information, all of which would likely receive state and federal regulatory scrutiny and could expose us to liability.
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
Our supply chain for procurement of digital equipment and services may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. Cyber security incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
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
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. In April 2021, ahead of the United Nations Climate Change Conference in Glasgow, the Biden Administration committed the U.S. to a Nationally Determined Contribution of 50-52% net GHG emissions reduction economy-wide from 2005 levels. This commitment and other agreements made in Glasgow could result in future additional GHG reductions in the United States. In addition, the Biden Administration has announced plans to implement new climate change programs, including potential regulation of GHG emissions targeting the utility industry.
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
The continued use of natural gas for both power generation and gas distribution have increasingly become a public policy advocacy target. These efforts may result in a limitation of natural gas as an energy source for both power generation and heating, which could impact our ability to reliably and affordably serve our customers.
In recent years, there have been various local and state agency proposals within and outside our service territories that would attempt to restrict the use and availability of natural gas. If such policies were to prevail, we may be forced to make new resource investment decisions which could potentially result in stranded costs if we are not able to fully recover costs and investments and impact the overall reliability of our service..
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
We have committed to a number of long-term climate change goals, which in part are dependent on future technologies not currently in existence. Given the long-term nature of these goals, there is an inherent uncertainty due to internal and external factors regarding our ability to achieve our stated climate change goals. To the extent climate change goals are not met, this could negatively impact our reputation and potentially result in financial risk.
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
While we carry liability insurance, given an extreme event, if NSP-Minnesota was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants and increase the cost for energy. Adverse events may result in increased insurance costs and/or decreased insurance availability We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2021	Fuel	Installed	MW (a)
Steam:
A.S. King-Bayport, MN, 1 Unit (f)	Coal	1968	511
Sherco-Becker, MN (e)
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682
Unit 3	Coal	1987	517	(b)
Monticello, MN, 1 Unit	Nuclear	1971	617
PI-Welch, MN
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/Refuse	Various	36	(c)
Combustion Turbine:
Angus Anson-Sioux Falls, SD, 3 Units	Natural Gas	1994 - 2005	327
Black Dog-Burnsville, MN, 3 Units	Natural Gas	1987 - 2018	494
Blue Lake-Shakopee, MN, 6 Units	Natural Gas	1974 - 2005	447
High Bridge-St. Paul, MN, 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, MN, 6 Units	Natural Gas	1972	252
Riverside-Minneapolis, MN, 3 Units	Natural Gas	2009	454
Various locations, 7 Units	Natural Gas	Various	10
Wind:
Blazing Star 1-Lincoln County, MN, 100 Units	Wind	2020	200	(d)
Blazing Star 2-Lincoln County, MN, 100 Units	Wind	2021	200	(d)
Border-Rolette County, ND, 75 Units	Wind	2015	148	(d)
Community Wind North-Lincoln County, MN, 12 Units	Wind	2020	26	(d)
Courtenay Wind-Stutsman County, ND, 100 Units	Wind	2016	190	(d)
Crowned Ridge 2-Grant County, SD, 88 Units	Wind	2020	192	(d)
Foxtail-Dickey County, ND, 75 Units	Wind	2019	150	(d)
Freeborn-Freeborn County, MN, 100 Units	Wind	2021	200	(d)
Grand Meadow-Mower County, MN, 67 Units	Wind	2008	99	(d)
Jeffers-Cottonwood County, MN, 20 Units	Wind	2020	43	(d)
Lake Benton-Pipestone County, MN, 44 Units	Wind	2019	99	(d)
Mower-Mower County, MN, 43 Units	Wind	2021	91	(d)
Nobles-Nobles County, MN, 134 Units	Wind	2010	197	(d)
Pleasant Valley-Mower County, MN, 100 Units	Wind	2015	196	(d)
		Total	8,628
(a)Summer 2021 net dependable capacity.
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
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2021:

Conductor Miles
Transmission
500 KV	2,915
345 KV	13,570
230 KV	2,300
161 KV	640
115 KV	8,086
Less than 115 KV	6,644
Total Transmission	34,155

Distribution
Less than 115 KV	81,406

Total	115,561
NSP-Minnesota had 354 electric utility transmission and distribution substations at Dec. 31, 2021.
Natural gas utility mains at Dec. 31, 2021:

Miles
Transmission	85
Distribution	10,741

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2021 and 2020 were as follows:

(Millions of Dollars)	2021	2020
First quarter	$109	$100
Second quarter	107	105
Third quarter	109	109
Fourth quarter	96	106

ITEM 6 — [RESERVED]

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Discussion of financial condition and liquidity for NSP-Minnesota is omitted per conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in General Instruction I(2)(a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP.
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
We use these non-GAAP financial measures to evaluate and provide details of NSP-Minnesota’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Minnesota. For the years ended Dec. 31, 2021 and 2020, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2021 Comparison with 2020
NSP-Minnesota’s net income was approximately $606 million for 2021, compared with approximately $591 million for 2020. The increase in earnings primarily reflects capital investment recovery offset by additional depreciation and interest charges.
Electric Margin
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations generally have minimal impact on earnings impact due to fuel recovery mechanisms. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2021	2020
Electric revenues	$5,094	$4,571
Electric fuel and purchased power	(2,042)	(1,626)
Electric margin	$3,052	$2,945
Changes in Electric Margin

(Millions of Dollars)	2021 vs. 2020
Non-fuel riders	$118
Conservation program revenues (offset in expense)	24
Proprietary commodity trading, net of sharing (a)	20
Interchange agreement billings with NSP-Wisconsin	18
PTCs flowed back to customers (offset by lower ETR)	(60)
Wholesale transmission revenue (net)	(21)
Other (net)	8
Total increase in electric margin	$107
(a)Includes $12 million of net gains recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri. Additional amounts are primarily related to long-term physical generation contracts, which have increased in value as a result of higher energy prices.
Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas generally have minimal earnings impact due to cost recovery mechanisms.

Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2021	2020
Natural gas revenues	$623	$493
Cost of natural gas sold and transported	(385)	(263)
Natural gas margin	$238	$230
Changes in Natural Gas Margin

(Millions of Dollars)	2021 vs. 2020
Infrastructure and integrity riders	$7
Estimated impact of weather	(2)
Other (net)	3
Total increase in natural gas margin	$8
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $101 million for 2021. The increase was primarily driven by several wind farms going into service, as well as normal system expansion.
Interest Charges — Interest charges increased $22 million year-to-date. The increase was largely due to higher debt levels to fund capital investments, partially offset by lower long-term and short-term interest rates.
Income Taxes — Income tax benefit increased $42 million for 2021. The increase was primarily driven by increased wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.

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
Regulatory Overview — NSP-Minnesota has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, NSP-Minnesota has deferred February 2021 cost increases for future recovery and sought recovery of the cost increases over a period of up to 63 months to mitigate the impact to customer bills. Additionally, we did not request recovery of financing costs in order to further limit the impact to our customers.
Proceedings initiated:

Jurisdiction	Regulatory Status
Minnesota	NSP-Minnesota filed with the MPUC seeking recovery of $215 million in incremental costs from natural gas customers. In August 2021, the MPUC allowed recovery of $179 million of costs deemed to be extraordinary beginning in September 2021 over 27 months (no financing charge) and $36 million of ordinary costs over 12 months through the monthly Purchased Gas Adjustment. The $179 million in extraordinary cost recovery is subject to refund pending the outcome of a contested case before an ALJ.

In December 2021, the MPUC approved extending recovery of Winter Storm Uri costs for the residential class (approximately $97 million) from a 27-month recovery period to a 63-month recovery period. New residential Winter Storm Uri rates were effective Jan. 1, 2022.

In December 2021, direct testimony was received from intervenors. The DOC recommended a $127 million disallowance based on allegations including peaking plant usage, load forecasting, natural gas supply/storage and related purchases. Alternatively, the DOC recommended a $42 million disallowance if NSP-Minnesota proves it prudently managed its peaking plants. The OAG recommended a disallowance of $179 million based on allegations that NSP-Minnesota could have fully hedged its exposure to spot market prices. Alternatively, the OAG recommended a $25 million disallowance based on allegations related to specific hedges allegedly available in the market during February 2021. The CUB recommended a $69 million disallowance based on allegations related to the unavailability of NSP-Minnesota’s peaking plants, inaccuracy of load forecasting and inadequate curtailment of interruptible customers.

Xcel Energy strongly disagrees with the recommendations of the DOC, OAG and CUB and believes that it acted prudently and according to MPUC approved procedures for the best interest of its customers and stakeholders. NSP-Minnesota intends to file rebuttal testimony in January 2022. A hearing before the ALJs assigned to the matter is scheduled for Feb. 17-23, 2022. An MPUC decision is expected in the summer of 2022.

See Rate Matters and Other within Note 10 to the consolidated financial statements for further information.
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
Pipeline safety compliance.

South Dakota Public Utilities Commission
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

DOT	Pipeline safety compliance.
Minnesota Office of Pipeline Safety	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
CIP Rider (a)	Recovers costs of conservation and DSM programs in Minnesota.
Environmental Improvement Rider	Recovers costs of environmental improvement projects in Minnesota.
Renewable Development Fund	Allocates money collected from customers to support research and development of emerging renewable energy projects and technologies in Minnesota.
RES	Recovers cost of renewable generation in Minnesota.
Renewable Energy Rider	Recovers cost of renewable generation in North Dakota.
State Energy Policy Rider	Recovers costs related to various energy policies approved by the Minnesota legislature.
TCR	Recovers costs for investments in electric transmission and distribution grid modernization.
Infrastructure Rider	Recovers costs for investments in generation and incremental property taxes in South Dakota.
FCA (b)
Minnesota, North Dakota and South Dakota include a FCA for monthly billing adjustments to recover changes in prudently incurred costs of fuel related items and purchased energy. Capacity costs are recovered through base rates and are not recovered through the FCA. MISO costs are generally recovered through either the FCA or base rates.

Purchased Gas Adjustment	Provides for prospective monthly rate adjustments for costs of purchased natural gas, transportation and storage service. Includes a true-up process for difference between projected and actual costs.
GUIC Rider
Recovers costs for transmission and distribution pipeline integrity management programs, including funding for pipeline assessments, deferred costs for sewer separation and pipeline integrity management programs in Minnesota.

Sales True-up
In February 2022, NSP-Minnesota filed the 2021 sales true-up compliance report, resulting in a total surcharge of $59 million. An MPUC ruling is anticipated in the second quarter of 2022. In their current rate case, NSP-Minnesota has proposed a sales true-up mechanism for 2022 and beyond that would operate similarly to the 2021 sales true-up. Under the stay-out petition, 2021 NSP-Minnesota jurisdictional earnings was capped at a 9.06% ROE. Any excess earnings are required to be refunded to customers.

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
Pending and Recently Concluded Regulatory Proceedings
2022 Minnesota Natural Gas Rate Case — In November 2021, NSP-Minnesota filed a request with the MPUC for an annual natural gas rate increase of $36 million, or 6.6%. The filing is based on a 2022 forecast test year and includes a requested ROE of 10.5%, rate base of $934 million and an equity ratio of 52.50%.
In December 2021, the MPUC approved the requested interim rates of $25 million, subject to refund, beginning on Jan. 1, 2022.
The next steps in the procedural schedule are expected to be as follows:
•Intervenor testimony: Aug. 30, 2022
•Rebuttal testimony: Oct. 4, 2022
•Public hearing: Nov. 1-4, 2022
•ALJ Report: Feb. 6, 2023
•MPUC Order: April 26, 2023

2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC. The rate case is based on a requested ROE of 10.2%, a 52.50% equity ratio and forward test years.
The request is detailed as follows:

(Amounts in Millions, Except Percentages)	2022	2023	2024	Total
Rate request	$396	$150	$131	$677
Increase percentage	12.2%	4.8%	4.2%	21.2%
Rate base	$10,931	$11,446	$11,918	N/A
In addition, NSP-Minnesota requested interim rates, subject to refund, of $288 million to be implemented in January 2022 and an incremental $135 million to be implemented in January 2023. In December 2021, the MPUC approved rates of $247 million to begin on Jan. 1, 2022. The adjusted level reflects exigent circumstances from the COVID-19 pandemic.
The next steps in the procedural schedule are expected to be as follows:
•Intervenor testimony: Oct. 3, 2022
•Rebuttal testimony: Nov. 8, 2022
•Public hearing: Dec. 13-16, 2022
•ALJ Report: March 31, 2023
•MPUC Order: June 30, 2023
2021 North Dakota Natural Gas Rate Case — In September 2021, NSP-Minnesota filed a request with the NDPSC for a natural gas rate increase of $7 million, or 10.49%. The filing is based on a requested ROE of 10.5%, an equity ratio of 52.54%, a 2022 forecast test year and a rate base of approximately $140 million. Interim rates of $7 million, subject to refund, were implemented on Nov. 1, 2021. An NDPSC decision is expected in early fall 2022.
The next steps in the procedural schedule are expected to be as follows:
•Intervenor testimony: March 1, 2022
•Rebuttal testimony: April 1, 2022
•Hearings: June 1-3, 2022
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
•In April 2021, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an incremental investment of approximately $575 million. An MPUC decision is expected by the third quarter of 2022.
•In June 2021, the MPUC approved NSP-Minnesota’s proposal to acquire a repowered wind farm from ALLETE, Inc.
•The MPUC is also considering NSP-Minnesota’s revised proposal to provide $40 million of incremental electric vehicle rebates.
Minnesota Resource Plan — In July 2019, NSP-Minnesota filed its Minnesota resource plan, which runs through 2034.
On Feb. 8, 2022, the MPUC approved the following:
•10-year extension for the Monticello nuclear facility.
•Retirement of the A.S. King plant in 2028 and Sherco 3 in 2030.
•NSP-Minnesota ownership of Sherco and A.S. King gen-tie lines plus additional renewable resources on the lines up to its current interconnection rights (2,000 MW for Sherco and 600 MW for A.S. King).
•The need for 2,150 MW of new wind and 2,500 MW of new solar by 2032, as well as additional renewable generation of 1,100 MW beyond 2032.
•Recognition of the need for 800 MW of additional firm dispatchable resources between 2027 and 2029. The dispatchable generation will need to be approved through a CON process.
The next Minnesota resource plan is due on Feb. 1, 2024.
2022 RES Electric Rider — In November 2021, NSP-Minnesota filed the RES Rider. The requested amount of $264 million includes a true-up (2020 and 2021 riders) of $154 million and the 2022 requested amount of $110 million. The filing included a ROE of 9.06%. An MPUC decision is pending.
2021 RES Electric Rider — In November 2020, NSP-Minnesota filed the RES Rider. The requested amount of $189 million includes a true-up (2019 and 2020 riders) of $96 million and the 2021 requested amount of $93 million. The filing included a ROE of 9.06%. An MPUC decision is pending.
2022 GUIC Natural Gas Rider — In October 2021, NSP-Minnesota filed the GUIC Rider for an amount of $27 million based on a ROE of 9.04%. An MPUC decision is pending.
2021 GUIC Natural Gas Rider — In October 2020, NSP-Minnesota filed the GUIC Rider for an amount of $27 million based on a ROE of 9.04%. An MPUC decision is pending.
2022 TCR Electric Rider — In November 2021, NSP-Minnesota filed the TCR Rider for an amount of $105 million based on a ROE of 9.06%. An MPUC decision is pending.
2020 TCR Electric Rider — In November 2019, NSP-Minnesota filed the TCR Rider for an amount of $82 million based on a ROE of 9.06%, which was approved by the MPUC in December 2021.

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
Monticello CON — In September 2021, NSP-Minnesota filed an application for a CON for additional spent fuel storage (existing Independent spent fuel storage installation) at the Monticello Nuclear Power Generating Plant. The CON requests sufficient additional spent fuel storage at the existing Independent spent fuel storage installation to allow continued operation of the Monticello Plant until 2040. The filing passed completeness review and has been referred to an ALJ. A decision is expected in late 2023.
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

Fair value of net commodity trading contracts as of Dec. 31, 2021:

	Futures/ Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(4)	$(7)	$—	$(1)	$(12)
NSP-Minnesota (b)	(1)	3	(9)	(8)	(15)
	$(5)	$(4)	$(9)	$(9)	$(27)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$1	$—	$—	$8	$9
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2021	2020
Fair value of commodity trading net contracts outstanding at Jan. 1	$(8)	$(2)
Contracts realized or settled during the period	(58)	(11)
Commodity trading contract additions and changes during the period	48	5
Fair value of commodity trading net contracts outstanding at Dec. 31	$(18)	$(8)
At Dec. 31, 2021, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pretax income from continuing operations by approximately $3 million, whereas a 10% decrease would decrease pretax income from continuing operations by approximately $3 million. At Dec. 31, 2020, a 10% increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $6 million, whereas a 10% decrease would decrease pretax income from continuing operations by approximately $6 million. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2021	$1	$3	$2	$52	$1
2020	1	3	1	2	1
A short-term increase in VaR occurred during the week of Feb. 12, 2021 through Feb. 18, 2021. On Feb. 17, 2021, the portfolio VaR reached a high of $52 million. This increase in VaR was driven by the unprecedented market conditions during Winter Storm Uri. Prior to this widespread weather event, VaR was $1 million and returned to $1 million by Feb. 19, 2021.
Nuclear Fuel Supply — NSP-Minnesota has contracted for approximately 78% of its 2022 enriched nuclear material requirements from sources that could be impacted by sanctions against entities doing business with Iran. Those sanctions may impact the supply of enriched nuclear material supplied from Russia. Long-term, through 2030, NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from these sources. NSP-Minnesota is able to manage nuclear fuel supply with alternate potential sources. NSP-Minnesota periodically assesses if further actions are required to assure a secure supply of enriched nuclear material.
Interest Rate Risk — NSP-Minnesota is subject to interest rate risk. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
A 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact pretax interest expense annually by an immaterial amount in 2021 and 2020, respectively.
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
At Dec. 31, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $28 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $18 million. At Dec. 31, 2020, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $9 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $1 million.

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
Commodity Derivatives — NSP-Minnesota continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. The impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2021.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are recorded as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at Dec. 31, 2021.
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
NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2021, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 23, 2022	Feb. 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Northern States Power Company, a Minnesota corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Minnesota corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant regulatory orders issued by the Commissions for the Company, regulatory statutes, interpretations, procedural schedules and memorandums, filings made by intervenors, experts’ testimony and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. If the full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance. We evaluated the external information and compared to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 23, 2022

We have served as the Company’s auditor since 2002.

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2021	2020	2019
Operating revenues
Electric, non-affiliates	$4,593	$4,131	$4,049
Electric, affiliates	501	440	457
Natural gas	623	493	571
Other	39	37	35
Total operating revenues	5,756	5,101	5,112

Operating expenses
Electric fuel and purchased power	2,042	1,626	1,601
Cost of natural gas sold and transported	385	263	327
Cost of sales — other	23	22	23
Operating and maintenance expenses	1,190	1,191	1,203
Conservation program expenses	144	119	120
Depreciation and amortization	926	825	791
Taxes (other than income taxes)	264	259	260
Total operating expenses	4,974	4,305	4,325

Operating income	782	796	787

Other income (expense), net	4	2	(1)
Allowance for funds used during construction — equity	30	25	25

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $8 and $7, respectively	271	249	233
Allowance for funds used during construction — debt	(13)	(11)	(12)
Total interest charges and financing costs	258	238	221

Income before income taxes	558	585	590
Income tax (benefit) expense	(48)	(6)	47
Net income	$606	$591	$543

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2021	2020	2019
Net income	$606	$591	$543

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $—	2	1	—

Total other comprehensive income	2	1	—
Total comprehensive income	$608	$592	$543

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2021	2020	2019
Operating activities
Net income	$606	$591	$543
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	932	831	798
Nuclear fuel amortization	114	123	119
Deferred income taxes	(36)	(67)	(39)
Allowance for equity funds used during construction	(30)	(25)	(25)
Provision for bad debts	24	24	13
Changes in operating assets and liabilities:
Accounts receivable	(89)	(55)	15
Accrued unbilled revenues	(71)	1	20
Inventories	(22)	(14)	(29)
Other current assets	3	(9)	(3)
Accounts payable	69	(1)	(13)
Net regulatory assets and liabilities	(282)	(87)	(140)
Other current liabilities	(5)	(58)	(12)
Pension and other employee benefit obligations	(41)	(54)	(49)
Other, net	(50)	(8)	(29)
Net cash provided by operating activities	1,122	1,192	1,169

Investing activities
Capital/construction expenditures	(1,866)	(1,901)	(1,417)
Purchase of investment securities	(757)	(1,398)	(995)
Proceeds from the sale of investment securities	743	1,378	975
Investments in utility money pool arrangement	(821)	(718)	(219)
Repayments from utility money pool arrangement	730	718	219
Other, net	1	1	(3)
Net cash used in investing activities	(1,970)	(1,920)	(1,440)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(179)	149	(120)
Borrowings under utility money pool arrangement	434	136	696
Repayments under utility money pool arrangement	(434)	(136)	(696)
Proceeds from issuance of long-term debt	836	677	580
Repayment of long-term debt	—	(300)	—
Capital contributions from parent	649	527	354
Dividends paid to parent	(431)	(408)	(467)
Other, net	—	3	—
Net cash provided by financing activities	875	648	347

Net change in cash, cash equivalents and restricted cash	27	(80)	76
Cash, cash equivalents and restricted cash at beginning of period	46	126	50
Cash, cash equivalents and restricted cash at end of period	$73	$46	$126

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(245)	$(230)	$(209)
Cash received (paid) for income taxes, net	11	(53)	(105)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$242	$74	$95
Inventory transfers to property, plant and equipment	8	24	24
Operating lease right-of-use assets	4	2	629
Allowance for equity funds used during construction	30	25	25

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2021	2020
Assets
Current assets
Cash and cash equivalents	$73	$46
Accounts receivable, net	429	392
Accounts receivable from affiliates	29	32
Investments in money pool arrangements	91	—
Accrued unbilled revenues	319	248
Inventories	309	295
Regulatory assets	527	411
Derivative instruments	53	17
Prepayments and other	46	50
Total current assets	1,876	1,491

Property, plant and equipment, net	16,430	15,308

Other assets
Nuclear decommissioning fund and other investments	3,308	2,830
Regulatory assets	718	924
Derivative instruments	33	5
Operating lease right-of-use assets	408	488
Other	36	14
Total other assets	4,503	4,261
Total assets	$22,809	$21,060

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$300	$—
Short-term debt	—	179
Accounts payable	522	438
Accounts payable to affiliates	63	66
Regulatory liabilities	117	123
Taxes accrued	260	263
Accrued interest	78	72
Dividends payable to parent	96	106
Derivative instruments	35	22
Operating lease liabilities	90	85
Other	166	154
Total current liabilities	1,727	1,508

Deferred credits and other liabilities
Deferred income taxes	1,949	1,840
Deferred investment tax credits	17	18
Regulatory liabilities	1,927	1,896
Asset retirement obligations	2,585	2,350
Derivative instruments	71	71
Pension and employee benefit obligations	112	192
Operating lease liabilities	353	443
Other	48	69
Total deferred credits and other liabilities	7,062	6,879

Commitments and contingencies
Capitalization
Long-term debt	6,447	5,904
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	5,202	4,585
Retained earnings	2,391	2,206
Accumulated other comprehensive loss	(20)	(22)
Total common stockholder's equity	7,573	6,769
Total liabilities and equity	$22,809	$21,060

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2018	1,000,000	$—	$3,624	$1,972	$(23)	$5,573

Net income				543		543
Dividends declared to parent				(479)		(479)
Contribution of capital by parent			444			444
Balance at Dec. 31, 2019	1,000,000	$—	$4,068	$2,036	$(23)	$6,081

Net income				591		591
Other comprehensive income					1	1
Dividends declared to parent				(420)		(420)
Contribution of capital by parent			517			517
Adoption of ASC Topic 326				(1)		(1)
Balance at Dec. 31, 2020	1,000,000	$—	$4,585	$2,206	$(22)	$6,769

Net income				606		606
Other comprehensive income					2	2
Dividends declared to parent				(421)		(421)
Contribution of capital by parent			617			617
Balance at Dec. 31, 2021	1,000,000	$—	$5,202	$2,391	$(20)	$7,573

See Notes to Consolidated Financial Statements

NORTHERN STATES POWER COMPANY - MINNESOTA
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
Use of Estimates — NSP-Minnesota uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for items such as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. Recorded estimates are revised when better information becomes available or actual amounts can be determined. Revisions can affect operating results.
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
Estimates of recovering deferred costs and returning deferred credits are based on specific ratemaking decisions or precedent for each item. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process. If changes in the regulatory environment occur, NSP-Minnesota may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities from its balance sheet. Such changes could have a material effect on NSP-Minnesota’s results of operations, financial condition and cash flows.
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
The effects of NSP-Minnesota’s tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most of its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, which would be refundable to utility customers over the remaining life of the related assets. NSP-Minnesota anticipates that a tax rate increase would result in the establishment of a regulatory asset, subject to an evaluation of whether future recovery is expected.
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
NSP-Minnesota records depreciation expense using the straight-line method over the plant’s commission-approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are recovered in rates as authorized by the appropriate regulatory entities. The amount of removal costs is based on current factors used in existing depreciation rates. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.7% for 2021, 3.7% for 2020 and 3.7% for 2019.
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
See Note 9 for further information.
Environmental Costs — Environmental costs are recorded when it is probable NSP-Minnesota is liable for remediation costs and the liability can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. For certain environmental costs related to facilities currently in use, such as for emission-control equipment, the cost is capitalized and depreciated over the life of the plant.
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
As of Dec. 31, 2021 and 2020, the allowance for bad debts was $45 million and $33 million, respectively.
Inventory — Inventory is recorded at average cost and consisted of the following:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$181	$178
Fuel	81	90
Natural gas	47	27
Total inventories	$309	$295
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
Alternative Revenue — Certain rate rider mechanisms (including decoupling/sales true up and CIP/DSM programs) qualify as alternative revenue programs. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate or from other instances where the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized equal to the revenue requirement, which may include incentives and return on rate base items.
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

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$19,154	$18,948
Natural gas plant	1,864	1,707
Common and other property	1,007	955
Plant to be retired (a)	719	136
CWIP	984	1,150
Total property, plant and equipment	23,728	22,896
Less accumulated depreciation	(7,606)	(7,898)
Nuclear fuel	3,081	2,970
Less accumulated amortization	(2,773)	(2,660)
Property, plant and equipment, net	$16,430	$15,308
(a)Includes regulator-approved retirements of Sherco Units 1, 2 and 3 and A.S. King.
Joint Ownership of Generation and Transmission Facilities
Jointly owned assets as of Dec. 31, 2021:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric generation:
Sherco Unit 3	$620	$451	59%
Sherco common facilities	178	108	80
Sherco substation	5	4	59
Electric transmission:
Grand Meadow	11	3	50
Huntley Wilmarth	48	1	50
CapX2020	952	127	51
Total (a)	$1,814	$694
(a)Projects additionally include $7 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2021		Dec. 31, 2020
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$24	$301	$26	$364
Deferred natural gas and electric energy/fuel costs		One to five years	138	190	8	18
Recoverable deferred taxes on AFUDC		Plant lives	—	114	—	113
Excess deferred taxes — TCJA	7	Various	10	113	10	122
Sales true-up and revenue decoupling		One to two years	33	56	101	28
Benson biomass PPA termination and asset purchase		Eight years	10	55	10	65
PI extended power uprate		13 years	4	46	3	49
Contract valuation adjustments (a)	1, 8	Term of related contract	18	34	16	48
Purchased power contracts costs		Term of related contract	6	27	4	32
Conservation programs (b)	1	One to two years	7	22	14	23
Laurentian biomass PPA termination		Two years	18	18	18	36
Nuclear refueling outage costs	1	One to two years	37	16	28	10
Losses on reacquired debt		Term of related debt	1	11	1	12
Environmental remediation costs	1, 10	Pending future rate cases	—	5	1	9
Renewable resources and environmental initiatives		One to two years	170	3	129	1
State commission adjustments		Plant lives	—	3	—	3
Gas pipeline inspection and remediation costs		One to two years	33	—	26	—
Net AROs (c)	1, 10	Various	—	(316)	—	(32)
Other		Various	18	20	16	23
Total regulatory assets			$527	$718	$411	$924
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
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2021		Dec. 31, 2020
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$9	$1,256	$9	$1,326
Plant removal costs	1, 10	Various	—	613	—	544
Renewable resources and environmental initiatives		Various	1	10	5	—
ITC deferrals	1	Various	—	7	—	8
Contract valuation adjustments (b)	1, 8	Less than one year	29	—	12	—
DOE Settlement		Less than one year	14	—	11	—
Deferred natural gas and electric energy/fuel costs		Less than one year	14	—	8	—
Other		Various	50	41	78	18
Total regulatory liabilities (c)			$117	$1,927	$123	$1,896
(a)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(b)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.
(c)Revenue subject to refund of $15 million and $17 million for 2021 and 2020, respectively, is included in other current liabilities.
At Dec. 31, 2021 and 2020, NSP-Minnesota’s regulatory assets not earning a return primarily included the unfunded portion of pension and retiree medical obligations and net AROs. In addition, regulatory assets included $691 million and $399 million at Dec. 31, 2021 and 2020, respectively, of past expenditures not earning a return. Amounts are related to funded pension obligations, sales true-up and revenue decoupling, purchased natural gas and electric energy costs (including those related to Winter Storm Uri), various renewable resources and certain environmental initiatives.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2021	Year Ended Dec. 31
		2021	2020	2019
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	—	—	—	—
Average amount outstanding	—	6	3	32
Maximum amount outstanding	—	236	116	250
Weighted average interest rate, computed on a daily basis	N/A	0.07%	1.53%	2.05%
Weighted average interest rate at period end	N/A	N/A	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2021	Year Ended Dec. 31
		2021	2020	2019
Borrowing limit	$500	$500	$500	$500
Amount outstanding at period end	—	—	179	30
Average amount outstanding	—	26	10	71
Maximum amount outstanding	13	317	179	317
Weighted average interest rate, computed on a daily basis	0.15%	0.18%	1.25%	2.59%
Weighted average interest rate at end of period	N/A	N/A	0.18	2.05
Letters of Credit — NSP-Minnesota uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2021 and 2020, there were $9 million and $10 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
Credit Facility — In order to use commercial paper programs to fulfill short-term funding needs, NSP-Minnesota must have revolving credit facilities in place at least equal to the amount of their respective commercial paper borrowing limits and cannot issue commercial paper exceeding available capacity under these credit facilities. The lines of credit provide short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

Features of NSP-Minnesota’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2021	2020
47%	47%	$100	2
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
If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2021, NSP-Minnesota was in compliance with all financial covenants on its debt agreements.
NSP-Minnesota had the following committed credit facility available as of Dec. 31, 2021 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$9	$491
(a)This credit facility matures in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the facility outstanding at Dec. 31, 2021 and 2020.
Bilateral Credit Agreement — In April 2021, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Dec. 31, 2021, NSP-Minnesota had $45 million outstanding letters of credit under the $75 million Bilateral Credit Agreement.
Long-Term Borrowings and Other Financing Instruments
Generally, all property of NSP-Minnesota is subject to the lien of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.

Long term debt obligations for NSP-Minnesota as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2021	2020
First mortgage bonds	2.15%	Aug. 15, 2022	$300	$300
First mortgage bonds	2.60	May 15, 2023	400	400
First mortgage bonds	7.125	July 1, 2025	250	250
First mortgage bonds	6.50	March 1, 2028	150	150
First mortgage bonds (a)	2.25	April 1, 2031	425	—
First mortgage bonds	5.25	July 15, 2035	250	250
First mortgage bonds	6.25	June 1, 2036	400	400
First mortgage bonds	6.20	July 1, 2037	350	350
First mortgage bonds	5.35	Nov. 1, 2039	300	300
First mortgage bonds	4.85	Aug. 15, 2040	250	250
First mortgage bonds	3.40	Aug. 15, 2042	500	500
First mortgage bonds	4.125	May 15, 2044	300	300
First mortgage bonds	4.00	Aug. 15, 2045	300	300
First mortgage bonds	3.60	May 15, 2046	350	350
First mortgage bonds	3.60	Sept. 15, 2047	600	600
First mortgage bonds	2.90	March 1, 2050	600	600
First mortgage bonds (b)	2.60	June 1, 2051	700	700
First mortgage bonds (a)	3.20	April 1, 2052	425	—
Other long-term debt			3	—
Unamortized discount			(44)	(42)
Unamortized debt issuance cost			(62)	(54)
Current maturities			(300)	—
Total long-term debt			$6,447	$5,904
(a)2021 financing.
(b)2020 financing.
Maturities of long-term debt are as follows:

(Millions of Dollars)
2022	$300
2023	400
2024	—
2025	250
2026	—
Deferred Financing Costs — Deferred financing costs of approximately $62 million and $54 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2021 and 2020, respectively.
Dividend Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividend payments are solely to be paid from retained earnings.
NSP-Minnesota’s state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2021:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2021
47.2%	57.6%	52.9%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$1,558	million	$14,321	million	$15,332	million

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,374	$315	$33	$1,722
C&I	2,107	246	—	2,353
Other	33	—	6	39
Total retail	3,514	561	39	4,114
Wholesale	442	—	—	442
Transmission	242	—	—	242
Interchange	501	—	—	501
Other	7	14	—	21
Total revenue from contracts with customers	4,706	575	39	5,320
Alternative revenue and other	388	48	—	436
Total revenues	$5,094	$623	$39	$5,756

	Year Ended Dec. 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,375	$261	$31	$1,667
C&I	1,935	189	—	2,124
Other	33	—	6	39
Total retail	3,343	450	37	3,830
Wholesale	202	—	—	202
Transmission	238	—	—	238
Interchange	440	—	—	440
Other	15	7	—	22
Total revenue from contracts with customers	4,238	457	37	4,732
Alternative revenue and other	333	36	—	369
Total revenues	$4,571	$493	$37	$5,101

	Year Ended Dec. 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,280	$303	$30	$1,613
C&I	2,054	229	—	2,283
Other	33	—	5	38
Total retail	3,367	532	35	3,934
Wholesale	210	—	—	210
Transmission	216	—	—	216
Interchange	459	—	—	459
Other	12	9	—	21
Total revenue from contracts with customers	4,264	541	35	4,840
Alternative revenue and other	242	30	—	272
Total revenues	$4,506	$571	$35	$5,112

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
Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2021, NSP-Minnesota’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2014. In July 2020, Minnesota began an audit of tax years 2015 - 2018. As of Dec. 31, 2021, no material adjustments have been proposed.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$23	$21
Unrecognized tax benefit — Temporary tax positions	3	3
Total unrecognized tax benefit	$26	$24
Changes in unrecognized tax benefits:

(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$24	$20	$17
Additions based on tax positions related to the current year	2	2	3
Reductions based on tax positions related to the current year	—	—	(1)
Additions for tax positions of prior years	—	16	1
Reductions for tax positions of prior years	—	(14)	—
Balance at Dec. 31	$26	$24	$20
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(13)	$(11)
As the IRS progresses its review of the tax loss carryback claims and as state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $14 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2021	2020	2019
Payable for interest related to unrecognized tax benefits at Jan. 1	$(2)	$(2)	$(1)
Interest expense related to unrecognized tax benefits	—	—	(1)
Payable for interest related to unrecognized tax benefits at Dec. 31	$(2)	$(2)	$(2)
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2021, 2020 or 2019.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2021	2020
Federal NOL carryforward	$77	$—
Federal tax credit carryforwards	704	543
State NOL carryforwards	344	151
Valuation allowances for state NOL carryforwards	(1)	(1)
State tax credit carryforwards, net of federal detriment (a)	78	71
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(64)	(59)
(a)State tax credit carryforwards are net of federal detriment of $21 million and $19 million as of Dec. 31, 2021 and 2020, respectively.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $17 million and $16 million as of Dec. 31, 2021 and 2020, respectively.
Federal carryforward periods expire between 2031 and 2041 and state carryforward periods expire starting 2022.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.

Effective income tax rate for years ended Dec. 31:

	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	7.0	7.0	7.1
Increases (decreases) in tax from:
Wind PTCs	(27.8)	(19.3)	(11.8)
Plant regulatory differences (a)	(8.1)	(7.2)	(7.4)
Other tax credits, net NOL & tax credit allowances	(1.4)	(1.2)	(1.5)
Change in unrecognized tax benefits	0.5	1.0	0.5
NOL Carryback	—	(2.1)	—
Other, net	0.2	(0.2)	0.1
Effective income tax rate	(8.6)%	(1.0)%	8.0%
(a)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2021	2020	2019
Current federal tax (benefit) expense	$(10)	$41	$80
Current state tax (benefit) expense	(1)	12	8
Current change in unrecognized tax expense (benefit)	1	9	(1)
Deferred federal tax benefit	(87)	(102)	(86)
Deferred state tax expense	49	38	43
Deferred change in unrecognized tax expense (benefit)	2	(3)	4
Deferred ITCs	(2)	(1)	(1)
Total income tax (benefit) expense	$(48)	$(6)	$47
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2021	2020	2019
Deferred tax expense excluding items below	$109	$61	97
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(145)	(127)	(135)
Tax expense allocated to other comprehensive income, adoption of ASC Topic 326, and other	—	(1)	(1)
Deferred tax benefit	$(36)	$(67)	$(39)
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2021	2020 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,679	$2,482
Regulatory assets	260	270
Operating lease assets	123	147
Deferred fuel costs	92	7
Pension expense	73	72
Other	13	7
Total deferred tax liabilities	$3,240	$2,985

Deferred tax assets:
Tax credit carryforward	$782	$614
Regulatory Liabilities	325	349
Operating lease liabilities	123	147
NOL and tax credit valuation allowances	(64)	(59)
Other employee benefits	32	38
NOL carryforward	43	12
Deferred ITCs	5	5
Other	45	39
Total deferred tax assets	$1,291	$1,145
Net deferred tax liability	$1,949	$1,840
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
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of forward prices and volatilities on a valuation is evaluated and may result in Level 3 classification.
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
Non-trading monthly FTR settlements are included in fuel and purchased energy cost recovery mechanisms and therefore changes in the fair value of the yet to be settled portions of most FTRs are deferred as a regulatory asset or liability. Given this regulatory treatment and the limited magnitude of NSP-Minnesota’s FTRs relative to its electric utility operations, the numerous unobservable quantitative inputs pertinent to the value of FTRs are immaterial to the consolidated financial statements of NSP-Minnesota.
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
Unrealized gains for the nuclear decommissioning fund were $1.3 billion and $981 million as of Dec. 31, 2021 and 2020, respectively, and unrealized losses were $7 million and $5 million as of Dec. 31, 2021 and 2020, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Dec. 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$64	$64	$—	$—	$—	$64
Commingled funds	856	—	—	—	1,294	1,294
Debt securities	631	—	666	9	—	675
Equity securities	411	1,222	1	—	—	1,223
Total	$1,962	$1,286	$667	$9	$1,294	$3,256
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
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Dec. 31, 2021:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$4	$149	$208	$314	$675
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	Dec. 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Mutual funds	$10	$13	$—	$—	$13
Total	$10	$13	$—	$—	$13
(a)    Reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.

	Dec. 31, 2020
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	Total
Rabbi Trusts (a)
Cash equivalents	$1	$1	$—	$—	$1
Mutual funds	14	16	—	—	16
Total	$15	$17	$—	$—	$17
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
As of Dec. 31, 2021, accumulated other comprehensive loss related to settled interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged interest rate transactions impact earnings. As of Dec. 31, 2021, NSP-Minnesota had no unsettled interest rate derivatives.
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
As of Dec. 31, 2021, NSP-Minnesota had no commodity contracts designated as cash flow hedges. NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
NSP-Minnesota enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Dec. 31, 2021	Dec. 31, 2020
MWh of electricity	57	65
MMBtu of natural gas	85	83
(a)Not reflective of net positions in the underlying commodities.
(b)Notional amounts for options included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — NSP-Minnesota continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the consolidated balance sheets. NSP-Minnesota’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.
As of Dec. 31, 2021, eight of NSP-Minnesota’s 10 most significant counterparties for these activities, comprising $33 million or 63% of this credit exposure, had investment grade credit ratings from S&P, Moody’s or Fitch Ratings. One of the 10 most significant counterparties, comprising $17 million or 34% of this credit exposure, was not rated by these external agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising an immaterial amount or less than 1% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Six of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Qualifying Cash Flow Hedges — Financial impact of qualifying interest rate and vehicle fuel cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income:

(Millions of Dollars)	2021	2020	2019
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(19)	$(20)	$(20)
After-tax net realized losses on derivative transactions reclassified into earnings	2	1	—
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(17)	$(19)	$(20)
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2021
Other derivative instruments
Electric commodity	$—	$3
Natural gas commodity	—	(3)
Total	$—	$—

Year Ended Dec. 31, 2020
Other derivative instruments
Electric commodity	$—	$2
Natural gas commodity	—	(2)
Total	$—	$—

Year Ended Dec. 31, 2019
Other derivative instruments
Electric commodity	$—	$2
Natural gas commodity	—	(3)
Total	$—	$(1)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2021
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$51	(b)
Electric commodity	—		(3)	(c)	—
Natural gas commodity	—		1	(d)	(6)	(d)
Total	$—		$(2)		$45

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(5)	(b)
Electric commodity	—		(3)	(c)	—
Natural gas commodity	—		2	(d)	(4)	(d)
Total	$—		$(1)		$(9)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2019
Other derivative instruments
Electric commodity	$—	$1	(c)	$—
Natural gas commodity	—	1	(d)	(3)	(d)
Total	$—	$2		$(3)
(a)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms and reclassified out of income as regulatory assets or liabilities, as appropriate.
(b)Amounts are recorded to cost of natural gas sold and transported. These derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms and reclassified out of income as regulatory assets and liabilities, as appropriate.
(c)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms and reclassified out of income as regulatory assets or liabilities, as appropriate.
(d)Amounts are recorded to cost of natural gas sold and transported. These derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms and reclassified out of income as regulatory assets and liabilities, as appropriate.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2021, 2020 and 2019.
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of Dec. 31, 2021 and 2020, there were $3 million and $4 million derivative instruments in a liability position with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of Dec. 31, 2021 and 2020, there were approximately $48 million and $14 million of derivative instruments in a liability position with such underlying contract provisions, respectively.
Provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2021 and 2020.

Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$9	$40	$22	$71	$(53)	$18	$1	$26	$—	$27	$(25)	$2
Electric commodity	—	—	30	30	(1)	29	—	—	13	13	(1)	12
Natural gas commodity	—	6	—	6	—	6	—	3	—	3	—	3
Total current derivative assets	$9	$46	$52	$107	$(54)	$53	$1	$29	$13	$43	$(26)	$17
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$6	$34	$35	$75	$(42)	$33	$7	$39	$—	$46	$(41)	$5
Total noncurrent derivative assets	$6	$34	$35	$75	$(42)	$33	$7	$39	$—	$46	$(41)	$5

	Dec. 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$13	$58	$4	$75	$(58)	$17	$3	$18	$10	$31	$(25)	$6
Electric commodity	—	—	1	1	(1)	—	—	—	1	1	(1)	—
Natural gas commodity	—	4	—	4	—	4	—	2	—	2	—	2
Total current derivative liabilities	$13	$62	$5	$80	$(59)	21	$3	$20	$11	$34	$(26)	8
PPAs (b)						14						14
Current derivative instruments						$35						$22
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$15	$48	$26	$89	$(53)	$36	$2	$35	$13	$50	$(27)	$23
Total noncurrent derivative liabilities	$15	$48	$26	$89	$(53)	36	$2	$35	$13	$50	$(27)	23
PPAs (b)						35						48
Noncurrent derivative instruments						$71						$71
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2021 and 2020. At Dec. 31, 2021 derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2020 derivative assets and liabilities include $15 million of obligations to return cash collateral. At Dec. 31, 2021 and 2020, derivative assets and liabilities include the rights to reclaim cash collateral of $16 million and $1 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives for the years ended Dec. 31, 2021, 2020 and 2019:

	Year Ended Dec. 31
(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$(11)	$5	$14
Purchases	54	28	17
Settlements	(82)	(49)	(28)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	72	(8)	3
Net gains (losses) recognized as regulatory assets and liabilities	23	13	(1)
Balance at Dec. 31	$56	$(11)	$5
(a)Level 3 losses and gains recognized in earnings are subject to offsetting gains and losses of derivative instruments categorized as levels 1 and 2 in the income statement.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2021, 2020 and 2019.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2021		2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,747	$7,761	$5,904	$7,391

Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2021 and 2020, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes NSP-Minnesota, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 1.96, 1.78 and 2.74 percent in 2021, 2020, and 2019, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s and NSP-Minnesota’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives who participated in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2021 and 2020 were $43 million and $43 million, respectively, of which $3 million and $4 million was attributable to NSP-Minnesota in 2021 and 2020, respectively. In 2021 and 2020, Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $4 million and $6 million, respectively, of which $1 million was attributable to NSP-Minnesota in 2020 and the cost for 2021 was immaterial.
Xcel Energy, which includes NSP-Minnesota, investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as long-term projected return levels. Xcel Energy and NSP-Minnesota continually review their pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2021 were above the assumed level of 6.60%.
•Investment returns in 2020 were above the assumed level of 7.10%.
•Investment returns in 2019 were above the assumed level of 7.10%.
•In 2022, NSP-Minnesota’s expected investment-return assumption is 6.60%.
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
Plan Assets
For each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets measured at fair value:

	Dec. 31, 2021 (a)					Dec. 31, 2020 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$31	$—	$—	$—	$31	$52	$—	$—	$—	$52
Commingled funds	304	—	—	274	578	369	—	—	284	653
Debt securities	—	219	1	—	220	—	167	1	—	168
Equity securities	16	—	—	—	16	20	—	—	—	20
Other	—	1	—	7	8	3	1	—	—	4
Total	$351	$220	$1	$281	$853	$444	$168	$1	$284	$897
(a)See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, NSP-Minnesota’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2021 (a)					Dec. 31, 2020 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Commingled funds	$—	$—	$—	$1	$1	$—	$—	$—	$—	$—
Debt securities	—	2	—	—	2	—	2	—	—	2
Total	$—	$2	$—	$1	$3	$—	$2	$—	$—	$2
(a)See Note 8 for further information on fair value measurement inputs and methods.
No assets were transferred in or out of Level 3 for 2021 or 2020.

Funded Status — Benefit obligations for both pension and postretirement plans decreased from Dec. 31, 2020 to Dec. 31, 2021, due primarily to benefit payments and increases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Minnesota are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2021	2020	2021	2020
Change in Benefit Obligation:
Obligation at Jan. 1	$989	$942	$73	$76
Service cost	30	27	—	—
Interest cost	25	31	2	2
Plan amendments	1	—	—	—
Actuarial (gain) loss	(28)	84	(5)	2
Benefit payments	(140)	(95)	(6)	(7)
Obligation at Dec. 31	$877	$989	$64	$73
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$897	$815	$2	$3
Actual return on plan assets	62	133	—	—
Employer contributions	34	44	7	6
Benefit payments	(140)	(95)	(6)	(7)
Fair value of plan assets at Dec. 31	$853	$897	$3	$2
Funded status of plans at Dec. 31	$(24)	$(92)	$(61)	$(71)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(3)	$(5)
Noncurrent liabilities	(24)	(92)	(58)	(66)
Net amounts recognized	$(24)	$(92)	$(61)	$(71)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2021	2020	2021	2020
Discount rate for year-end valuation	3.08%	2.71%	3.09%	2.65%
Expected average long-term increase in compensation level	3.75%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	5.30%	5.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	4.90%	5.00%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	4	5
The accumulated benefit obligation for the pension plan was $811 million and $912 million as of Dec. 31, 2021 and 2020, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
Service cost	$30	$27	$25	$—	$—	$—
Interest cost	25	31	37	2	2	3
Expected return on plan assets	(52)	(55)	(54)	—	—	—
Amortization of prior service cost	—	—	—	(3)	(3)	(3)
Amortization of net loss	34	33	30	2	1	2
Settlement charge (a)	35	—	—	—	—	—
Net periodic pension cost	72	36	38	1	—	2
Effects of regulation	(44)	(4)	(5)	—	—	—
Net benefit cost recognized for financial reporting	$28	$32	$33	$1	$—	$2
Significant Assumptions Used to Measure Costs:
Discount rate	2.71%	3.49%	4.31%	2.65%	3.47%	4.32%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	6.60	7.10	7.10	4.10	4.50	4.50
(a)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2021, as a result of lump-sum distributions during the 2021 plan year, NSP-Minnesota recorded a total pension settlement charge of $35 million in 2021, which was not recognized due to the effects of regulation. There were no settlement charges recorded to the qualified pension plans in 2020 and 2019.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2021	2020	2021	2020
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$307	$414	$31	$37
Prior service credit	—	—	(4)	(6)
Total	$307	$414	$27	$31
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$25	$29	$—	$—
Noncurrent regulatory assets	282	385	25	29
Deferred income taxes	—	—	1	1
Net-of-tax accumulated other comprehensive income	—	—	1	1
Total	$307	$414	$27	$31

Measurement date	Dec 31, 2021	Dec 31, 2020	Dec 31, 2021	Dec 31, 2020
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2019 - 2022 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$50 million in January 2022, of which $5 million is attributable to NSP-Minnesota.
•$131 million in 2021, of which $34 million was attributable to NSP-Minnesota.
•$150 million in 2020, of which $44 million was attributable to NSP-Minnesota.
•$154 million in 2019, of which $47 million was attributable to NSP-Minnesota.
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$9 million in 2022, of which $6 million is attributable to NSP-Minnesota.
•$15 million in 2021, of which $8 million, was attributable to NSP-Minnesota.
•$11 million in 2020, of which $6 million was attributable to NSP-Minnesota.
•$15 million in 2019, of which $8 million was attributable to NSP-Minnesota.

Target asset allocations:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Domestic and international equity securities	33%	35%	15%	15%
Long-duration fixed income and interest rate swap securities	37	35	—	—
Short-to-intermediate fixed income securities	11	13	71	72
Alternative investments	17	15	8	9
Cash	2	2	6	4
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — In 2019, the Pension Protection Act measurement concept was extended beyond 2019 for NSP bargaining terminations and retirements to Dec. 31, 2022.
In 2020, there were no significant plan amendments made which affected the postretirement benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
NSP-Minnesota’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2022	$118	$6	$—	$6
2023	72	6	—	6
2024	68	5	—	5
2025	67	5	—	5
2026	64	5	—	5
2027-2031	292	18	—	18
Defined Contribution Plans
Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Minnesota was approximately $12 million in 2021, 2020 and 2019.
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
Rate Matters and Other
NSP-Minnesota is involved in various regulatory proceedings arising in the ordinary course of business. Until resolution, typically in the form of a rate order, uncertainties may exist regarding the ultimate rate treatment for certain activities and transactions. Amounts have been recognized for probable and reasonably estimable losses that may result. Unless otherwise disclosed, any reasonably possible range of loss in excess of any recognized amount is not expected to have a material effect on the consolidated financial statements.
Minnesota Winter Storm Uri Costs — In its Minnesota jurisdiction, NSP-Minnesota is participating in a contested case regarding the prudency of incremental natural gas costs incurred during Winter Storm Uri. Other parties to the case have recommended significant cost disallowances, and while ultimate resolution of the matter is uncertain, it is reasonably possible that the MPUC could disallow certain deferred costs, resulting in earnings losses. The OAG recommended the MPUC deny recovery of up to $179 million, the largest recommendation among the intervenor positions.
NSP-Minnesota strongly disagrees with the recommendations of the DOC, OAG and CUB, and believes that it acted prudently and according to MPUC approved procedures for the best interest of its customers and stakeholders. NSP-Minnesota filed rebuttal testimony in January 2022 detailing its position that the disallowances recommended by other parties lack any merit in the prudency review given the pertinent facts regarding NSP-Minnesota’s actions before, during and after the storm event. An MPUC decision is expected in the summer of 2022.
Sherco — In 2018, NSP-Minnesota and Southern Minnesota Municipal Power Agency (Co-owner of Sherco Unit 3) reached a settlement with GE related to a 2011 incident, which damaged the turbine at Sherco Unit 3 and resulted in an extended outage for repair. NSP-Minnesota notified the MPUC of its proposal to refund settlement proceeds to customers through the FCA.

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
Westmoreland Arbitration — In November 2014, insurers of the Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, Southern Minnesota Municipal Power Agency and Western Fuels Association, seeking recovery of alleged $36 million of business losses due to a turbine failure at Sherco Unit 3. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards.
NSP-Minnesota denies the claims asserted by the Westmoreland insurers and believes it properly stopped the supply of coal based upon the force majeure provision. A final hearing has been scheduled for October 2022. The parties are also required to participate in mediation, which has been scheduled for the first quarter of 2022. At this stage of the proceeding, a reasonable estimate of damages or range of damages cannot be determined.
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
In November 2020, the FERC issued an order (Opinion No. 569-B) in response to rehearing requests. The FERC corrected certain inputs to its ROE calculation model, did not change the ROE effective Sept. 28, 2016, and for the first MISO complaint period and upheld its decision to deny refunds for the second complaint period. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers. Each 10 basis point reduction in ROE for the first complaint period, second complaint period and subsequent period relative to amounts accrued would reduce Xcel Energy’s net income by $1 million, $1 million and $2 million, respectively.
The MISO TOs and various parties have filed petitions for review of Opinion Nos. 569, 569-A and 569-B at the D.C. Circuit. Oral arguments were held in late 2021 and a decision is expected by the end of the third quarter of 2022.
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
Historical MGP, Landfill and Disposal Sites
NSP-Minnesota is currently investigating, remediating or performing post closure actions at seven historical MGP, landfill or other disposal sites across its service territories, excluding sites that are being addressed under current coal ash regulations (see below).
NSP-Minnesota has recognized its best estimate of costs/liabilities from final resolution of these issues; however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
In October 2020, NSP-Minnesota completed construction and placed in service a new impoundment to replace the clay lined impoundment. With the new ash pond in service, NSP-Minnesota has initiated closure activities for the existing ash pond at an estimated cost of $4 million. NSP-Minnesota has five years to complete closure activities.
Closure costs for existing impoundments are included in the calculation of the ARO.
Federal CWA Waters of the U.S. Rule — NSP-Minnesota is monitoring ongoing changes to the definition of Waters of the U.S. under the CWA. Regardless of which definition is applicable in the states in which we operate, NSP-Minnesota does not anticipate that compliance costs will be material.
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
Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Minnesota estimates the likely future cost for complying with impingement and entrainment requirements is approximately $36 million, to be incurred between 2022 and 2028. NSP-Minnesota believes six plants could be required to make improvements to reduce impingement and entrainment. The exact total cost of the impingement and entrainment improvements is uncertain, but could be up to $188 million. NSP-Minnesota anticipates these costs will be fully recoverable through regulatory mechanisms.
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
Aggregate fair value of NSP-Minnesota’s legally restricted assets, for funding future nuclear decommissioning, was $3.3 billion and $2.8 billion for 2021 and 2020, respectively.
NSP-Minnesota’s AROs were as follows:

	2021
(Millions of Dollars)	Jan. 1, 2021	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2021 (c)
Electric
Nuclear	$1,957	$—	$99	$—	$2,056
Wind	270	101	13	—	384
Steam and other production	67	6	2	(2)	73
Distribution	16	—	—	—	16
Natural gas
Transmission and distribution	39	—	2	14	55
Common
Miscellaneous	1	—	—	—	1
Total liability	$2,350	$107	$116	$12	$2,585
(a)Amounts incurred relate to the wind farms placed in service in 2021 (Blazing Star 2, Mower and Freeborn) and removal of a utility scale battery asset.
(b)In 2021, AROs were revised for changes in timing and estimates of cash flows. Changes in gas transmission and distribution AROs were primarily related to changes in labor rates coupled with increased gas line mileage and number of services.
(c)There were no ARO amounts settled in 2021.

	2020
(Millions of Dollars)	Jan. 1, 2020	Amounts Incurred (a)	Amounts Settled (b)	Accretion	Cash Flow Revisions (c)	Dec. 31, 2020
Electric
Nuclear	$2,068	$—	$—	$105	$(216)	$1,957
Wind	113	90	—	7	60	270
Steam and other production	47	—	(3)	2	21	67
Distribution	15	—	—	1	—	16
Miscellaneous	—	—	—	—	—	—
Natural gas
Transmission and distribution	36	—	—	2	1	39
Common
Miscellaneous	1	—	—	—	—	1
Total liability	$2,280	$90	$(3)	$117	$(134)	$2,350
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
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Minnesota’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2021. Therefore, an ARO has not been recorded for these facilities.

Nuclear Related
Nuclear Insurance — NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $13.5 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has secured $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.0 billion of exposure is funded by the Secondary Financial Protection Program available from assessments by the federal government.
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
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $11 million for business interruption insurance and $33 million for property damage insurance if losses exceed accumulated reserve funds.
Nuclear Fuel Disposal — NSP-Minnesota is responsible for temporarily storing spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available.
NSP-Minnesota owns temporary on-site storage facilities for spent fuel at its Monticello and PI nuclear plants, which consist of storage pools and dry cask facilities. The Monticello dry-cask storage facility currently stores all 30 of the authorized canisters. The PI dry-cask storage facility currently stores 47 of the 64 authorized casks. Monticello’s future spent fuel will continue to be placed in its spent fuel pool. The decommissioning plan addresses the disposition of spent fuel at the end of the licensed life. A CON for additional storage at the Monticello site has been filed with the MPUC, to support possible life extension. NSP-Minnesota expects a decision by year-end 2023.
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
NSP-Minnesota had $3.3 billion of assets held in external decommissioning trusts at Dec. 31, 2021. The following table summarizes the funded status of NSP-Minnesota’s decommissioning obligation. Xcel Energy believes future decommissioning costs will continue to be recovered in customer rates. The following amounts were prepared on a regulatory basis and not directly recorded in the financial statements as an ARO.

	Regulatory Basis
(Millions of Dollars)	2021	2020
Estimated decommissioning cost obligation from most recently approved study (in 2014 dollars)	$3,012	$3,012
Effect of escalating costs	1,006	844
Estimated decommissioning cost obligation (in current dollars)	4,018	3,856
Effect of escalating costs to payment date	7,187	7,349
Estimated future decommissioning costs (undiscounted)	11,205	11,205
Effect of discounting obligation (using average risk-free interest rate of 1.96% and 1.64% for 2021 and 2020, respectively)	(4,651)	(4,181)
Discounted decommissioning cost obligation	$6,554	$7,024
Assets held in external decommissioning trust	$3,256	$2,777
Underfunding of external decommissioning fund compared to the discounted decommissioning obligation	3,298	4,247
Calculations and data used by the regulator in approving NSP-Minnesota’s rates are useful in assessing future cash flows. Regulatory basis information is a means to reconcile amounts previously provided to the MPUC and utilized for regulatory purposes to amounts used for financial reporting.
Reconciliation of the discounted decommissioning cost obligation - regulated basis to the ARO recorded in accordance with GAAP:

(Millions of Dollars)	2021	2020
Discounted decommissioning cost obligation - regulated basis	$6,554	$7,024
Differences in discount rate and market risk premium	(2,209)	(2,628)
O&M costs not included for GAAP	(1,584)	(1,734)
ARO differences between 2020 and 2014 cost studies	(705)	(705)
Nuclear production decommissioning ARO - GAAP	$2,056	$1,957
Decommissioning expenses recognized as a result of regulation:

(Millions of Dollars)	2021	2020	2019
Annual decommissioning recorded as depreciation expense: (a) (b)	$22	$20	$20
(a)Decommissioning expense does not include depreciation of the capitalized nuclear asset retirement costs.
(b)Decommissioning expenses in 2021, 2020 and 2019 include Minnesota’s retail jurisdiction annual funding requirement of approximately $14 million.

The 2017 nuclear decommissioning filing, effective Jan. 1, 2019, has been approved by the MPUC. In March 2020, the MPUC approved for NSP-Minnesota to delay any increase to the annual funding requirement until 2021. In December 2020, the MPUC verbally approved for NSP-Minnesota to delay any increase to the annual funding requirement until 2022. Also, as of December 2020, NSP-Minnesota submitted a Petition for approval of the 2022 - 2024 Nuclear Decommissioning Study and Assumptions. Contemplated but not proposed in this filing, was the 10-year extension of the license to operate the Monticello Plant, moving the planned retirement date from 2030 to 2040. The 2019 Preferred Integrated Resource Plan Supplement does include a 10-year extension of the license. On Feb. 8, 2022, the MPUC ruled on and approved the 10-year extension for the Monticello nuclear facility.
Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine if the arrangement is a finance lease.
ROU assets represent NSP-Minnesota's rights to use leased assets. The present value of future operating lease payments is recognized in current and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.
Most of NSP-Minnesota’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted average of 3.8%).
NSP-Minnesota has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
PPAs	$556	$558
Other	74	74
Gross operating lease ROU assets	630	632
Accumulated amortization	(222)	(144)
Net operating lease ROU assets	$408	$488
Components of lease expense:

(Millions of Dollars)	2021	2020	2019
Operating leases
PPA capacity payments	$96	$89	$76
Other operating leases (a)	8	8	9
Total operating lease expense (b)	$104	$97	$85
(a)Includes short-term lease expense of $2 million, $2 million and $1 million for 2021, 2020 and 2019, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of Dec. 31, 2021:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2022	$96	$9	$105
2023	98	12	110
2024	100	7	107
2025	80	7	87
2026	40	7	47
Thereafter	—	31	31
Total minimum obligation	414	73	487
Interest component of obligation	(32)	(12)	(44)
Present value of minimum obligation	$382	$61	443
Less current portion			(90)
Noncurrent operating lease liabilities			$353

Weighted-average remaining lease term in years			8.5
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2039.
PPAs and Fuel Contracts
Non-Lease PPAs — NSP-Minnesota has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2033, contain minimum energy purchase commitments. Total energy payments on those contracts were $149 million, $112 million and $102 million in 2021, 2020 and 2019, respectively.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $55 million, $52 million and $54 million in 2021, 2020 and 2019, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2021, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2022	$60	$165
2023	61	169
2024	63	174
2025	26	53
2026	9	10
Thereafter	10	38
Total (b)	$229	$609
(a)Excludes contingent energy payments for renewable energy PPAs.
(b)Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2022 and 2037. NSP-Minnesota is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases for these contracts as of Dec. 31, 2021:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2022	$219	$89	$95	$128
2023	79	109	—	114
2024	48	82	—	108
2025	1	119	—	98
2026	1	29	—	97
Thereafter	1	309	—	107
Total (a)	$349	$737	$95	$652
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
NSP-Minnesota concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at both Dec. 31, 2021 and 2020 with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19)		$(3)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives, net of tax of $—	2	(a)	—	2
Net current period other comprehensive income	2		—	2
Accumulated other comprehensive loss at Dec. 31	$(17)		$(3)	$(20)
(a)Included in interest charges.

	2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20)		$(3)	$(23)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives, net of tax of $—	1	(a)	—	1
Net current period other comprehensive income	1		—	1
Accumulated other comprehensive loss at Dec. 31	$(19)		$(3)	$(22)
(a)Included in interest charges.

12. Segment Information
NSP-Minnesota evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
NSP-Minnesota has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates, transmits and distributes electricity in Minnesota, North Dakota and South Dakota. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes wholesale commodity and trading operations.
•Regulated Natural Gas — The regulated natural gas utility segment transports, stores and distributes natural gas primarily in portions of Minnesota and North Dakota.
NSP-Minnesota also presents All Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair services, non-utility real estate activities and revenues associated with processing solid waste into refuse-derived fuel.
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

NSP-Minnesota’s segment information:

(Millions of Dollars)	2021	2020	2019
Regulated Electric
Operating revenues — external (a)	$5,094	$4,571	$4,506
Intersegment revenue	1	1	1
Total revenues	$5,095	$4,572	$4,507
Depreciation and amortization	869	773	742
Interest charges and financing costs	240	221	205
Income tax (benefit) expense	(53)	(14)	36
Net income	566	553	491
Regulated Natural Gas
Operating revenues — external (b)	$623	$493	$571
Intersegment revenue	1	—	1
Total revenues	$624	$493	$572
Depreciation and amortization	56	51	49
Interest charges and financing costs	18	17	16
Income tax expense	6	7	12
Net income	29	30	40
All Other
Total revenues	$39	$37	$35
Depreciation and amortization	1	1	—
Income tax (benefit) expense	(1)	1	(1)
Net income	11	8	12

Consolidated Total
Total revenues (a)(b)	$5,758	$5,102	$5,114
Reconciling eliminations	(2)	(1)	(2)
Total operating revenues	$5,756	$5,101	$5,112
Depreciation and amortization	926	825	791
Interest charges and financing costs	258	238	221
Income tax (benefit) expense	(48)	(6)	47
Net income	606	591	543
(a)    Operating revenues include $501 million, $440 million and $457 million of affiliate electric revenue for the years ended Dec. 31, 2021, 2020 and 2019, respectively. See Note 13 for further information.
(b)    Operating revenues include $1 million of affiliate gas revenue for the years ended Dec. 31, 2021, 2020 and 2019, respectively. See Note 13 for further information.

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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2021	2020	2019
Operating revenues:
Electric	$501	$440	$457
Gas	1	1	1
Operating expenses:
Purchased power	67	59	61
Transmission expense	121	109	116
Other operating expenses — paid to Xcel Energy Services Inc.	615	584	533
Interest expense	—	—	1
Accounts receivable and payable with affiliates at Dec. 31:

	2021		2020
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$13	$—	$6	$—
PSCo	16	—	1	—
SPS	—	2	—	3
Other subsidiaries of Xcel Energy Inc.	—	61	25	63
	$29	$63	$32	$66

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
Internal Control Over Financial Reporting
No changes in NSP-Minnesota’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2021 that materially affected, or are reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting. NSP-Minnesota maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Minnesota has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.

During the year and in preparation for issuing its report for the year ended Dec. 31, 2021 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Minnesota’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 9B — OTHER INFORMATION
None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2021.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
Consolidated Balance Sheets — As of Dec. 31, 2021 and 2020.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2021, 2020 and 2019.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2021, 2020 and 2019.

3	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	By-Laws of NSP-Minnesota as Amended and Restated on Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds, Supplemental Indentures between NSP-Minnesota and said Trustee
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(3)
4.02*	Supplemental Trust Indenture dated June 1, 1995, creating $250 million principal amount of 7.125% First Mortgage Bonds, Series due July 1, 2025	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.11
4.03*	Supplemental Trust Indenture dated March 1, 1998, creating $150 million principal amount of 6.5% First Mortgage Bonds, Series due March 1, 2028	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.12
4.04*	Supplemental Trust Indenture dated Aug. 1, 2000 (Assignment and Assumption of Trust Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.51
4.05*	Indenture, dated July 1, 1999, between NSP-Minnesota and Norwest Bank Minnesota, NA, as Trustee, providing for the issuance of Sr. Debt Securities	Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(7)
4.06*	Supplemental Indenture, dated Aug. 18, 2000, supplemental to the Indenture dated July 1, 1999, among Xcel Energy, NSP-Minnesota and Wells Fargo Bank Minnesota, NA, as Trustee (Assignment and Assumption of Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.63
4.07*	Supplemental Trust Indenture dated July 1, 2005 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $200 million principal amount of 5.25% First Mortgage Bonds, Series due July 15, 2035	NSP-Minnesota Form 8-K dated July 14, 2005	4.01
4.08*	Supplemental Trust Indenture dated May 1, 2006 between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee, creating $400 million principal amount of 6.25% First Mortgage Bonds, Series due June 1, 2036	NSP-Minnesota Form 8-K dated May 18, 2006	4.01
4.09*	Supplemental Trust Indenture, dated June 1, 2007, between NSP-Minnesota and BNY Midwest Trust Company, as successor Trustee	NSP-Minnesota Form 8-K dated June 19, 2007	4.01
4.10*	Supplemental Trust Indenture dated as of Nov. 1, 2009 between NSP-Minnesota and The Bank of New York Mellon Trust Co., NA, as successor Trustee, creating $300 million principal amount of 5.35% First Mortgage Bonds, Series due Nov. 1, 2039	NSP-Minnesota Form 8-K dated Nov. 16, 2009	4.01
4.11*	Supplemental Trust Indenture dated as of Aug. 1, 2010 between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as successor Trustee, creating $250 million principal of 1.950% First Mortgage Bonds, Series due Aug. 15, 2015 and $250 million principal amount of 4.850% First Mortgage Bonds, Series due Aug. 15, 2040	NSP-Minnesota Form 8-K dated Aug. 4, 2010	4.01
4.12*	Supplemental Trust Indenture dated as of Aug. 1, 2012 between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as successor Trustee, creating $300 million principal amount of 2.15% First Mortgage Bonds, Series due Aug. 15, 2022 and $500 million principal amount of 3.40% First Mortgage Bonds, Series due Aug. 15, 2042	NSP-Minnesota Form 8-K dated Aug. 13, 2012	4.01
4.13*	Supplemental Trust Indenture dated as of May 1, 2013 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $400 million principal amount of 2.60% First Mortgage Bonds, Series due May 15, 2023	NSP-Minnesota Form 8-K dated May 20, 2013	4.01
4.14*	Supplemental Trust Indenture dated as of May 1, 2014 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300 million principal amount of 4.125% First Mortgage Bonds, Series due May 15, 2044	NSP-Minnesota Form 8-K dated May 13, 2014	4.01
4.15*	Supplemental Indenture dated as of Aug. 1, 2015 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $300 million principal amount of 2.20% First Mortgage Bonds, Series due Aug. 15, 2020 and $300 million principal amount of 4.00% First Mortgage Bonds, Series due Aug. 15, 2045	NSP-Minnesota Form 8-K dated Aug. 11, 2015	4.01
4.16*	Supplemental Trust Indenture dated as of May 1, 2016 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $350 million principal amount of 3.600% First Mortgage Bonds, Series due May 15, 2046	NSP-Minnesota Form 8-K dated May 31, 2016	4.01
4.17*	Supplemental Indenture dated as of Sept. 1, 2017 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $600 million principal amount of 3.60% First Mortgage Bonds, Series due Sept. 15, 2047	NSP-Minnesota Form 8-K dated Sept. 13, 2017	4.01
4.18*	Supplemental Trust Indenture dated as of Sept. 1, 2019 between NSP-Minnesota and the Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $600 million principal amount of 2.90% First Mortgage Bonds, Series due March 1, 2050	NSP-Minnesota Form 8-K dated Sept. 10, 2019	4.01

4.19*	Supplemental Indenture dated as of June 8, 2020 between NSP-Minnesota and the Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $700 million principal amount of 2.60% First Mortgage Bonds, Series due June 1, 2051	NSP-Minnesota 8-K dated June 15, 2020	4.01
4.20*	Supplemental Indenture dated as of March 1, 2021 between NSP-Minnesota and the Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $425 million principal amount of 2.25% First Mortgage Bonds, Series due April 1, 2031 and $425 million principal amount of 3.20% First Mortgage Bonds, Series due April 1, 2052	NSP-Minnesota 8-K dated March 30, 2021	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Amendment and Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.33
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Schedule 14A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 26, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Oct. 1, 2021	Xcel Energy Inc. Form 10-Q for the quarter ended September 30, 2021	10.01
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01
10.26*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	99.02
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
NSP-Minnesota and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$33	$23	$24
Additions charged to costs and expenses	24	24	13
Additions charged to other accounts (a)	5	5	7
Deductions from reserves (b)	(17)	(19)	(21)
Balance at Dec. 31	$45	$33	$23
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 23, 2022	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ CHRISTOPHER B. CLARK
Robert C. Frenzel	Christopher B. Clark
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ JEFFREY S. SAVAGE
Brian J. Van Abel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Minnesota has not sent, and does not expect to send, an annual report or proxy statement to its security holder.