Form 10-Q
period 2022-03-31
NORTHERN STATES POWER CO
filed 2022-04-28
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2022
Common Stock, $0.01 par value	1,000,000 shares
Northern States Power Company meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by NSP-Minnesota. NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
OAG	Minnesota Office of Attorney General
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ALJ	Administrative Law Judge
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste.
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
CSPV	Crystalline Silicon Photovoltaic
CUB	Citizens Utility Board
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
IPP	Independent power producing entity
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TOs	Transmission owners

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Code of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Operating revenues
Electric, non-affiliates	$1,125	$1,024
Electric, affiliates	129	115
Natural gas	434	204
Other	10	9
Total operating revenues	1,698	1,352

Operating expenses
Electric fuel and purchased power	529	433
Cost of natural gas sold and transported	336	125
Cost of sales — other	5	5
Operating and maintenance expenses	306	298
Conservation program expenses	49	34
Depreciation and amortization	252	221
Taxes (other than income taxes)	73	69
Total operating expenses	1,550	1,185

Operating income	148	167

Other income, net	—	2
Allowance for funds used during construction — equity	6	7

Interest charges and financing costs
Interest charges — includes other financing costs of $2 and $2, respectively	69	63
Allowance for funds used during construction — debt	(2)	(3)
Total interest charges and financing costs	67	60

Income before income taxes	87	116
Income tax benefit	(40)	(12)
Net income	$127	$128

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Net income	$127	$128
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $— and $—, respectively	—	1

Total other comprehensive income	—	1
Total comprehensive income	$127	$129

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Operating activities
Net income	$127	$128
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	252	223
Nuclear fuel amortization	30	30
Deferred income taxes	(76)	(8)
Allowance for equity funds used during construction	(6)	(7)
Provision for bad debts	7	6
Net realized and unrealized hedging and derivatives transactions	(6)	(6)
Changes in operating assets and liabilities:
Accounts receivable	(67)	(12)
Accrued unbilled revenues	64	43
Inventories	53	38
Accounts payable	(25)	(38)
Net regulatory assets and liabilities	168	(268)
Other current liabilities	65	26
Pension and other employee benefit obligations	(6)	(36)
Other, net	(6)	(2)
Net cash provided by operating activities	574	117

Investing activities
Capital/construction expenditures	(341)	(474)
Purchase of investment securities	(156)	(199)
Proceeds from the sale of investment securities	147	194
Investments in utility money pool arrangement	(538)	—
Repayments from utility money pool arrangement	443	—
Other, net	(1)	(2)
Net cash used in investing activities	(446)	(481)

Financing activities
Repayments of short-term borrowings, net	—	(179)
Borrowings under utility money pool arrangement	—	434
Repayments under utility money pool arrangement	—	(434)
Proceeds from issuance of long-term debt	—	836
Capital contributions (to) from parent	(7)	424
Dividends paid to parent	(146)	(106)
Net cash (used in) provided by financing activities	(153)	975

Net change in cash, cash equivalents and restricted cash	(25)	611
Cash, cash equivalents and restricted cash at beginning of period	73	46
Cash, cash equivalents and restricted cash at end of period	$48	$657

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(73)	$(72)
Cash (paid) received for income taxes, net	(6)	1

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$97	$222
Inventory transfers to property, plant and equipment	6	5
Allowance for equity funds used during construction	6	7

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$48	$73
Accounts receivable, net	497	429
Accounts receivable from affiliates	29	29
Investments in money pool arrangements	186	91
Accrued unbilled revenues	256	319
Inventories	250	309
Regulatory assets	491	527
Derivative instruments	53	53
Prepayments and other	52	46
Total current assets	1,862	1,876

Property, plant and equipment, net	16,521	16,430

Other assets
Nuclear decommissioning fund and other investments	3,167	3,308
Regulatory assets	764	718
Derivative instruments	60	33
Operating lease right-of-use assets	387	408
Other	35	36
Total other assets	4,413	4,503
Total assets	$22,796	$22,809

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$300	$300
Accounts payable	440	522
Accounts payable to affiliates	54	63
Regulatory liabilities	161	117
Taxes accrued	346	260
Accrued interest	70	78
Dividends payable to parent	117	96
Derivative instruments	57	35
Operating lease liabilities	95	90
Other	185	166
Total current liabilities	1,825	1,727

Deferred credits and other liabilities
Deferred income taxes	1,837	1,949
Deferred investment tax credits	16	17
Regulatory liabilities	1,939	1,927
Asset retirement obligations	2,638	2,585
Derivative instruments	81	71
Pension and employee benefit obligations	105	112
Operating lease liabilities	326	353
Other	47	48
Total deferred credits and other liabilities	6,989	7,062

Capitalization
Long-term debt	6,449	6,447
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at March 31, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	5,202	5,202
Retained earnings	2,351	2,391
Accumulated other comprehensive loss	(20)	(20)
Total common stockholder's equity	7,533	7,573
Total liabilities and equity	$22,796	$22,809

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2022 and 2021
Balance at Dec 31, 2020	1,000,000	$—	$4,585	$2,206	$(22)	$6,769
Net income				128		128
Other comprehensive income					1	1
Dividends declared to parent				(108)		(108)
Contribution of capital by parent			400			400
Balance at March 31, 2021	1,000,000	$—	$4,985	$2,226	$(21)	$7,190

Balance at Dec. 31, 2021	1,000,000	$—	$5,202	$2,391	$(20)	$7,573
Net income				127		127
Dividends declared to parent				(167)		(167)
Balance at March 31, 2022	1,000,000	$—	$5,202	$2,351	$(20)	$7,533

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2022 and Dec. 31, 2021; the results of NSP-Minnesota’s operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three months ended March 31, 2022 and 2021; and NSP-Minnesota’s cash flows for the three months ended March 31, 2022 and 2021.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2022 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2021 balance sheet information has been derived from the audited 2021 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2021.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2021, filed with the SEC on Feb. 23, 2022. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2021 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
As of March 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Minnesota’s financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$546	$474
Less allowance for bad debts	(49)	(45)
Accounts receivable, net	$497	$429

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$184	$181
Fuel	58	81
Natural gas	8	47
Total inventories	$250	$309

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$19,676	$19,154
Natural gas plant	1,917	1,864
Common and other property	1,056	1,007
Plant to be retired (a)	700	719
Construction work in progress	658	984
Total property, plant and equipment	24,007	23,728
Less accumulated depreciation	(7,768)	(7,606)
Nuclear fuel	3,085	3,081
Less accumulated amortization	(2,803)	(2,773)
Property, plant and equipment, net	$16,521	$16,430
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
Money pool borrowings for NSP-Minnesota:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	6
Maximum amount outstanding	—	236
Weighted average interest rate, computed on a daily basis	N/A	0.07%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding for NSP-Minnesota:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$500	$500
Amount outstanding at period end	—	—
Average amount outstanding	4	26
Maximum amount outstanding	50	317
Weighted average interest rate, computed on a daily basis	0.15%	0.18%
Weighted average interest rate at period end	N/A	N/A
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $11 million and $9 million of letters of credit outstanding under the credit facility at March 31, 2022 and Dec. 31, 2021, respectively. Amounts approximate their fair value and are subject to fees.

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
At March 31, 2022, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$11	$489
(a)Expires in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2022 and Dec. 31, 2021.
Bilateral Credit Agreement — In April 2022, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2022, NSP-Minnesota’s outstanding letters of credit under the bilateral credit agreement were as follows:

(Millions of Dollars)	Limit	Amount Outstanding	Available
NSP-Minnesota	$75	$45	$30

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended March 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$337	$235	$6	$578
C&I	514	180	—	694
Other	9	—	4	13
Total retail	860	415	10	1,285
Wholesale	124	—	—	124
Transmission	61	—	—	61
Interchange	129	—	—	129
Other	6	2	—	8
Total revenue from contracts with customers	1,180	417	10	1,607
Alternative revenue and other	74	17	—	91
Total revenues	$1,254	$434	$10	$1,698

	Three Months Ended March 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$326	$114	$7	$447
C&I	416	79	—	495
Other	8	—	2	10
Total retail	750	193	9	952
Wholesale	98	—	—	98
Transmission	57	—	—	57
Interchange	115	—	—	115
Other	2	—	—	2
Total revenue from contracts with customers	1,022	193	9	1,224
Alternative revenue and other	117	11	—	128
Total revenues	$1,139	$204	$9	$1,352

6. Income Taxes
Note 7 to the consolidated financial statements included in NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2021 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.
Difference between the statutory rate and ETR:

	Three Months Ended March 31
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.0
Increases (decreases) in tax from:
Wind PTCs	(68.6)	(30.4)
Plant regulatory differences (a)	(5.7)	(7.8)
Other tax credits, net operating loss & tax credit allowances	(1.4)	(1.3)
Other (net)	1.7	1.2
Effective income tax rate	(46.0)%	(10.3)%
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
Unrealized gains for the nuclear decommissioning fund were $1.2 billion and $1.3 billion as of March 31, 2022 and Dec. 31, 2021, respectively, and unrealized losses were $37 million and $7 million as of March 31, 2022 and Dec. 31, 2021, respectively.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$80	$80	$—	$—	$—	$80
Commingled funds	871	—	—	—	1,258	1,258
Debt securities	626	—	606	10	—	616
Equity securities	409	1,159	1	—	—	1,160
Total	$1,986	$1,239	$607	$10	$1,258	$3,114
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $53 million of rabbi trust assets and other miscellaneous investments.

	Dec. 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$64	$64	$—	$—	$—	$64
Commingled funds	856	—	—	—	1,294	1,294
Debt securities	631	—	666	9	—	675
Equity securities	411	1,222	1	—	—	1,223
Total	$1,962	$1,286	$667	$9	$1,294	$3,256
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $52 million of rabbi trust assets and miscellaneous investments.
For the three months ended March 31, 2022 and 2021, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2022:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$2	$142	$193	$279	$616
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future deferred compensation plan distributions.
Cost and fair value of assets held in rabbi trusts:

	March 31, 2022
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
At March 31, 2022, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged interest rate transactions impact earnings. As of March 31, 2022, NSP-Minnesota had no unsettled interest rate derivatives.
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
At March 31, 2022, NSP-Minnesota had no commodity contracts designated as cash flow hedges. NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification of gains or losses for these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2022	Dec. 31, 2021
Megawatt hours of electricity	40	57
Million British thermal units of natural gas	86	85
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
As of March 31, 2022, seven of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $46 million, or 48%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. One of the ten most significant counterparties, comprising $21 million, or 22%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $27 million or 28% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Four of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activity —

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended March 31, 2022
Other derivative instruments
Natural gas commodity	$—	$2
Total	$—	$2

Three Months Ended March 31, 2021
Other derivative instruments
Natural gas commodity	$—	$1
Total	$—	$1

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2022
Other derivative instruments
Commodity trading	$—	$—		$1	(a)
Electric commodity	—	(1)	(b)	—
Natural gas commodity	—	1	(c)	(5)	(c)(d)
Total	$—	$—		$(4)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2021
Other derivative instruments
Commodity trading	$—	$—		$31	(a)
Electric commodity	—	(1)	(b)	—
Natural gas commodity	—	1	(c)	(3)	(c)(d)
Total	$—	$—		$28
(a)Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(b)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.
(c)Settlement losses related to natural gas operations are recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2022 and 2021.
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if NSP-Minnesota’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of March 31, 2022 and Dec. 31, 2021, there were $4 million and $3 million, respectively, of derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of March 31, 2022 and Dec. 31, 2021, there were approximately $83 million and $48 million, respectively, of derivative liabilities with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2022 and Dec. 31, 2021.

Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$26	$76	$53	$155	$(114)	$41	$9	$40	$22	$71	$(53)	$18
Electric commodity	—	—	10	10	—	10	—	—	30	30	(1)	29
Natural gas commodity	—	—	—	—	—	—	—	6	—	6	—	6
Total current derivative assets	$26	$76	$63	$165	$(114)	51	$9	$46	$52	$107	$(54)	53
PPAs (b)						2						—
Current derivative instruments						$53						$53
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$17	$42	$63	$122	$(62)	$60	$6	$34	$35	$75	$(42)	$33
Total noncurrent derivative assets	$17	$42	$63	$122	$(62)	$60	$6	$34	$35	$75	$(42)	$33

	March 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$32	$113	$12	$157	$(114)	$43	$13	$58	$4	$75	$(58)	$17
Electric commodity	—	—	1	1	(1)	—	—	—	1	1	(1)	—
Natural gas commodity	—	—	—	—	—	—	—	4	—	4	—	4
Total current derivative liabilities	$32	$113	$13	$158	$(115)	43	$13	$62	$5	$80	$(59)	21
PPAs (b)						14						14
Current derivative instruments						$57						$35
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$34	$63	$37	$134	$(86)	$48	$15	$48	$26	$89	$(53)	$36
Total noncurrent derivative liabilities	$34	$63	$37	$134	$(86)	48	$15	$48	$26	$89	$(53)	36
PPAs (b)						33						35
Noncurrent derivative instruments						$81						$71
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2022 and Dec. 31, 2021. At both March 31, 2022 and Dec. 31, 2021, derivative assets and liabilities include $15 million of obligations to return cash collateral. At March 31, 2022 and Dec. 31, 2021 derivative assets and liabilities include rights to reclaim cash collateral of $24 million and $16 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Balance at Jan 1	$56	$(11)
Settlements	(19)	(7)
Net transactions recorded during the period:
Gains recognized in earnings (a)	49	30
Net losses recognized as regulatory assets and liabilities	(10)	—
Balance at March 31	$76	$12
(a)Level 3 net gains recognized in earnings are subject to offsetting net losses of derivative instruments categorized as levels 1 and 2 in the income statement.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2022 and 2021.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,749	$6,984	$6,747	$7,761

Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7	$7	$—	$—
Interest cost (a)	6	6	1	1
Expected return on plan assets (a)	(12)	(13)	—	—
Amortization of prior service credit (a)	—	—	(1)	(1)
Amortization of net loss (a)	6	9	—	—
Settlement charge (b)	(1)	—	—	—
Net periodic benefit cost	6	9	—	—
Effects of regulation	1	(1)	—	—
Net benefit cost recognized for financial reporting	$7	$8	$—	$—
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)     In the first quarter of 2022, NSP-Minnesota recognized $1 million in settlement charge true-ups related to fourth quarter 2021.
In January 2022, contributions of $50 million were made across four of Xcel Energy’s pension plans, of which $5 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2022.

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
Rate Matters and Other
NSP-Minnesota is involved in various regulatory proceedings arising in the ordinary course of business. Until resolution, typically in the form of a rate order, uncertainties may exist regarding the ultimate rate treatment for certain activities and transactions. Amounts have been recognized for probable and reasonably estimable losses that may result. Unless otherwise disclosed, any reasonably possible range of loss in excess of any recognized amount is not expected to have a material effect on the financial statements.
Minnesota Winter Storm Uri Costs — In Minnesota, NSP-Minnesota is participating in a contested case regarding the prudency of incremental natural gas costs incurred during Winter Storm Uri. Other parties to the case have recommended significant cost disallowances, and while ultimate resolution of the matter is uncertain, it is reasonably possible that the MPUC could disallow certain deferred costs, resulting in earnings losses.
NSP-Minnesota strongly disagrees with the recommendations of the DOC, OAG and CUB, and believes that it acted prudently and according to MPUC approved procedures for the best interest of its customers and stakeholders.
NSP-Minnesota filed rebuttal testimony in January 2022 detailing its position that the disallowances recommended by other parties lack any merit in the prudency review given the pertinent facts regarding NSP-Minnesota’s actions before, during and after the storm event. In March 2022, following February 2022 ALJ hearings, the Company and intervenors subsequently submitted initial and reply briefs to the ALJ. The OAG modified its position, recommending disallowances of up to $148 million, the largest recommendation among the intervenor positions. An ALJ decision is expected in late May and an MPUC decision is expected in Q3 of 2022.
Sherco — In 2018, NSP-Minnesota and SMMPA (Co-owner of Sherco Unit 3) reached a settlement with GE related to a 2011 incident, which damaged the turbine at Sherco Unit 3 and resulted in an extended outage for repair. NSP-Minnesota notified the MPUC of its proposal to refund settlement proceeds to customers through the fuel clause adjustment.
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
In January 2021, the OAG and DOC recommended that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the fuel clause adjustment. NSP-Minnesota subsequently filed its response, asserting that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate. A final decision by the MPUC is pending. A loss related to this matter is deemed remote.

Westmoreland Arbitration — In November 2014, insurers of the Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged $36 million of business losses due to a turbine failure at Sherco Unit 3. Westmoreland’s insurers have recently clarified that they will seek to recover $19 million in damages, plus prejudgment interest. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards.
NSP-Minnesota denies the claims asserted by the Westmoreland insurers and believes it properly stopped the supply of coal based upon the force majeure provision. Parties participated in mediation in the second quarter of 2022. A final hearing has been scheduled for October 2022. At this stage of the proceeding, a reasonable estimate of damages or range of damages cannot be determined.
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
The FERC has subsequently issued various related orders (including Opinion Nos. 569, 569A and 569B) related to ROE methodology/calculations and timing. NSP-Minnesota has recognized a liability for its best estimate of final refunds to customers for applicable complaint periods.
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. Oral arguments were held in late 2021 and a decision is expected by the end of the third quarter of 2022.
Environmental
MGP, Landfill and Disposal Sites
NSP-Minnesota is investigating, remediating or performing post-closure actions at seven MGP, landfill or other disposal sites across its service territories.
NSP-Minnesota has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
Federal Clean Water Act Section 316(b) — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Minnesota estimates the likely future cost for complying with impingement and entrainment requirements is approximately $36 million, to be incurred between 2022 and 2028. NSP-Minnesota believes six plants could be required to make improvements to reduce impingement and entrainment. The exact total cost of the impingement and entrainment improvements is uncertain, but could be up to $188 million. NSP-Minnesota anticipates these costs will be fully recoverable through regulatory mechanisms.
Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$24	$19
Other operating leases (a)	3	2
Total operating lease expense (b)	$27	$21
(a)Includes immaterial short-term lease expense for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of March 31, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$390	$71	$461
Interest component of obligation	(28)	(12)	(40)
Present value of minimum obligation	$362	$59	421
Less current portion			(95)
Noncurrent operating lease liabilities			$326

Variable Interest Entities
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.

NSP-Minnesota had approximately 1,322 MW and 1,347 MW of capacity under long-term PPAs at March 31, 2022 and Dec. 31, 2021, respectively, with entities that have been determined to be variable interest entities. NSP-Minnesota concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(17)	$(3)	$(20)	$(19)	$(3)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives, net of taxes of $— and $—, respectively (a)	—	—	—	1	—	1
Accumulated other comprehensive loss at March 31	$(17)	$(3)	$(20)	$(18)	$(3)	$(21)
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
NSP-Minnesota’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues (a)	$1,254	$1,139
Net income	98	107
Regulated Natural Gas
Total revenues(b)	$434	$204
Net income	29	20
All Other
Total revenues	$10	$9
Net income	—	1
Consolidated Total
Total revenues (a)(b)	$1,698	$1,352
Net income	127	128
(a)    Operating revenues include $129 million and $115 million of affiliate electric revenue for the three months ended March 31, 2022 and 2021.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended March 31, 2022 and 2021.

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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Minnesota’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Minnesota. For the three months ended March 31, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Minnesota’s net income was approximately $127 million for the three months ended March 31, 2022 compared with approximately $128 million for the prior year, as regulatory recovery of capital investment was offset by increased depreciation and O&M expenses.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Electric revenues	$1,254	$1,139
Electric fuel and purchased power	(529)	(433)
Electric margin	$725	$706
Changes:

(Millions of Dollars)	Three Months Ended March 31, 2022 vs. 2021
Regulatory rate outcome (Minnesota)	$29
Non-fuel riders	26
Conservation and demand side revenues (offset in expense)	10
PTCs flowed back to customers (offset by lower ETR)	(39)
Other (net)	(7)
Total increase	$19
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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Natural gas revenues	$434	$204
Cost of natural gas sold and transported	(336)	(125)
Natural gas margin	$98	$79
Changes:

(Millions of Dollars)	Three Months Ended March 2022 vs. 2021
Regulatory rate outcomes (Minnesota, North Dakota)	$11
Estimated impact of weather	7
Gas sales and transport increase (excluding weather impact)	3
Other (net)	(2)
Total increase	$19
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $8 million due to timing of distribution maintenance and additional investments in technology and customer programs, partially offset by a reduction in benefit costs.
Depreciation and Amortization — Depreciation and amortization expense increased $31 million year-to-date. The increase was primarily driven by several wind farms going into service and normal system expansion.
Income Taxes — Income tax benefit increased $28 million for the first quarter. The increase was primarily driven by increased wind PTCs and lower pretax earnings in 2022. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. These were partially offset by lower plant regulatory differences.
In April 2022, the Internal Revenue Service published inflation factors used to determine the PTC rate. As a result, the 2022 PTC rate on the sale of electricity produced from wind is 2.7 cents per kilowatt hour, compared to 2.5 cents for 2021.
See Note 6 to the consolidated financial statements for further information.

Public Utility Regulation and Other
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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2021 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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
In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022.
Next steps in the procedural schedule are expected to be as follows:
•Intervenor testimony: Oct. 3, 2022.
•Rebuttal testimony: Nov. 8, 2022.
•Hearing: Dec. 13-16, 2022.
•ALJ Report: March 31, 2023.
•MPUC Order: June 30, 2023.
2022 Minnesota Natural Gas Rate Case — In November 2021, NSP-Minnesota filed a request with the MPUC for an annual natural gas rate increase of $36 million, or 6.6%. The filing is based on a 2022 forecast test year and includes a requested ROE of 10.5%, an equity ratio of 52.5% and a rate base of $934 million.
In December 2021, the MPUC approved interim rates of $25 million, subject to refund, effective Jan. 1, 2022.
Next steps in the procedural schedule are expected to be as follows:
•Intervenor testimony: Aug. 30, 2022.
•Rebuttal testimony: Oct. 4, 2022.
•Hearing: Nov. 1-4, 2022.
•ALJ Report: Feb. 6, 2023.
•MPUC Order: April 26, 2023.
2021 North Dakota Natural Gas Rate Case — In September 2021, NSP-Minnesota filed a request with the NDPSC for a natural gas rate increase of $7 million, or 10.5%. The filing is based on a requested ROE of 10.5%, an equity ratio of 52.54%, a 2022 forecast test year and a rate base of $124 million. Interim rates of $7 million, subject to refund, were implemented on Nov. 1, 2021.
In April 2022, NDPSC Staff recommended a $4 million increase, based on an ROE of 9.5% and an equity ratio of 52.0%. In April 2022, NSP-Minnesota updated its request to $6 million, or 8.8% based on a requested ROE of 10.5%, an equity ratio of 52.54% and an updated rate base of $115 million. Hearings are expected June 1-3, 2022. An NDPSC decision is expected in the third quarter of 2022.
Minnesota Relief and Recovery — In 2020, the MPUC opened a docket and invited utilities in the state to submit potential projects that would create jobs and help jump start the economy to offset the impacts of COVID-19.
The status of the various proposals is listed below:
•In April 2021, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an incremental investment of approximately $575 million. See further discussion within Sherco Solar Project below.
•In March 2022, the MPUC approved the public charging proposal for 21 sites and asked NSP-Minnesota to develop a proposal for additional investments in public charging infrastructure, but denied NSP-Minnesota’s proposal to provide $40 million of electric vehicle rebates due to concerns regarding legal authority.
Minnesota Resource Plan Settlement — In July 2019, NSP-Minnesota filed its Minnesota (Upper Midwest) resource plan, which runs through 2034.
In February 2022, the MPUC approved the following:
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
•Recognition of the need for 800 MW of additional firm dispatchable resources between 2027 and 2029. The dispatchable generation will require an approval through a certificate of need process.
2022 RES Electric Rider — In November 2021, NSP-Minnesota filed the RES Rider. The requested amount of $264 million includes a true-up (2020 and 2021 riders) of $154 million and the 2022 requested amount of $110 million. The filing included an ROE of 9.06%. An MPUC decision is pending.
2021 RES Electric Rider — In November 2020, NSP-Minnesota filed the RES Rider. The amount of $189 million included a true-up (2019 and 2020 riders) of $96 million and a 2021 amount of $93 million. The filing was based on an ROE of 9.06%. The rider was approved by the MPUC in March 2022.
2022 GUIC Natural Gas Rider — In October 2021, NSP-Minnesota filed the GUIC Rider for an amount of $27 million based on an ROE of 9.04%. An MPUC decision is pending.
2021 GUIC Natural Gas Rider — In October 2020, NSP-Minnesota filed the GUIC Rider for an amount of $27 million based on an ROE of 9.04%. An MPUC decision is pending.
2022 TCR Electric Rider — In November 2021, NSP-Minnesota filed the TCR Rider for an amount of $105 million based on an ROE of 9.06%. An MPUC decision is pending.

Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 10 to the consolidated financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2021 for further information. The circumstances set forth in Nuclear Power Operations included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2021, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
Other
Supply Chain
NSP-Minnesota’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. NSP-Minnesota continues to monitor the availability of materials and has sought to mitigate impacts by seeking alternative suppliers as necessary.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
The uncertainty of the investigation and the adverse impact on potential tariffs has resulted in the cancellation or delay of certain domestic solar projects.
In April 2021, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an initial estimated investment of approximately $575 million. NSP-Minnesota requested a delay in the procedural schedule due to recent solar supply chain disruptions and potential impact on pricing. We now anticipate a MPUC decision in Q4 2022 or Q1 2023. The proposed facilities are still expected to be in-service by the end of 2025.
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

NSP-Minnesota has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, February cost increases were deferred for future recovery with recovery proposed over a period of up to 63 months to mitigate the impact to customer bills. Additionally, NSP-Minnesota did not request recovery of financing costs in order to further limit the impact to our customers. NSP-Minnesota currently has approval for recovery of Winter Storm Uri costs in North Dakota. There were no material costs for South Dakota.
Regulatory Overview — In 2021, the MPUC allowed recovery of $179 million of costs (with no financing charge) starting in September 2021. The C&I class ($82 million) will be recovered over 27 months and the residential class ($97 million) will be recovered over a 63-month recovery period. The $179 million in extraordinary cost recovery is subject to refund pending the outcome of a contested case before an ALJ.
In December 2021, direct testimony was received from intervenors. A hearing before the ALJs took place in February 2022. The Company and intervenors subsequently submitted briefs. The DOC recommended that NSP-Minnesota be disallowed $122 million in costs. The OAG modified its position, recommending disallowances of $110 million to $148 million, and the CUB continues to recommend a $69 million disallowance.
Xcel Energy strongly disagrees with the recommendations of the DOC, OAG and CUB and believes that it acted prudently and according to MPUC approved procedures for the best interest of its customers and stakeholders. An ALJ decision is expected in late May and an MPUC decision is expected in Q3 of 2022.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. However, the Court of Appeals decision has been appealed to the U.S Supreme Court, where the Court heard argument in February and is expected to rule by June on the nature and extent of the EPA’s greenhouse gas regulatory authority. If any new rules require additional investment, NSP-Minnesota believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

Nuclear Fuel Supply
NSP-Minnesota has contracted for and has its 2022 and 2023 enriched nuclear material requirements in various stages of processing in Canada, Europe and the United States. We will continue to monitor the evolving situation in Ukraine and its global impacts to assess if further actions are required to assure a secure supply of enriched nuclear material. NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from Russia through 2030.

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
As of March 31, 2022, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2021, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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

Northern States Power Company (a Minnesota corporation)

4/28/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)