Form 10-Q
period 2022-06-30
NORTHERN STATES POWER CO
filed 2022-07-28
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2022
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
OAG	Minnesota Office of Attorney General
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ACE	Affordable Clean Energy
ALJ	Administrative Law Judge
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste.
CEO	Chief executive officer
CFO	Chief financial officer
CPP	Clean Power Plan
CSPV	Crystalline Silicon Photovoltaic
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
IPP	Independent power producing entity
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TOs	Transmission owners

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Operating revenues
Electric, non-affiliates	$1,191	$1,095	$2,316	$2,119
Electric, affiliates	133	131	262	246
Natural gas	167	80	601	284
Other	11	9	21	18
Total operating revenues	1,502	1,315	3,200	2,667

Operating expenses
Electric fuel and purchased power	578	487	1,107	920
Cost of natural gas sold and transported	109	32	445	157
Cost of sales — other	7	6	12	11
O&M expenses	304	313	610	611
Conservation program expenses	41	31	90	65
Depreciation and amortization	251	229	503	450
Taxes (other than income taxes)	68	66	141	135
Total operating expenses	1,358	1,164	2,908	2,349

Operating income	144	151	292	318

Other (expense) income, net	(5)	2	(5)	4
Allowance for funds used during construction — equity	6	7	12	14

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $4 and $4, respectively	72	70	141	133
Allowance for funds used during construction — debt	(3)	(3)	(5)	(6)
Total interest charges and financing costs	69	67	136	127

Income before income taxes	76	93	163	209
Income tax benefit	(42)	(19)	(82)	(32)
Net income	$118	$112	$245	$241

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net income	$118	$112	$245	$241
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $—, $—, $— and $—, respectively	—	—	—	1

Total other comprehensive income	—	—	—	1
Total comprehensive income	$118	$112	$245	$242

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2022	2021
Operating activities
Net income	$245	$241
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	507	453
Nuclear fuel amortization	61	56
Deferred income taxes	(144)	(30)
Allowance for equity funds used during construction	(12)	(14)
Provision for bad debts	9	12
Changes in operating assets and liabilities:
Accounts receivable	(16)	(62)
Accrued unbilled revenues	13	(22)
Inventories	(28)	16
Other current assets	1	10
Accounts payable	50	5
Net regulatory assets and liabilities	258	(105)
Other current liabilities	12	(45)
Pension and other employee benefit obligations	(7)	(35)
Other, net	20	(24)
Net cash provided by operating activities	969	456

Investing activities
Capital/construction expenditures	(752)	(842)
Purchase of investment securities	(787)	(628)
Proceeds from the sale of investment securities	769	410
Investments in utility money pool arrangement	(856)	(189)
Repayments from utility money pool arrangement	855	93
Other, net	2	(3)
Net cash used in investing activities	(769)	(1,159)

Financing activities
Repayments of short-term borrowings, net	—	(179)
Borrowings under utility money pool arrangement	—	434
Repayments under utility money pool arrangement	—	(434)
Proceeds from issuance of long-term debt	489	836
Repayment of long-term debt	(300)	—
Capital contributions (to) from parent	(7)	624
Dividends paid to parent	(263)	(216)
Other, net	—	2
Net cash (used in) provided by financing activities	(81)	1,067

Net change in cash, cash equivalents and restricted cash	119	364
Cash, cash equivalents and restricted cash at beginning of period	73	46
Cash, cash equivalents and restricted cash at end of period	$192	$410

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(129)	$(116)
Cash (paid) received for income taxes, net	(25)	4

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$148	$305
Inventory transfers to property, plant and equipment	9	6
Allowance for equity funds used during construction	12	14

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$192	$73
Accounts receivable, net	457	429
Accounts receivable from affiliates	27	29
Investments in money pool arrangements	92	91
Accrued unbilled revenues	306	319
Inventories	328	309
Regulatory assets	505	527
Derivative instruments	204	53
Prepayments and other	46	46
Total current assets	2,157	1,876

Property, plant and equipment, net	16,751	16,430

Other assets
Nuclear decommissioning fund and other investments	2,905	3,308
Regulatory assets	883	718
Derivative instruments	73	33
Operating lease right-of-use assets	366	408
Other	37	36
Total other assets	4,264	4,503
Total assets	$23,172	$22,809

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$400	$300
Accounts payable	577	522
Accounts payable to affiliates	85	63
Regulatory liabilities	277	117
Taxes accrued	251	260
Accrued interest	80	78
Dividends payable to parent	114	96
Derivative instruments	99	35
Operating lease liabilities	96	90
Other	216	166
Total current liabilities	2,195	1,727

Deferred credits and other liabilities
Deferred income taxes	1,713	1,949
Deferred investment tax credits	16	17
Regulatory liabilities	1,955	1,927
Asset retirement obligations	2,668	2,585
Derivative instruments	103	71
Pension and employee benefit obligations	105	112
Operating lease liabilities	303	353
Other	26	48
Total deferred credits and other liabilities	6,889	7,062

Commitments and contingencies
Capitalization
Long-term debt	6,540	6,447
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at June 30, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	5,213	5,202
Retained earnings	2,355	2,391
Accumulated other comprehensive loss	(20)	(20)
Total common stockholder's equity	7,548	7,573
Total liabilities and equity	$23,172	$22,809

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2022 and 2021
Balance at March 31, 2021	1,000,000	$—	$4,985	$2,226	$(21)	$7,190
Net income				112		112
Dividends declared to parent				(107)		(107)
Contribution of capital by parent			200			200
Balance at June 30, 2021	1,000,000	$—	$5,185	$2,231	$(21)	$7,395

Balance March 31, 2022	1,000,000	$—	$5,202	$2,351	$(20)	$7,533
Net income				118		118
Dividends declared to parent				(114)		(114)
Contribution of capital by parent			11			11
Balance at June 30, 2022	1,000,000	$—	$5,213	$2,355	$(20)	$7,548

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2022 and 2021
Balance at Dec. 31, 2020	1,000,000	$—	$4,585	$2,206	$(22)	$6,769
Net income				241		241
Other comprehensive income					1	1
Dividends declared to parent				(216)		(216)
Contribution of capital by parent			600			600
Balance at June 30, 2021	1,000,000	$—	$5,185	$2,231	$(21)	$7,395

Balance at Dec. 31, 2021	1,000,000	$—	$5,202	$2,391	$(20)	$7,573
Net income				245		245
Dividends declared to parent				(281)		(281)
Contribution of capital by parent			11			11
Balance at June 30, 2022	1,000,000	$—	$5,213	$2,355	$(20)	$7,548

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2022 and Dec. 31, 2021; the results of NSP-Minnesota’s operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the six months ended June 30, 2022 and 2021; and NSP-Minnesota’s cash flows for the six months ended June 30, 2022 and 2021.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2022 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2021 balance sheet information has been derived from the audited 2021 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2021.
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

2. Accounting Pronouncements
As of June 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Minnesota’s financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$502	$474
Less allowance for bad debts	(45)	(45)
Accounts receivable, net	$457	$429

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$190	$181
Fuel	106	81
Natural gas	32	47
Total inventories	$328	$309

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$19,826	$19,154
Natural gas plant	1,940	1,864
Common and other property	1,083	1,007
Plant to be retired (a)	682	719
Construction work in progress	896	984
Total property, plant and equipment	24,427	23,728
Less accumulated depreciation	(7,938)	(7,606)
Nuclear fuel	3,096	3,081
Less accumulated amortization	(2,834)	(2,773)
Property, plant and equipment, net	$16,751	$16,430
(a)Amounts include regulator-approved retirements of Sherco Units 1, 2 and 3 and A.S. King and are reported net of accumulated depreciation.

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
Money pool borrowings for NSP-Minnesota:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	6
Maximum amount outstanding	—	236
Weighted average interest rate, computed on a daily basis	N/A	0.07%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding for NSP-Minnesota:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$500	$500
Amount outstanding at period end	—	—
Average amount outstanding	—	26
Maximum amount outstanding	—	317
Weighted average interest rate, computed on a daily basis	N/A	0.18%
Weighted average interest rate at period end	N/A	N/A
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $11 million and $9 million of letters of credit outstanding under the credit facility at June 30, 2022 and Dec. 31, 2021, respectively. Amounts approximate their fair value and are subject to fees.

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
At June 30, 2022, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$500	$11	$489
(a)Expires in June 2024.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2022 and Dec. 31, 2021.
Bilateral Credit Agreement — In April 2022, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2022, NSP-Minnesota had $43 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings
During the three months ended June 30, 2022, NSP-Minnesota issued $500 million of 4.50% first mortgage bonds due June 1, 2052.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$338	$76	$3	$417
C&I	588	76	—	664
Other	10	—	8	18
Total retail	936	152	11	1,099
Wholesale	138	—	—	138
Transmission	63	—	—	63
Interchange	133	—	—	133
Other	(5)	3	—	(2)
Total revenue from contracts with customers	1,265	155	11	1,431
Alternative revenue and other	59	12	—	71
Total revenues	$1,324	$167	$11	$1,502

	Three Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$334	$38	$7	$379
C&I	547	29	—	576
Other	8	—	2	10
Total retail	889	67	9	965
Wholesale	69	—	—	69
Transmission	58	—	—	58
Interchange	131	—	—	131
Other	3	4	—	7
Total revenue from contracts with customers	1,150	71	9	1,230
Alternative revenue and other	76	9	—	85
Total revenues	$1,226	$80	$9	$1,315

	Six Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$675	$311	$9	$995
C&I	1,102	256	—	1,358
Other	19	—	12	31
Total retail	1,796	567	21	2,384
Wholesale	263	—	—	263
Transmission	124	—	—	124
Interchange	262	—	—	262
Other	1	5	—	6
Total revenue from contracts with customers	2,446	572	21	3,039
Alternative revenue and other	132	29	—	161
Total revenues	$2,578	$601	$21	$3,200

	Six Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$660	$152	$14	$826
C&I	964	108	—	1,072
Other	15	—	4	19
Total retail	1,639	260	18	1,917
Wholesale	167	—	—	167
Transmission	114	—	—	114
Interchange	246	—	—	246
Other	5	3	—	8
Total revenue from contracts with customers	2,171	263	18	2,452
Alternative revenue and other	194	21	—	215
Total revenues	$2,365	$284	$18	$2,667

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.0
Increases (decreases) in tax from:
Wind PTCs (a)	(71.7)	(34.8)
Plant regulatory differences (b)	(6.2)	(8.0)
Other tax credits, net operating loss & tax credit allowances	(1.5)	(1.3)
Other (net)	1.1	0.8
Effective income tax rate	(50.3)%	(15.3)%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.

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
Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated, and may result in Level 3 classification.
Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments, generally referred to as FTRs. FTRs purchased from a RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path.
The values of these instruments are derived from, and designed to offset, the costs of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of these instruments. FTRs are recognized at estimated fair value and adjusted each period prior to settlement. Given the limited observability of certain variables underlying the reported auction values of FTRs, these fair value measurements have been assigned a Level 3.
If costs of electric transmission congestion increase or decrease for a given path, the value of that particular instrument will likewise increase or decrease. Net congestion costs, including the impact of FTR settlements, are shared through fuel and purchased energy cost recovery mechanisms. As such, the fair value of the unsettled instruments (i.e., derivative asset or liability) is offset/deferred as a regulatory asset or liability.
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
Unrealized gains for the nuclear decommissioning fund were $1.0 billion and $1.3 billion as of June 30, 2022 and Dec. 31, 2021, respectively, and unrealized losses were $76 million and $7 million as of June 30, 2022 and Dec. 31, 2021, respectively.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$53	$53	$—	$—	$—	$53
Commingled funds	835	—	—	—	1,209	1,209
Debt securities	668	—	615	6	—	621
Equity securities	407	971	1	—	—	972
Total	$1,963	$1,024	$616	$6	$1,209	$2,855
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $50 million of other investments, including the rabbi trust.

	Dec. 31, 2021
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$64	$64	$—	$—	$—	$64
Commingled funds	856	—	—	—	1,294	1,294
Debt securities	631	—	666	9	—	675
Equity securities	411	1,222	1	—	—	1,223
Total	$1,962	$1,286	$667	$9	$1,294	$3,256
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $52 million of other investments, including the rabbi trust.
For the three and six months ended June 30, 2022 and 2021, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2022:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$3	$190	$232	$196	$621
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
At June 30, 2022, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged interest rate transactions impact earnings. As of June 30, 2022, NSP-Minnesota had no unsettled interest rate derivatives.
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
At June 30, 2022, NSP-Minnesota had no commodity contracts designated as cash flow hedges. NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification of gains or losses for these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2022	Dec. 31, 2021
Megawatt hours of electricity	76	57
Million British thermal units of natural gas	106	85
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

As of June 30, 2022, eight of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $33 million, or 31%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. One of the ten most significant counterparties, comprising $24 million, or 23%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $47 million or 45% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Four of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activity —

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2022
Other derivative instruments
Electric commodity	$7
Natural gas commodity	$(1)
Total	$6
Six Months Ended June 30, 2022
Other derivative instruments
Electric commodity	$6
Natural gas commodity	2
Total	$8

Three Months Ended June 30, 2021
Other derivative instruments
Electric commodity	$3
Natural gas commodity	$1
Total	$4
Six Months Ended June 30, 2021
Other derivative instruments
Electric commodity	$3
Natural gas commodity	2
Total	$5

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2022
Other derivative instruments
Commodity trading	$—	$—		$5	(b)
Electric commodity	—	(1)	(c)	—
Total	$—	$(1)		$5
Six Months Ended June 30, 2022
Other derivative instruments
Commodity trading	$—	$—		$6	(b)
Electric commodity	—	(3)	(c)	—
Natural gas commodity	—	2	(d)	(5)	(d)(e)
Total	$—	$(1)		$1

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2021
Other derivative instruments
Commodity trading	$—		$—		$2	(b)
Electric commodity	—		(1)	(c)	—
Total	$—		$(1)		$2
Six Months Ended June 30, 2021
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$33	(b)
Electric commodity	—		(12)	(c)	—
Natural gas commodity	—		1	(d)	(3)	(d)(e)
Total	$—		$(11)		$30
(a)Recorded to interest charges.
(b)Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate. All FTR settlements are shared with customers and do not have a material impact on net income. Presented amounts reflect changes in fair value between auction and settlement dates, but exclude the original auction fair value.
(d)Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(e)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2022 and 2021.
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
As of June 30, 2022 and Dec. 31, 2021, there were $11 million and $3 million, respectively, of derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of June 30, 2022 and Dec. 31, 2021, there were approximately $110 million and $48 million, respectively, of derivative liabilities with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that NSP-Minnesota’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2022 and Dec. 31, 2021.

Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$32	$128	$61	$221	$(160)	$61	$9	$40	$22	$71	$(53)	$18
Electric commodity (b)	—	—	144	144	(3)	141	—	—	30	30	(1)	29
Natural gas commodity	—	—	—	—	—	—	—	6	—	6	—	6
Total current derivative assets	$32	$128	$205	$365	$(163)	202	$9	$46	$52	$107	$(54)	53
PPAs (c)						2						—
Current derivative instruments						$204						$53
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$26	$49	$79	$154	$(81)	$73	$6	$34	$35	$75	$(42)	$33
Total noncurrent derivative assets	$26	$49	$79	$154	$(81)	$73	$6	$34	$35	$75	$(42)	$33

	June 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$35	$172	$11	$218	$(134)	$84	$13	$58	$4	$75	$(58)	$17
Electric commodity	—	—	3	3	(3)	—	—	—	1	1	(1)	—
Natural gas commodity	—	1	—	1	—	1	—	4	—	4	—	4
Total current derivative liabilities	$35	$173	$14	$222	$(137)	85	$13	$62	$5	$80	$(59)	21
PPAs (c)						14						14
Current derivative instruments						$99						$35
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$47	$77	$40	$164	$(93)	$71	$15	$48	$26	$89	$(53)	$36
Total noncurrent derivative liabilities	$47	$77	$40	$164	$(93)	71	$15	$48	$26	$89	$(53)	36
PPAs (c)						32						35
Noncurrent derivative instruments						$103						$71
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2022 and Dec. 31, 2021. At both June 30, 2022 and Dec. 31, 2021, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2022 and Dec. 31, 2021 derivative assets and liabilities include rights to reclaim cash collateral of $12 million and $16 million, respectively. The counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Amounts relate to FTR instruments administered by MISO (annual auctions occurring in the second quarter). These instruments are utilized/intended to offset the impacts of transmission system congestion. Higher congestion costs have led to an increase in the fair value of FTRs. Due to regulatory recovery, changes in fair value are deferred as a regulatory asset or liability and do not have a material impact on net income.
(c)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Balance at April 1	$76	$12
Purchases/Issuances (a)	158	54
Settlements (a)	(73)	(19)
Net transactions recorded during the period:
Gains recognized in earnings (b)	41	33
Net gains recognized as regulatory assets and liabilities (a)	28	12
Balance at June 30	$230	$92
	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Balance at Jan. 1	$56	$(11)
Purchases/Issuances (a)	157	54
Settlements (a)	(92)	(26)
Net transactions recorded during the period:
Gains recognized in earnings (b)	91	63
Net gains recognized as regulatory assets and liabilities (a)	18	12
Balance at June 30	$230	$92
(a)Relates primarily to FTR instruments administered by MISO (annual auctions occurring in the second quarter). These instruments are utilized/intended to offset the impacts of transmission system congestion. Higher congestion costs have led to an increase in the fair value of FTRs. Due to regulatory recovery, changes in fair value are deferred as a regulatory asset or liability and do not have a material impact on net income.
(b)Relates to commodity trading and is subject to offsetting losses of derivative instruments categorized as levels 1 and 2 in the consolidated income statement.
NSP-Minnesota recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the six months ended June 30, 2022 and 2021.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,940	$6,984	$6,747	$7,761
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7	$8	$—	$—
Interest cost (a)	6	6	—	—
Expected return on plan assets (a)	(12)	(13)	—	—
Amortization of prior service credit (a)	—	—	—	(1)
Amortization of net loss (a)	6	8	—	1
Net periodic benefit cost	7	9	—	—
Effects of regulation	—	(1)	—	—
Net benefit cost recognized for financial reporting	$7	$8	$—	$—

	Six Months Ended June 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$14	$15	$—	$—
Interest cost (a)	12	12	1	1
Expected return on plan assets (a)	(24)	(26)	—	—
Amortization of prior service credit (a)	—	—	(1)	(2)
Amortization of net loss (a)	12	17	—	1
Settlement charge (b)	(1)	—	—	—
Net periodic benefit cost	13	18	—	—
Effects of regulation	1	(2)	—	—
Net benefit cost recognized for financial reporting	$14	$16	$—	$—
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
Minnesota Winter Storm Uri Costs — NSP-Minnesota is participating in a contested case regarding the prudency of incremental natural gas costs incurred during Winter Storm Uri. Other parties to the case have recommended significant cost disallowances, and while ultimate resolution of the matter is uncertain, it is reasonably possible that the MPUC could disallow certain deferred costs, resulting in earnings losses.
NSP-Minnesota filed rebuttal testimony in January 2022 detailing its position that the disallowances recommended by other parties lack any merit in the prudency review given the pertinent facts regarding NSP-Minnesota’s actions before, during and after the storm event.
In March 2022, following February 2022 ALJ hearings, the OAG recommended a disallowance of up to $148 million, the largest recommendation among the intervenor positions. In May 2022, the ALJs found that the natural gas costs for Winter Storm Uri were prudently incurred and recommended no disallowances. A MPUC decision is expected in August 2022.
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
In July 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the prudence of the replacement power costs incurred by NSP-Minnesota. A final decision by the MPUC is expected in mid-2023. A loss related to this matter is deemed remote.
Westmoreland Arbitration — In November 2014, insurers of the Westmoreland Coal Company filed an arbitration demand against NSP-Minnesota, SMMPA and Western Fuels Association, seeking recovery of alleged business losses due to a turbine failure at Sherco Unit 3, which currently include $19 million in damages, plus prejudgment interest. The Westmoreland insurers claim NSP-Minnesota’s invocation of the force majeure clause to stop the supply of coal was improper because the incident was allegedly caused by NSP-Minnesota’s failure to conform to industry maintenance standards.
NSP-Minnesota denies the claims asserted by the Westmoreland insurers and believes it properly stopped the supply of coal based upon the force majeure provision. In the second quarter of 2022, this matter settled for $2 million.
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

In August 2020, the EPA published its final rule to implement closure by April 2021 for CCR impoundments. This final rule required Xcel Energy to expedite closure plans for one impoundment.
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
Federal Clean Water Act Section 316(b) — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Minnesota estimates capital expenditures of approximately $36 million to comply with impingement and entrainment requirements. NSP-Minnesota believes six plants could be required to make improvements to reduce impingement and entrainment. NSP-Minnesota anticipates these costs will be recoverable through regulatory mechanisms.
Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$24	$17
Other operating leases (a)	2	3
Total operating lease expense (b)	$26	$20
(a)Includes short-term lease expense of $1 million for 2022 and 2021, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$49	$36
Other operating leases (a)	4	5
Total operating lease expense (b)	$53	$41
(a)Includes short-term lease expense of $1 million for 2022 and 2021, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of June 30, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$366	$69	$435
Interest component of obligation	(25)	(11)	(36)
Present value of minimum obligation	$341	$58	399
Less current portion			(96)
Noncurrent operating lease liabilities			$303
Variable Interest Entities
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
NSP-Minnesota had approximately 1,322 MW and 1,347 MW of capacity under long-term PPAs at June 30, 2022 and Dec. 31, 2021, respectively, with entities that have been determined to be variable interest entities. NSP-Minnesota concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(17)	$(3)	$(20)	$(18)	$(3)	$(21)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	—	—	—
Accumulated other comprehensive loss at June 30	$(17)	$(3)	$(20)	$(18)	$(3)	$(21)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(17)	$(3)	$(20)	$(19)	$(3)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	1	—	1
Accumulated other comprehensive loss at June 30	$(17)	$(3)	$(20)	$(18)	$(3)	$(21)
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
NSP-Minnesota’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Regulated Electric
Operating revenues (a)	$1,324	$1,226
Intersegment revenue	—	1
Total revenues	$1,324	$1,227
Net income	113	112
Regulated Natural Gas
Operating revenues (b)	$167	$80
Intersegment revenue	1	—
Total revenues	$168	$80
Net income (loss)	4	(1)
All Other
Total revenues	$11	$9
Net income	1	1
Consolidated Total
Operating revenues (a)(b)	$1,503	$1,316
Reconciling eliminations	(1)	(1)
Total revenues	$1,502	$1,315
Net income	118	112
(a)    Operating revenues include $133 million and $131 million of affiliate electric revenue for the three months ended June 30, 2022 and 2021.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended June 30, 2022 and 2021.

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Regulated Electric
Operating revenues (a)	$2,578	$2,365
Intersegment revenue	—	1
Total revenues	$2,578	$2,366
Net income	211	219
Regulated Natural Gas
Operating revenues (b)	$601	$284
Intersegment revenue	1	1
Total revenues	$602	$285
Net income	33	19
All Other
Total operating revenues	$21	$18
Net income	1	3
Consolidated Total
Operating revenues (a)(b)	$3,201	$2,669
Reconciling eliminations	(1)	(2)
Total operating revenues	$3,200	$2,667
Net income	245	241
(a)    Operating revenues include $262 million and $246 million of affiliate electric revenue for the six months ended June 30, 2022 and 2021.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the six months ended June 30, 2022 and 2021.

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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Minnesota’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Minnesota. For the three and six months ended June 30, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Minnesota’s net income was approximately $245 million for the six months ended June 30, 2022 compared with approximately $241 million for the prior year. The increase reflects regulatory recovery of capital investment, offset by increased depreciation and interest expense.
Electric Margin
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations generally have minimal impact on earnings due to fuel recovery mechanisms. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Electric revenues	$2,578	$2,365
Electric fuel and purchased power	(1,107)	(920)
Electric margin	$1,471	$1,445

(Millions of Dollars)	Six Months Ended June 30, 2022 vs. 2021
Regulatory rate outcome (Minnesota)	$63
Non-fuel riders	25
Conservation and demand side revenues (offset in expense)	17
PTCs flowed back to customers (offset by lower ETR)	(69)
Proprietary commodity trading, net of sharing (a)	(15)
Other (net)	5
Total increase	$26
(a)Includes $12 million of trading margin recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri.

Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas revenues, cost of natural gas sold and transported and natural gas margin and explanation of the changes are listed as follows:

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Natural gas revenues	$601	$284
Cost of natural gas sold and transported	(445)	(157)
Natural gas margin	$156	$127

(Millions of Dollars)	Six Months Ended June 30, 2022 vs. 2021
Regulatory rate outcomes (Minnesota, North Dakota)	$17
Estimated impact of weather	9
Other (net)	3
Total increase	$29
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $53 million year-to-date. The increase was primarily driven by several wind farms going into service and normal system expansion.
Other (Expense) Income — Other (expense) income decreased $9 million year-to-date, largely related to rabbi trust performance, which is primarily offset in O&M expenses (employee benefit costs).
Interest Charges — Interest charges increased $8 million year-to-date, largely due to increased long-term debt levels to fund capital investments and deferred balances related to Winter Storm Uri.
Income Taxes — Income tax benefit increased $50 million for the first six months of 2022. The increase was primarily driven by increased wind PTCs due to several new wind farms going into service and greater production at existing wind farms and lower pretax earnings in 2022. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. These were partially offset by lower plant regulatory differences.
In April 2022, the Internal Revenue Service published inflation factors used to determine the PTC rate. As a result, the 2022 PTC rate on the sale of electricity produced from wind is 2.6 cents per kilowatt hour, compared to 2.5 cents for 2021.
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
In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022. A current liability that represents NSP-Minnesota’s best estimate of a refund obligation associated with interim rates was recorded as of June 30, 2022.
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

In May 2022, NSP-Minnesota and NDPSC Staff reached a natural gas settlement, which reflects a rate increase of $5 million, based on a 9.8% ROE and 52.54% equity ratio. A NDPSC decision is expected in the third quarter of 2022.
2022 South Dakota Electric Rate Case — On June 30, 2022, NSP-Minnesota filed a South Dakota electric rate case (first since 2014) seeking a revenue increase of approximately $44 million. The filing is based on a 2021 historic test year adjusted for certain known and measurable changes for 2022 and 2023, a requested ROE of 10.75%, rate base of approximately $947 million and an equity ratio of 53%. Final rates are expected to be effective in the first quarter of 2023.
Wind Repowering — In January 2021, the MPUC approved NSP-Minnesota’s request for the repowering of 651 MW of owned wind projects. Two of the four repowering projects, where construction has not yet begun (in-service dates in 2025), now expect costs in excess of the original approval. Evaluation of options to mitigate the impact of these cost increases is on-going. An update to the MPUC is expected in the third or fourth quarter 2022.
Sherco Solar Proposal — In April 2021, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an initial estimated investment of approximately $575 million. NSP-Minnesota requested a delay in the procedural schedule due to recent solar supply chain disruptions and potential impact on pricing. An updated request was filed with the MPUC in July 2022 and a decision is now anticipated in the fourth quarter of 2022 or the first quarter of 2023. The proposed facilities are still expected to be in-service by the end of 2025.
Wind PPA Buyout — In July 2022, NSP-Minnesota requested approval from the MPUC for updated agreements with ALLETE Clean Energy to purchase the repowered 100 MW Northern Wind Facility and 22 MW Rock Aetna Facility. The MPUC previously approved NSP-Minnesota’s acquisition of the projects, but the agreements required further approval due to updated terms of the acquisition, including an increase in the purchase price. The price increase is offset by higher expected PTC benefits, resulting in minimal change to the net cost to customers.
2022 RES Electric Rider — In November 2021, NSP-Minnesota filed the RES Rider. The requested amount of $264 million includes a true-up (2020 and 2021 riders) of $154 million and the 2022 requested amount of $110 million. A MPUC decision is pending.
2022 GUIC Natural Gas Rider — In October 2021, NSP-Minnesota filed the GUIC Rider for an amount of $27 million. A MPUC decision is pending.
2021 GUIC Natural Gas Rider — In October 2020, NSP-Minnesota filed the GUIC Rider for an amount of $27 million. A MPUC decision is pending.
2022 TCR Electric Rider — In November 2021, NSP-Minnesota filed the TCR Rider for an amount of $105 million. A MPUC decision is pending.
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
Advanced Metering Infrastructure Implementation
Supply chain issues associated with semi-conductors have delayed the availability of advanced metering infrastructure electric meters. Impacts are currently being evaluated and the 2022 and 2023 deployment schedule could be impacted.
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
In April 2021, NSP-Minnesota proposed to add 460 MW of solar facilities at the Sherco site with an initial estimated investment of approximately $575 million. NSP-Minnesota requested a delay in the procedural schedule due to recent solar supply chain disruptions and potential impact on pricing. An updated request was filed with the MPUC in July 2022 and a decision is now anticipated in the fourth quarter of 2022 or the first quarter of 2023. The proposed facilities are still expected to be in-service by the end of 2025.
MISO Capacity Credits
The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing and is expected to generate revenues to the NSP System of approximately $89 million in 2022 and approximately $64 million in 2023. During the second quarter of 2022, the NSP System received approximately $13 million of capacity credits.
NSP-Minnesota’s approximate share is $75 million of 2022 capacity revenues. These revenues will primarily be used to mitigate customer rate increases or returned through earnings sharing or other mechanisms.
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
Minnesota Regulatory Overview — In 2021, the MPUC allowed recovery of $179 million of costs (with no financing charge) starting in September 2021, with a potential true-up pending a prudency review. The C&I class ($82 million) will be recovered over 27 months and the residential class ($97 million) will be recovered over a 63-month recovery period.
The Department of Commerce recommended a disallowance of $122 million, the Office of the Attorney General recommended disallowances of $110 million to $148 million and the Citizens Utility Board recommended a $69 million disallowance.
In May 2022, the ALJs found the Winter Storm Uri fuel costs were prudently incurred and recommended no disallowances. A MPUC decision is expected in August 2022.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the ACE rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the ACE rule. That decision essentially held that EPA’s previous economy-wide regulatory approach taken in the 2015 CPP was consistent with the Clean Air Act. If upheld, that decision would have allowed the EPA to proceed with alternate regulation of coal-fired power plants consistent with the CPP approach. However, the Court of Appeals decision was appealed to the U.S Supreme Court. In a June 30, 2022, ruling, the Supreme Court held that a CPP economy-wide approach is not consistent with the Clean Air Act. Thus, if EPA is to proceed with new rules, they must be consistent with this ruling and be more similar to the ACE rule “inside the fenceline” approach. If any new rules require additional investment, NSP-Minnesota believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

Nuclear Fuel Supply
NSP-Minnesota has contracted for and has its 2022 and 2023 enriched nuclear material requirements in various stages of processing in Canada, Europe and the United States. We will continue to monitor the evolving situation in Ukraine and its global impacts and will take necessary actions to ensure a secure supply of enriched nuclear material. NSP-Minnesota is scheduled to take delivery of approximately 30% of its average enriched nuclear material requirements from Russia through 2030.

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
As of June 30, 2022, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	Amended and Restated Bylaws of NSP-Minnesota, dated Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Trust Indenture dated as of May 1, 2022 between NSP-Minnesota and the Bank of New York Mellon Trust Company, N.A., as successor trustee, creating $500,000,000 aggregate principal amount of 4.50% First Mortgage Bonds, Series due June 1, 2052	NSP-Minnesota Form 8-K dated May 9, 2022	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

7/28/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)