Form 10-Q
period 2022-09-30
NORTHERN STATES POWER CO
filed 2022-10-27
CIK 1123852

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 27, 2022
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
OAG	Minnesota Office of Attorney General
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard
TCR	Transmission cost recovery adjustment

Other
ACE	Affordable Clean Energy
ALJ	Administrative Law Judge
AMT	Alternative minimum tax
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste.
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CSPV	Crystalline Silicon Photovoltaic
CUB	Citizens Utility Board
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
IPP	Independent power producing entity
IRA	Inflation Reduction Act
ITC	Investment tax credit
JSC	Just Solar Coalition
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TOs	Transmission owners
XLI	Xcel Large Industrial Customers

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters, including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2022	2021	2022	2021
Operating revenues
Electric, non-affiliates	$1,598	$1,350	$3,914	$3,469
Electric, affiliates	132	127	394	373
Natural gas	102	70	703	353
Other	12	10	33	29
Total operating revenues	1,844	1,557	5,044	4,224

Operating expenses
Electric fuel and purchased power	750	574	1,857	1,494
Cost of natural gas sold and transported	65	30	510	187
Cost of sales — other	7	6	19	16
O&M expenses	305	287	915	899
Conservation program expenses	45	35	135	101
Depreciation and amortization	256	239	759	689
Taxes (other than income taxes)	69	65	210	200
Total operating expenses	1,497	1,236	4,405	3,586

Operating income	347	321	639	638

Other (expense) income, net	(4)	—	(9)	4
Allowance for funds used during construction — equity	9	8	21	23

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $6 and $6, respectively	75	69	216	202
Allowance for funds used during construction — debt	(4)	(3)	(9)	(9)
Total interest charges and financing costs	71	66	207	193

Income before income taxes	281	263	444	472
Income tax expense (benefit)	12	15	(70)	(17)
Net income	$269	$248	$514	$489

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2022	2021	2022	2021
Net income	$269	$248	$514	$489
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax of $—, $—, $— and $—, respectively	—	—	—	1

Total other comprehensive income	—	—	—	1
Total comprehensive income	$269	$248	$514	$490

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2022	2021
Operating activities
Net income	$514	$489
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	765	694
Nuclear fuel amortization	91	86
Deferred income taxes	(167)	(2)
Allowance for equity funds used during construction	(21)	(23)
Provision for bad debts	10	17
Net realized and unrealized hedging and derivatives transactions	23	(27)
Changes in operating assets and liabilities:
Accounts receivable	(56)	(55)
Accrued unbilled revenues	40	21
Inventories	(107)	(1)
Other current assets	5	1
Accounts payable	57	81
Net regulatory assets and liabilities	325	(312)
Other current liabilities	88	15
Pension and other employee benefit obligations	(9)	(38)
Other, net	9	(24)
Net cash provided by operating activities	1,567	922

Investing activities
Capital/construction expenditures	(1,293)	(1,368)
Purchase of investment securities	(1,055)	(540)
Proceeds from the sale of investment securities	1,029	531
Investments in utility money pool arrangement	(1,426)	(464)
Repayments from utility money pool arrangement	1,408	394
Other, net	5	3
Net cash used in investing activities	(1,332)	(1,444)

Financing activities
Repayments of short-term borrowings, net	—	(179)
Borrowings under utility money pool arrangement	—	434
Repayments under utility money pool arrangement	—	(434)
Proceeds from issuance of long-term debt	489	836
Repayment of long-term debt	(300)	—
Capital contributions from parent	4	644
Dividends paid to parent	(442)	(322)
Net cash (used in) provided by financing activities	(249)	979

Net change in cash, cash equivalents and restricted cash	(14)	457
Cash, cash equivalents and restricted cash at beginning of period	73	46
Cash, cash equivalents and restricted cash at end of period	$59	$503

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(198)	$(189)
Cash (paid) received for income taxes, net	(53)	9

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$162	$233
Inventory transfers to property, plant and equipment	9	8
Operating lease right-of-use assets	1	—
Allowance for equity funds used during construction	21	23

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$59	$73
Accounts receivable, net	495	429
Accounts receivable from affiliates	16	29
Investments in money pool arrangements	109	91
Accrued unbilled revenues	279	319
Inventories	407	309
Regulatory assets	436	527
Derivative instruments	168	53
Prepayments and other	42	46
Total current assets	2,011	1,876

Property, plant and equipment, net	17,070	16,430

Other assets
Nuclear decommissioning fund and other investments	2,789	3,308
Regulatory assets	953	718
Derivative instruments	74	33
Operating lease right-of-use assets	346	408
Other	29	36
Total other assets	4,191	4,503
Total assets	$23,272	$22,809

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$400	$300
Accounts payable	586	522
Accounts payable to affiliates	89	63
Regulatory liabilities	250	117
Taxes accrued	311	260
Accrued interest	80	78
Dividends payable to parent	117	96
Derivative instruments	58	35
Operating lease liabilities	97	90
Other	233	166
Total current liabilities	2,221	1,727

Deferred credits and other liabilities
Deferred income taxes	1,667	1,949
Deferred investment tax credits	16	17
Regulatory liabilities	1,976	1,927
Asset retirement obligations	2,699	2,585
Derivative instruments	103	71
Pension and employee benefit obligations	105	112
Operating lease liabilities	280	353
Other	29	48
Total deferred credits and other liabilities	6,875	7,062

Commitments and contingencies
Capitalization
Long-term debt	6,541	6,447
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	5,213	5,202
Retained earnings	2,442	2,391
Accumulated other comprehensive loss	(20)	(20)
Total common stockholder's equity	7,635	7,573
Total liabilities and equity	$23,272	$22,809

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2022 and 2021
Balance at June 30, 2021	1,000,000	$—	$5,185	$2,231	$(21)	$7,395
Net income				248		248
Dividends declared to parent				(109)		(109)
Contribution of capital by parent			24			24
Balance at Sept. 30, 2021	1,000,000	$—	$5,209	$2,370	$(21)	$7,558

Balance June 30, 2022	1,000,000	$—	$5,213	$2,355	$(20)	$7,548
Net income				269		269
Dividends declared to parent				(182)		(182)
Balance at Sept. 30, 2022	1,000,000	$—	$5,213	$2,442	$(20)	$7,635

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2022 and 2021
Balance at Dec. 31, 2020	1,000,000	$—	$4,585	$2,206	$(22)	$6,769
Net income				489		489
Other comprehensive income					1	1
Dividends declared to parent				(325)		(325)
Contribution of capital by parent			624			624
Balance at Sept. 30, 2021	1,000,000	$—	$5,209	$2,370	$(21)	$7,558

Balance at Dec. 31, 2021	1,000,000	$—	$5,202	$2,391	$(20)	$7,573
Net income				514		514
Dividends declared to parent				(463)		(463)
Contribution of capital by parent			11			11
Balance at Sept. 30, 2022	1,000,000	$—	$5,213	$2,442	$(20)	$7,635

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2022 and Dec. 31, 2021; the results of NSP-Minnesota’s operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2022 and 2021; and NSP-Minnesota’s cash flows for the nine months ended Sept. 30, 2022 and 2021.
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

2. Accounting Pronouncements
As of Sept. 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Minnesota’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$538	$474
Less allowance for bad debts	(43)	(45)
Accounts receivable, net	$495	$429

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$197	$181
Fuel	117	81
Natural gas	93	47
Total inventories	$407	$309

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$20,044	$19,154
Natural gas plant	1,993	1,864
Common and other property	1,091	1,007
Plant to be retired (a)	682	719
Construction work in progress	1,102	984
Total property, plant and equipment	24,912	23,728
Less accumulated depreciation	(8,083)	(7,606)
Nuclear fuel	3,105	3,081
Less accumulated amortization	(2,864)	(2,773)
Property, plant and equipment, net	$17,070	$16,430
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
Money pool borrowings for NSP-Minnesota:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	6
Maximum amount outstanding	—	236
Weighted average interest rate, computed on a daily basis	N/A	0.07%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding for NSP-Minnesota:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$700	$500
Amount outstanding at period end	—	—
Average amount outstanding	—	26
Maximum amount outstanding	—	317
Weighted average interest rate, computed on a daily basis	N/A	0.18%
Weighted average interest rate at period end	N/A	N/A
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $11 million and $9 million of letters of credit outstanding under the credit facility at Sept. 30, 2022 and Dec. 31, 2021, respectively. Amounts approximate their fair value and are subject to fees.

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
In September 2022, NSP-Minnesota entered into an amended five-year credit agreement with a syndicate of banks, with substantially the same terms and conditions as the prior credit agreements. The borrowing limit for NSP-Minnesota was increased from $500 million to $700 million, and the maturity was extended from June 2024 to September 2027.
NSP-Minnesota has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At Sept. 30, 2022, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$11	$689
(a)Expires in September 2027.
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
As of Sept. 30, 2022, NSP-Minnesota had $50 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings
During the nine months ended September 30, 2022, NSP-Minnesota issued $500 million of 4.50% first mortgage bonds due June 1, 2052.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$441	$37	$10	$488
C&I	714	43	—	757
Other	10	—	2	12
Total retail	1,165	80	12	1,257
Wholesale	242	—	—	242
Transmission	101	—	—	101
Interchange	132	—	—	132
Other	8	10	—	18
Total revenue from contracts with customers	1,648	90	12	1,750
Alternative revenue and other	82	12	—	94
Total revenues	$1,730	$102	$12	$1,844

	Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$414	$27	$9	$450
C&I	638	26	—	664
Other	9	—	1	10
Total retail	1,061	53	10	1,124
Wholesale	120	—	—	120
Transmission	69	—	—	69
Interchange	127	—	—	127
Other	—	6	—	6
Total revenue from contracts with customers	1,377	59	10	1,446
Alternative revenue and other	100	11	—	111
Total revenues	$1,477	$70	$10	$1,557

	Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,116	$348	$19	$1,483
C&I	1,816	299	—	2,115
Other	29	—	14	43
Total retail	2,961	647	33	3,641
Wholesale	505	—	—	505
Transmission	225	—	—	225
Interchange	394	—	—	394
Other	9	15	—	24
Total revenue from contracts with customers	4,094	662	33	4,789
Alternative revenue and other	214	41	—	255
Total revenues	$4,308	$703	$33	$5,044

	Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,074	$179	$24	$1,277
C&I	1,601	134	—	1,735
Other	25	—	5	30
Total retail	2,700	313	29	3,042
Wholesale	287	—	—	287
Transmission	184	—	—	184
Interchange	373	—	—	373
Other	5	9	—	14
Total revenue from contracts with customers	3,549	322	29	3,900
Alternative revenue and other	293	31	—	324
Total revenues	$3,842	$353	$29	$4,224

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.0
Increases (decreases):
Wind PTCs (a)	(35.9)	(22.8)
Plant regulatory differences (b)	(7.0)	(8.0)
Other tax credits, net operating loss & tax credit allowances	(1.3)	(1.2)
Other (net)	0.4	0.4
Effective income tax rate	(15.8)%	(3.6)%
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
The values of these instruments are derived from, and designed to offset, the costs of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of these instruments. FTRs are recognized at fair value and adjusted each period prior to settlement. Given the limited observability of certain variables underlying the reported auction values of FTRs, these fair value measurements have been assigned a Level 3.
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
Unrealized gains for the nuclear decommissioning fund were $900 million and $1.3 billion as of Sept. 30, 2022 and Dec. 31, 2021, respectively, and unrealized losses were $133 million and $7 million as of Sept. 30, 2022 and Dec. 31, 2021, respectively.

Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$37	$37	$—	$—	$—	$37
Commingled funds	832	—	—	—	1,167	1,167
Debt securities	696	—	611	9	—	620
Equity securities	409	918	1	—	—	919
Total	$1,974	$955	$612	$9	$1,167	$2,743
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $46 million of other investments, including the rabbi trust.

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
For the three and nine months ended Sept. 30, 2022 and 2021, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2022:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$5	$190	$227	$198	$620
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
NSP-Minnesota may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, but may not be designated as qualifying hedging transactions. The classification of gains or losses for these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms. As of Sept. 30, 2022, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
NSP-Minnesota also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2022	Dec. 31, 2021
Megawatt hours of electricity	59	57
Million British thermal units of natural gas	99	85
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

As of Sept. 30, 2022, eight of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $45 million, or 35%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. One of the ten most significant counterparties, comprising $29 million, or 22%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $55 million or 42% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Four of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Impact of Derivative Activity —

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2022
Other derivative instruments
Electric commodity	$20
Natural gas commodity	$(2)
Total	$18
Nine Months Ended Sept. 30, 2022
Other derivative instruments
Electric commodity	$26
Total	$26

Three Months Ended Sept. 30, 2021
Other derivative instruments
Natural gas commodity	$16
Total	$16
Nine Months Ended Sept. 30, 2021
Other derivative instruments
Electric commodity	$3
Natural gas commodity	18
Total	$21

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2022
Other derivative instruments
Commodity trading	$—	$—		$11	(b)
Electric commodity	—	(2)	(c)	—
Total	$—	$(2)		$11
Nine Months Ended Sept. 30, 2022
Other derivative instruments
Commodity trading	$—	$—		$17	(b)
Electric commodity	—	(5)	(c)	—
Natural gas commodity	—	2	(d)	(5)	(d)(e)
Total	$—	$(3)		$12

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2021
Other derivative instruments
Commodity trading	$—		$—		$(10)	(b)
Total	$—		$—		$(10)
Nine Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$23	(b)
Electric commodity	—		(12)	(c)	—
Natural gas commodity	—		1	(d)	(3)	(d)(e)
Total	$—		$(11)		$20
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
As of Sept. 30, 2022 and Dec. 31, 2021, there were $5 million and $3 million, respectively, of derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of Sept. 30, 2022 and Dec. 31, 2021, there were approximately $88 million and $48 million, respectively, of derivative liabilities with such underlying contract provisions.
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

Recurring Fair Value Measurements — NSP-Minnesota’s derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$25	$68	$47	$140	$(98)	$42	$9	$40	$22	$71	$(53)	$18
Electric commodity (b)	—	—	124	124	(4)	120	—	—	30	30	(1)	29
Natural gas commodity	—	6	—	6	—	6	—	6	—	6	—	6
Total current derivative assets	$25	$74	$171	$270	$(102)	$168	$9	$46	$52	$107	$(54)	$53
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$30	$42	$76	$148	$(74)	$74	$6	$34	$35	$75	$(42)	$33
Total noncurrent derivative assets	$30	$42	$76	$148	$(74)	$74	$6	$34	$35	$75	$(42)	$33

	Sept. 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$33	$99	$9	$141	$(100)	$41	$13	$58	$4	$75	$(58)	$17
Electric commodity (b)	—	—	4	4	(4)	—	—	—	1	1	(1)	—
Natural gas commodity	—	3	—	3	—	3	—	4	—	4	—	4
Total current derivative liabilities	$33	$102	$13	$148	$(104)	44	$13	$62	$5	$80	$(59)	21
PPAs (c)						14						14
Current derivative instruments						$58						$35
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$50	$61	$42	$153	$(80)	$73	$15	$48	$26	$89	$(53)	$36
Total noncurrent derivative liabilities	$50	$61	$42	$153	$(80)	73	$15	$48	$26	$89	$(53)	36
PPAs (c)						30						35
Noncurrent derivative instruments						$103						$71
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2022 and Dec. 31, 2021, derivatives include $2 million and no obligations to return cash collateral, respectively. At Sept. 30, 2022 and Dec. 31, 2021 derivative assets and liabilities include rights to reclaim cash collateral of $9 million and $16 million, respectively. Counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Amounts relate to FTR instruments administered by MISO (annual auctions occurring in the second quarter). These instruments are utilized/intended to offset the impacts of transmission system congestion. Higher congestion costs have led to an increase in the fair value of FTRs. Due to regulatory recovery, fair values for FTRs are offset/deferred as a regulatory asset or liability and do not have a material impact on net income.
(c)During 2006, Xcel Energy qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives for the three and nine months ended Sept. 30, 2022 and 2021:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Balance at July 1	$230	$92
Purchases/Issuances (a)	—	—
Settlements (a)	(88)	(40)
Net transactions recorded during the period:
Gains recognized in earnings (b)	15	23
Net gains recognized as regulatory assets and liabilities (a)	35	15
Balance at Sept. 30	$192	$90
	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Balance at Jan. 1	$56	$(11)
Purchases/Issuances (a)	157	54
Settlements (a)	(180)	(66)
Net transactions recorded during the period:
Gains recognized in earnings (b)	106	86
Net gains recognized as regulatory assets and liabilities (a)	53	27
Balance at Sept. 30	$192	$90
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
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,941	$5,881	$6,747	$7,761
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6	$7	$—	$—
Interest cost (a)	7	7	—	—
Expected return on plan assets (a)	(12)	(13)	—	—
Amortization of prior service credit (a)	—	—	(1)	—
Amortization of net loss (a)	6	9	1	—
Settlement charge (b)	29	23	—	—
Net periodic benefit cost	36	33	—	—
Effects of regulation	(32)	(28)	—	—
Net benefit cost recognized for financial reporting	$4	$5	$—	$—

	Nine Months Ended Sept. 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$20	$22	$—	$—
Interest cost (a)	19	19	1	1
Expected return on plan assets (a)	(36)	(39)	—	—
Amortization of prior service credit (a)	—	—	(2)	(2)
Amortization of net loss (a)	18	26	1	1
Settlement charge (b)	28	23	—	—
Net periodic benefit cost	49	51	—	—
Effects of regulation	(31)	(30)	—	—
Net benefit cost recognized for financial reporting	$18	$21	$—	$—
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2022 and 2021 as a result of lump-sum distributions during the 2022 and 2021 plan years, NSP-Minnesota recorded pension settlement charges of $29 million and $23 million, respectively, which were not recognized in earnings due to the effects of rate making.
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
The FERC subsequently issued various related orders (including Opinion Nos. 569, 569A and 569B) related to ROE methodology/calculations and timing. NSP-Minnesota has processed refunds to customers for applicable complaint periods based on the ROE in the most recent applicable opinions.
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. In August 2022, the D.C. Circuit ruled that FERC had not adequately supported its conclusions, vacated FERC’s related orders, and remanded the issue back to FERC for further proceedings, which remain pending.
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
Federal Clean Water Act Section 316(b) — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure they reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Minnesota estimates capital expenditures of approximately $36 million may be required to comply with the requirements. NSP-Minnesota anticipates these costs will be recoverable through regulatory mechanisms.

Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$25	$17
Other operating leases (a)	2	1
Total operating lease expense (b)	$27	$18
(a)Includes $1 million and $0 million of short-term lease expense for 2022 and 2021, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$74	$53
Other operating leases (a)	6	6
Total operating lease expense (b)	$80	$59
(a)Includes short-term lease expense of $2 million for 2022 and $1 million for 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of Sept. 30, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$342	$67	$409
Interest component of obligation	(22)	(10)	(32)
Present value of minimum obligation	$320	$57	377
Less current portion			(97)
Noncurrent operating lease liabilities			$280
Variable Interest Entities
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
NSP-Minnesota had approximately 1,322 MW and 1,347 MW of capacity under long-term PPAs at Sept. 30, 2022 and Dec. 31, 2021, respectively, with entities that have been determined to be variable interest entities. NSP-Minnesota concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended Sept. 30, 2022 and 2021:

	Three Months Ended Sept. 30, 2022			Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(17)	$(3)	$(20)	$(18)	$(3)	$(21)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	—	—	—
Accumulated other comprehensive loss at Sept. 30	$(17)	$(3)	$(20)	$(18)	$(3)	$(21)

	Nine Months Ended Sept. 30, 2022			Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(17)	$(3)	$(20)	$(19)	$(3)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(17)	$(3)	$(20)	$(18)	$(3)	$(21)
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
NSP-Minnesota’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues (a)	$1,730	$1,477
Net income	275	245
Regulated Natural Gas
Operating revenues (b)	$102	$70
Intersegment revenue	—	1
Total revenues	$102	$71
Net loss	(12)	(2)
All Other
Total revenues	$12	$10
Net income	6	5
Consolidated Total
Operating revenues (a)(b)	$1,844	$1,558
Reconciling eliminations	—	(1)
Total revenues	$1,844	$1,557
Net income	269	248
(a)    Operating revenues include $132 million and $127 million of affiliate electric revenue for the three months ended Sept. 30, 2022 and 2021.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2022 and 2021.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues (a)	$4,308	$3,842
Net income	486	464
Regulated Natural Gas
Operating revenues (b)	$703	$353
Intersegment revenue	1	1
Total revenues	$704	$354
Net income	21	18
All Other
Total operating revenues	$33	$29
Net income	7	7
Consolidated Total
Operating revenues (a)(b)	$5,045	$4,225
Reconciling eliminations	(1)	(1)
Total operating revenues	$5,044	$4,224
Net income	514	489
(a)    Operating revenues include $394 million and $373 million of affiliate electric revenue for the nine months ended Sept. 30, 2022 and 2021.
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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Minnesota’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Minnesota. For the three and nine months ended Sept. 30, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Minnesota’s net income was approximately $514 million for the nine months ended Sept. 30, 2022 compared with approximately $489 million for the prior year. The increase is primarily due to regulatory rate outcomes, partially offset by increased depreciation, O&M expenses and a Winter Storm Uri cost disallowance.
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
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Electric revenues	$4,308	$3,842
Electric fuel and purchased power	(1,857)	(1,494)
Electric margin	$2,451	$2,348

(Millions of Dollars)	Nine Months Ended Sept. 30, 2022 vs. 2021
Regulatory rate outcome (Minnesota)	$125
Non-fuel riders	27
Conservation and demand side revenues (offset in expense)	27
Wholesale transmission (net)	23
PTCs flowed back to customers (offset by lower ETR)	(82)
Proprietary commodity trading, net of sharing (a)	(16)
Other (net)	(1)
Total increase	$103
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
Natural gas revenues, cost of natural gas sold and transported and margin and explanation of the changes are listed as follows:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Natural gas revenues	$703	$353
Cost of natural gas sold and transported	(510)	(187)
Natural gas margin	$193	$166

(Millions of Dollars)	Nine Months Ended Sept. 30, 2022 vs. 2021
Regulatory rate outcomes (Minnesota, North Dakota)	$19
Estimated impact of weather	9
Conservation revenue (offset by expenses)	8
Infrastructure and integrity riders	6
Winter Storm Uri disallowance	(16)
Other (net)	1
Total increase	$27
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $16 million year-to-date. The increase is due to additional investments in technology and customer programs, higher costs for vegetation management, storms and inflation. These increases were partially offset by a reduction in employee benefit costs.
Depreciation and Amortization — Depreciation and amortization expense increased $70 million year-to-date. The increase was primarily driven by several wind farms going into service and normal system expansion.
Other (Expense) Income — Other (expense) income decreased $13 million year-to-date, largely related to rabbi trust performance, which is primarily offset in O&M expenses (employee benefit costs).
Interest Charges — Interest charges increased $14 million year-to-date, largely due to higher interest rates and increased long-term debt levels to fund capital investments.
Income Taxes — Income tax benefit increased $53 million year-to-date. The increase was primarily driven by increased wind PTCs due to several new wind farms going into service and greater production at existing wind farms. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.
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

Pending and Recently Concluded Regulatory Proceedings
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC. The rate case is based on a requested ROE of 10.2%, a 52.5% equity ratio and forward test years.
The request is detailed as follows:

(Amounts in Millions, Except Percentages)	2022	2023	2024	Total
Annual rate increase requested	$396	$150	$131	$677
Increase percentage	12.2%	4.8%	4.2%	21.2%
Rate base	$10,931	$11,446	$11,918	N/A
In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022. On Sept. 30, 2022, NSP-Minnesota requested an incremental increase to interim rates of $122 million, effective Jan. 1, 2023. On Oct. 21, 2022, intervening parties to the rate case filed comments recommending the MPUC deny NSP-Minnesota’s request. A MPUC decision is expected in late 2022.
In October 2022, nine parties filed testimony. The DOC, OAG, XLI, CUB and JSC were the only parties to quantify recommended financial adjustments. XLI recommended $112 million in proposed adjustments, based on reducing ROE, reducing recovery of incentive compensation and not including the prepaid pension asset in rate base. CUB recommended adjustments based on reducing ROE. Other parties provided specific issue recommendations.
Proposed DOC modifications to NSP-Minnesota’s request:

(Millions of Dollars)	2022	2023	2024
NSP-Minnesota’s filed base revenue request	$396	$546	$677

Recommended adjustments:
Rate base and rate of return (a)	(71)	(58)	(57)
MISO capacity credits	(55)	(94)	(94)
Monticello and wind farm life extension	(21)	(54)	(51)
PTC and ND ITC forecast	(28)	(40)	(43)
Property tax	(14)	(22)	(32)
Prepaid pension asset and liability	(13)	(21)	(32)
O&M expenses	(18)	(26)	(29)
Other, net	(48)	(57)	(65)

Total adjustments	(268)	(372)	(403)
Total proposed revenue change	$128	$174	$274
(a)Included in the rate base and rate of return adjustments is an annual proposed increase in the cost of debt.
Positions on NSP-Minnesota’s filed rate request:

Recommended Position	DOC	XLI	CUB	JSC
ROE	9.25%	9.17%	8.80-9.00%	9.06%
Equity	52.5%	N/A	N/A	N/A
Next steps in the procedural schedule are expected to be as follows:
•Rebuttal testimony: Nov. 8, 2022.
•Hearing: Dec. 13-16, 2022.
•ALJ Report: March 31, 2023.
•MPUC Order: June 30, 2023.
2022 Minnesota Natural Gas Rate Case — In November 2021, NSP-Minnesota filed a request with the MPUC for an annual natural gas rate increase of $36 million, or 6.6%. The filing is based on a 2022 forecast test year and includes a requested ROE of 10.5%, an equity ratio of 52.5% and a rate base of $934 million. In December 2021, the MPUC approved an interim rate increase of $25 million, subject to refund, effective Jan. 1, 2022.
In October 2022, NSP-Minnesota and various parties filed an uncontested settlement, which includes the following key terms:
•Base rate revenue increase of $21 million, with a true up to weather normalized actual sales for 2022.
•Revenue decoupling mechanism.
•Symmetrical property tax true-up.
•ROE of 9.57%.
•Equity ratio of 52.5%.
A hearing is scheduled for the fourth quarter of 2022 and a MPUC order is expected in the first half of 2023.
2021 North Dakota Natural Gas Rate Case — In September 2021, NSP-Minnesota filed a request with the NDPSC for a natural gas rate increase of $7 million, or 10.5%. The filing is based on a requested ROE of 10.5%, an equity ratio of 52.54%, a 2022 forecast test year and a rate base of $124 million. Interim rates of $7 million, subject to refund, were implemented on Nov. 1, 2021.
In May 2022, NSP-Minnesota and NDPSC Staff reached a natural gas settlement, which reflects a rate increase of $5 million, based on a 9.8% ROE and 52.54% equity ratio. A NDPSC decision is pending.
2022 South Dakota Electric Rate Case — In June 2022, NSP-Minnesota filed a South Dakota electric rate case (first since 2014) seeking a revenue increase of approximately $44 million. The filing is based on a 2021 historic test year adjusted for certain known and measurable changes for 2022 and 2023, a requested ROE of 10.75%, rate base of approximately $947 million and an equity ratio of 53%. Final rates are expected to be effective in the first quarter of 2023.
Wind Repowering — In January 2021, the MPUC approved NSP-Minnesota’s request for the repowering of 651 MW of owned wind projects. Two of the four repowering projects, where construction has not yet begun (in-service dates in 2025), now expect costs in excess of the original approval. While the capital costs have increased, the passage of the IRA and other changes result in a levelized cost of energy that is approximately 30% lower than the original approval. In October 2022, NSP-Minnesota filed a request with the MPUC seeking approval of the higher capital costs for these repowering projects.
Wind PPA Buyout — In July 2022, NSP-Minnesota requested approval from the MPUC for updated agreements with ALLETE Clean Energy to purchase the repowered 100 MW Northern Wind Facility and 22 MW Rock Aetna Facility. In October 2022, the MPUC approved NSP-Minnesota’s updated acquisition agreements, which included an increase in the purchase price. The price increase is more than offset by the passage of the IRA, resulting in greater savings for customers than the original approval.

2022 Minnesota Electric Vehicle Proposal — In August 2022, NSP-Minnesota filed a request with the MPUC for approval of approximately $320 million of capital investments (2022 through 2026) to support a public charging network, electric school bus pilot, and other expansions and modifications to its residential and commercial electric vehicle programs. A MPUC decision is expected in 2023.
Sherco Solar Proposal — In September 2022, the MPUC approved NSP-Minnesota’s proposal to add 460 MW of solar facilities at the Sherco site. The project is expected to cost approximately $690 million (two phases to be completed in 2024 and 2025). As a result of the IRA, the levelized cost of the project is expected to be approximately 30% lower than previously estimated.
2022 RES Electric Rider — In November 2021, NSP-Minnesota filed the RES Rider. In September 2022, the MPUC approved the requested amount of $264 million, which includes a true-up (2020 and 2021 riders) of $154 million and the 2022 requested amount of $110 million.
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
Other
Supply Chain
NSP-Minnesota’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. For example, availability of certain types of transformers has been significantly impacted and in some cases may result in delays in new customer connections as we work to address the shortage. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. NSP-Minnesota continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Advanced Metering Infrastructure Implementation
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure electric meters, which has led to a reduced number of meters deployed in 2022. Impacts to the 2023 deployment schedule are currently being evaluated.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
Since that time, an interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility in Minnesota which was recently approved by the MPUC.
MISO Capacity Credits
The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing and is expected to generate revenues of approximately $90 million in 2022 and approximately $60 million in 2023. During the three and nine months ended Sept. 30, 2022, the NSP System received approximately $40 million and $50 million, respectively, of capacity credits. These amounts will primarily be used to mitigate customer rate increases or returned through earnings sharing or other mechanisms.
Inflation Reduction Act — In August 2022, the IRA was signed into law.
Key provisions impacting NSP-Minnesota include:
•Extends current PTC and ITC for renewable technologies (e.g., wind and solar).
•Restores full value of the PTC and ITC for qualifying facilities placed in-service after 2021.
•Creates a PTC for solar, clean hydrogen and nuclear.
•Establishes an ITC for energy storage, microgrids, interconnection facilities, etc.
•Allows companies to monetize or sell credits to unrelated parties.
NSP-Minnesota anticipates the IRA will drive significant customer savings for both new and existing Company owned renewable projects, assuming appropriate regulatory mechanisms and development of a market for the sale of tax credits. The IRA is expected to allow NSP-Minnesota to monetize tax credits more efficiently with the incremental benefits passed through to customers.
The IRA creates a nuclear PTC beginning in 2024 that may also provide additional savings to NSP System customers, depending on locational marginal pricing, as well as constructive U.S. Treasury guidance regarding computation of the credits.
In addition, the IRA created a new corporate AMT. NSP-Minnesota does not anticipate AMT having a material cash impact based on current estimates and our interpretation of AMT application.
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

In 2021, the MPUC allowed recovery of $179 million of costs (with no financing charge) starting in September 2021, pending a prudency review. The C&I class ($82 million) will be recovered over 27 months and the residential class ($97 million) will be recovered over a 63-month recovery period.
In May 2022, the ALJs found the Winter Storm Uri fuel costs were prudently incurred and recommended no disallowances. In August 2022, the MPUC approved recovery of Uri storm costs with a $19 million disallowance.

Environmental
Clean Air Act
In April 2022 the EPA proposed regulations under the "Good Neighbor" provisions of the Clean Air Act. The proposed rules impose a Federal Implementation Plan that establishes an allowance trading program for NOx, potentially impacting NSP-Minnesota generating facilities. Facilities without NOx controls will have to secure additional allowances, install NOx controls, or develop a strategy of operations that utilizes the existing allowance allocations. The EPA has indicated that it intends for the rule to be final by the end of 2022 with initial applicability for the 2023 ozone season. While the financial impacts of the proposed regulation are uncertain, NSP-Minnesota anticipates that costs will be recoverable through regulatory mechanisms.
CERCLA
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. NSP-Minnesota does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations. In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA, specifically perfluorooctanoic acid and perfluorooctanesulfonic acid. This proposed rule could result in new obligations for investigation and cleanup wherever PFAS are found to be present. The impact the proposed regulation may have on electric and gas utilities is currently uncertain.

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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	Amended and Restated Bylaws of NSP-Minnesota, dated Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
10.01*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Northern States Power Company, a Minnesota corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association as Documentation Agents	Xcel Energy Inc. Form 8-K dated September 19, 2022	99.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

10/27/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)