Form 10-K
period 2022-12-31
NORTHERN STATES POWER CO
filed 2023-02-23
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 23, 2023, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 11, 2023. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

Item l — Business
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
DSM	Demand side management
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
AMT	Alternative minimum tax
ARO	Asset retirement obligation
ASC	Financial Accounting Standards Board Accounting Standards Codification
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CON	Certificate of Need

CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DECON	Decommissioning method where radioactive contamination is removed and safely disposed of at a requisite facility or decontaminated to a permitted level
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
IPP	Independent power producing entity
IRA	Inflation Reduction Act
ISO	Independent System Operator
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
O&M	Operating and maintenance
OAG	Minnesota Office of the Attorney General
PFAS	Per- and PolyFluoroAlkyl Substances
PI	Prairie Island nuclear generating plant
PPA	Purchased power agreement
PTC	Production tax credit
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
TO	Transmission owner
VaR	Value at Risk
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022 (including risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

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

Natural gas customers	0.5 million
Total assets	$23.7 billion
Rate Base (estimated)	$15.1 billion
ROE (net income / average stockholder's equity)	8.76%
Electric generating capacity	8,949 MW
Gas storage capacity	17.1 Bcf
Electric transmission lines (conductor miles)	33,000 miles
Electric distribution lines (conductor miles)	82,000 miles
Natural gas transmission lines	78 miles
Natural gas distribution lines	11,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Minnesota had electric sales volume of 47,189 (millions of KWh), 1.5 million customers and electric revenues of $5,617 million for 2022.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	23%	89%	26%
C&I	48	10	42
Other	29	1	32
Retail Sales/Revenue Statistics (a)

	2022		2021
KWH sales per retail customer	21,604		21,644
Revenue per retail customer	$2,508		$2,507
Residential revenue per KWh	13.65	¢	13.7	¢
C&I revenue per KWh	10.57	¢	10.49	¢
Total retail revenue per KWh	11.61	¢	11.58	¢
(a) See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2022
Electric Energy Sources
Total electric energy generation by source for the year ended Dec. 31:
Carbon–Free — NSP System
The NSP System’s carbon–free energy portfolio includes nuclear, wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Wind
Owned — Owned and operated wind farms with corresponding capacity:

2022		2021
Wind Farms	Capacity (MW) (a)	Wind Farms	Capacity (MW) (b)
16	2,352	14	2,031
(a)Summer 2022 net dependable capacity.
(b)Summer 2021 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2022		2021
PPAs	Range (MW)	PPAs	Range (MW)
129	1 — 206	128	1 — 206
Current wind capacity for owned wind farms and PPAs was 4,515 MW and 3,997 MW in 2022 and 2021, respectively.
In 2022, the average cost of wind energy was $18 per MWh for owned generation and $37 per MWh under existing PPAs. In 2021, the average cost of wind energy was $25 per MWh for owned generation and $37 per MWh under existing PPAs.

Wind Development — The NSP System placed approximately 500 MW of owned wind and approximately 220 MW of PPAs into service during 2022:

Project	Capacity (MW)
Dakota Range	298	(a)(b)
Nobles Repower	200	(a)(b)
Rock Aetna	20	(a)(b)
PPA	~220	(c)
(a)Summer 2022 net dependable capacity.
(b)Values disclosed are the maximum generation levels. Capacity is attainable only when wind conditions are sufficiently available.
(c)Based on contracted capacity.
The NSP System currently has approximately 550 MW of owned wind under development or being repowered.

Project	Capacity (MW)	Estimated Completion
Northern Wind	100	2023	(a)
Grand Meadow Repower	100	2023
Border Winds Repower	150	2025
Pleasant Valley Repower	200	2025
(a) Placed in service in January 2023.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	1,074
Utility-Scale	269
Total	1,343
The average cost of solar energy under existing PPAs was $79 per MWh and $90 per MWh in 2022 and 2021, respectively.
Solar Development — In September 2022, the MPUC approved NSP-Minnesota’s proposal to add 460 MW of solar facilities at the Sherco site. The project is expected to cost approximately $690 million (two phases to be completed in 2024 and 2025). As a result of the IRA, the levelized cost of the project is expected to be approximately 30% lower than previously estimated.
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2022 net summer dependable capacity. Our nuclear fleet has become one of the best performing and dependable in the nation, as rated by both the NRC and INPO. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Nuclear
	Cost	Percent
2022	$0.76	51%
2021	0.77	50

Other
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel — NSP System
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
The NSP System owns and operates coal units with approximately 2,400 MW of total capacity, which provided 18% of NSP System’s energy mix in 2022. All of these units are approved for retirement by 2030.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2023	Sherco 2	682
2026	Sherco 1	680
2028	A.S. King	511
2030	Sherco 3	517	(a)
(a)    Based on the NSP System’s ownership interest.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Coal (a)
	Cost	Percent
2022	$2.27	37%
2021	1.95	34
(a)    Includes refuse-derived fuel and wood.
Natural Gas
The NSP System has eight natural gas plants with approximately 2,800 MW of total capacity, which provided 13% of NSP System’s energy mix in 2022.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
	Cost	Percent
2022	$7.58	12%
2021 (a)	4.98	16
(a)Reflective of Winter Storm Uri.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2022		2021
9,245	June 20	8,837	June 9
Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. NSP-Minnesota owns more than 32,000 of 44,000 conductor miles of transmission lines across the NSP System service territory.
NSP System plans to build approximately 1,100 additional conductor miles of transmission lines, primarily as part of the MISO Tranche 1 project estimated to be complete in 2028.
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. NSP-Minnesota has a vast distribution network, owning and operating approximately 82,000 conductor miles of distribution lines across our service territory. To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure.
See Item 2 - Properties for further information.

Natural Gas Operations

Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Minnesota had natural gas deliveries of 85,903 (thousands of MMBtu), 0.5 million customers and natural gas revenues of $1,022 million for 2022.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	44%	92%	50%
C&I	47	8	42
Transportation and other	9	<1	8
Sales/Revenue Statistics (a)

	2022	2021
MMBtu sales per retail customer	144	149
Revenue per retail customer	$1,726	$1,121
Residential revenue per MMBtu	13.34	8.56
C&I revenue per MMBtu	10.76	6.53
Transportation and other revenue per MMBtu	2.56	1.29
(a) See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2022		2021 (a)
MMBtu	Date	MMBtu	Date
867,385	Feb. 12	899,133	Feb. 11
(a)Reflective of Winter Storm Uri.

Natural Gas Supply and Cost
NSP-Minnesota seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption and financial risks and economical rates. In addition, NSP-Minnesota conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2022	2021 (a)
$7.00	$7.48
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
However, it is not possible to determine what additional facilities or modifications to existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of historic and current operating sites and other waste treatment, storage and disposal sites.
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. NSP-Minnesota has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.
Emerging Environmental Regulation
Clean Air Act — In April 2022, the EPA proposed regulations under the "Good Neighbor" provisions of the Clean Air Act. The proposed rules establish an allowance trading program for NOx, potentially impacting fossil fuel generating facilities in Minnesota. Under the proposed rule, facilities without NOx controls will have to secure additional allowances, install NOx controls, or develop a strategy of operations that utilizes the existing allowance allocations. The EPA has indicated that it intends for the rule to be final and applicable in the first half of 2023. While the financial impacts of the proposed regulation are uncertain and dependent on market forces, NSP-Minnesota anticipates that the costs to the NSP System will be approximately $30 million annually and will be recoverable through regulatory mechanisms based on prior state commission practices.
In a June 2022 ruling, the United States Supreme Court held that an economy-wide approach to reducing greenhouse gas emissions from coal-fired power plants was not consistent with the Clean Air Act. Therefore, if the EPA proceeds with new rules, it cannot set a standard based on economy-wide generation shifting to other sources, such as renewable energy. It is anticipated that EPA will propose rules to limit GHG emissions from new and existing coal and natural gas-fired electric generating units in 2023. If any new rules require additional investment, NSP-Minnesota believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

Coal Ash Regulation — In February 2023, the EPA entered into a Consent Decree, committing the agency to either issue new proposed rules by May 5, 2023, to regulate inactive CCR landfills under the CCR Rule for the first time, or to determine no such rules are necessary by that date. If proposed rules are issued in May, the EPA has committed to a May 2024 effective date for the new rules. Until proposed rules are issued, it is not certain what the impact will be on NSP-Minnesota, but we anticipate that additional inactive ash units could become regulated for the first time. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule.
Emerging Contaminants of Concern — PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. NSP-Minnesota does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations. In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA, specifically perfluorooctanoic acid and perfluorooctanesulfonic acid. This proposed rule could result in new obligations for investigation and cleanup wherever PFAS are found to be present. The impact the proposed regulation may have on electric and gas utilities is currently uncertain.
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

Employees
As of Dec. 31, 2022, NSP-Minnesota had 3,201 full-time employees and four part-time employees, of which 2,070 were covered under collective-bargaining agreements.

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
Management communicates regularly with the Board of Directors and its sole stockholder regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors, providing information on the risks that management believes are material, including financial impact, timing, likelihood and mitigating factors. The Board of Directors regularly reviews management’s key risk assessments, which includes areas of existing and future macroeconomic, financial, operational, policy, environmental, safety and security risks.
The oversight, management and mitigation of risk is an integral and continuous part of the Board of Directors’ governance of NSP-Minnesota. Processes are in place to confirm appropriate risk oversight, as well as identification and consideration of new risks.
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
•Failures in the availability, acquisition or transportation of fuel or other supplies.
•Impact of adverse weather conditions and natural disasters, including, tornadoes, icing events, floods and droughts.
•Performance below expected or contracted levels of output or efficiency.
•Availability of replacement equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Availability or changes to wind patterns.
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
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
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
We require inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utility operations are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers who, in turn, source components from their suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact operations and project plans for NSP-Minnesota and our customers. Such impacts could include timing of projects, including potential for project cancellation. Failure to adhere to project budgets and timelines adversely impacts our results of operations, financial condition or cash flows.
We are subject to commodity risks and other risks associated with energy markets and energy production.
A significant increase in fuel costs could cause a decline in customer demand, adverse regulatory outcomes and an increase in bad debt expense which may have a material impact on our results of operations. Despite existing fuel cost recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows and liquidity.
A significant disruption in supply could cause us to seek alternative supply services at potentially higher costs. Additionally, supply shortages may not be fully resolved, which negatively impacts our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments negatively impacts our cash flows and results of operations.

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
Public perception often does not distinguish between pass through commodity costs and base rates. High commodity prices that are being passed through to customer bills could impact our ability to recover costs for other improvements and operations.
Due to the uncertainty involved in price movements and potential deviation from historical pricing, NSP-Minnesota is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, NSP-Minnesota cannot fully assure that its controls will be effective against all potential risks. If such programs and procedures are not effective, NSP-Minnesota’s results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
The competition for talent has become increasingly prevalent, and we have experienced increased employee turnover due to the condition of the labor market. In addition, specialized knowledge and skills are required for many of our positions, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate. Failure to hire and adequately train replacement employees, including the transfer of significant knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees adversely impacts our results of operations, financial condition or cash flows.
Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance and safety standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery, our reputation and could introduce financial risk or risks of fines.

Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to comply with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to comply with our Supplier Code of Conduct. NSP-Minnesota does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
Financial Risks
Our profitability depends on our ability to recover costs and changes in regulation may impair our ability to recover costs from our customers.
We are subject to comprehensive regulation by federal and state utility regulatory agencies, including siting and construction of facilities, customer service and the rates that we can charge customers.
The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services and earn a return on capital investment. Our rates are generally regulated and are based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital.
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
Adverse regulatory rulings (including changes in recovery mechanisms) or the imposition of additional regulations could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments and the payment of dividends on common stock.
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
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates or lower proceeds from equity issuances. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., MISO, Electric Reliability Council of Texas and California ISO), in which any credit losses are socialized to all market participants.

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
As of Dec. 31, 2022, Xcel Energy Inc. and its utility subsidiaries had approximately $22.8 billion of long-term debt and $2.0 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2022, Xcel Energy had the following guarantees outstanding:
•$1 million maximum stated amount and immaterial exposure.
•$61 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
•$98 million for performance and payment of a capital services contract for solar generating equipment, with immaterial exposure.
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
Our operations are affected by economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by recessionary factors, rising interest rates and insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills which could lead to additional bad debt expense.
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
Health epidemics continue to impact countries, communities, supply chains and markets. Uncertainty continues to exist regarding epidemics; the duration and magnitude of business restrictions including shutdowns (domestically and globally); the potential impact on the workforce including shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; impacts on the transportation of goods, and the generalized impact on the economy.
We cannot ultimately predict whether an epidemic will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact on the health of our employees, our supply chain or our ability to recover higher costs associated with managing an outbreak.
Operations could be impacted by war, terrorism, or other events.
Our generation plants, fuel storage facilities, transmission and distribution facilities and information and control systems may be targets of terrorist activities. Any disruption could impact operations or result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition, results of operations or cash flows. The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have incurred increased costs for security and capital expenditures in response to these risks. The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, insurance may have higher deductibles, higher premiums and more restrictive policy terms.
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storms, temperature extremes, wildfires, widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a workforce disruption.
In addition, major catastrophic events throughout the world may disrupt our business. While we have business continuity plans in place, our ability to recover may be prolonged due to the type and extent of the event. NSP-Minnesota participates in a global supply chain, which includes materials and components that are globally sourced. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to connect, restore and reliably serve our customers.
A major disruption could result in a significant decrease in revenues, additional costs to repair assets, and an adverse impact on the cost and availability of insurance, which could have a material impact on our results of operations, financial condition or cash flows.
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
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.
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
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
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
While the Company maintains insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damages experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is evolving as the industry matures.

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
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. FERC can impose penalties of up to $1.5 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Also, the PHMSA, Occupational Safety and Health Administration and other federal agencies have the authority to assess penalties.
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
In recent years, there have been various local and state agency proposals within and outside our service territories that would attempt to restrict the use and availability of natural gas. If such policies were to prevail, we may be forced to make new resource investment decisions which could potentially result in stranded costs if we are not able to fully recover costs and investments and impact the overall reliability of our service.
Environmental Policy Risks
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
International commitments and agreements could result in future additional GHG reductions in the United States. In addition, in 2023 the EPA intends to publish draft regulations for GHG emissions from the power sector consistent with the agency’s Clean Air Act authorities.
Many states and localities continue to pursue their own climate policies. The steps NSP-Minnesota has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation and retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.
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
We establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.

Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires and snow or ice storms or extreme temperatures (high heating/cooling days) occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service and result in more frequent service interruptions. Periods of extreme temperatures could also impact our ability to meet demand.
More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Also, the expansion of the wildland urban interface increases the wildfire risk to surrounding communities and NSP-Minnesota’s electric and natural gas infrastructure.
Other potential risks associated with wildfires include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2022	Fuel	Installed	MW (a)
Steam:
A.S. King-Bayport, MN, 1 Unit	Coal	1968	511
Sherco-Becker, MN
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682
Unit 3	Coal	1987	517	(b)
Monticello, MN, 1 Unit	Nuclear	1971	617
PI-Welch, MN
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/Refuse	Various	36	(c)
Combustion Turbine:
Angus Anson-Sioux Falls, SD, 3 Units	Natural Gas	1994 - 2005	327
Black Dog-Burnsville, MN, 3 Units	Natural Gas	1987 - 2018	494
Blue Lake-Shakopee, MN, 6 Units	Natural Gas	1974 - 2005	447
High Bridge-St. Paul, MN, 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, MN, 6 Units	Natural Gas	1972	252
Riverside-Minneapolis, MN, 3 Units	Natural Gas	2009	454
Various locations, 7 Units	Natural Gas	Various	10
Wind:
Blazing Star 1-Lincoln County, MN, 100 Units	Wind	2020	200	(d)
Blazing Star 2-Lincoln County, MN, 100 Units	Wind	2021	200	(d)
Border-Rolette County, ND, 75 Units	Wind	2015	148	(d)
Community Wind North-Lincoln County, MN, 12 Units	Wind	2020	26	(d)
Courtenay Wind-Stutsman County, ND, 100 Units	Wind	2016	190	(d)
Crowned Ridge 2-Grant County, SD, 88 Units	Wind	2020	192	(d)
Dakota Range, SD, 72 Units	Wind	2022	298	(d)
Foxtail-Dickey County, ND, 75 Units	Wind	2019	150	(d)
Freeborn-Freeborn County, MN, 100 Units	Wind	2021	200	(d)
Grand Meadow-Mower County, MN, 67 Units	Wind	2008	99	(d)
Jeffers-Cottonwood County, MN, 20 Units	Wind	2020	43	(d)
Lake Benton-Pipestone County, MN, 44 Units	Wind	2019	99	(d)
Mower-Mower County, MN, 43 Units	Wind	2021	91	(d)
Nobles-Nobles County, MN, 133 Units (e)	Wind	2010	200	(d)
Pleasant Valley-Mower County, MN, 100 Units	Wind	2015	196	(d)
Rock Aetna - Murray County, MN, 8 Units	Wind	2022	20	(d)
		Total	8,949
(a)Summer 2022 net dependable capacity.
(b)Based on NSP-Minnesota’s ownership of 59%.
(c)Refuse-derived fuel is made from municipal solid waste.
(d)Capacity is attainable only when wind conditions are sufficiently available.
(e)Repowered in 2022.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2022:

Conductor Miles
Transmission
500 KV	2,915
345 KV	12,183
230 KV	2,300
161 KV	626
115 KV	8,033
Less than 115 KV	6,537
Total Transmission	32,594

Distribution
Less than 115 KV	82,024

Total	114,618
NSP-Minnesota had 352 electric utility transmission and distribution substations at Dec. 31, 2022.
Natural gas utility mains at Dec. 31, 2022:

Miles
Transmission	78
Distribution	10,902

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2022 and 2021 were as follows:

(Millions of Dollars)	2022	2021
First quarter	$167	$109
Second quarter	114	107
Third quarter	182	109
Fourth quarter	123	96

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that are adjusted from measures calculated and presented in accordance with GAAP.
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

Results of Operations
2022 Comparison with 2021
NSP-Minnesota’s net income was approximately $675 million for 2022, compared with approximately $606 million for 2021. The increase in earnings is driven primarily by regulatory rate outcomes, partially offset by additional depreciation and O&M expenses.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2022	2021
Electric revenues	$5,617	$5,094
Electric fuel and purchased power	(2,416)	(2,042)
Electric margin	$3,201	$3,052
Changes in Electric Margin

(Millions of Dollars)	2022 vs. 2021
Regulatory rate outcome (Minnesota)	$183
Non-fuel riders	36
Wholesale transmission (net)	28
PTCs flowed back to customers (offset by lower ETR)	(109)
Other (net)	11
Total increase	$149
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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2022	2021
Natural gas revenues	$1,022	$623
Cost of natural gas sold and transported	(741)	(385)
Natural gas margin	$281	$238

Changes in Natural Gas Margin

(Millions of Dollars)	2022 vs. 2021
Regulatory rate outcomes (Minnesota, North Dakota)	$27
Estimated impact of weather	12
Conservation revenue (offset in expenses)	9
Infrastructure and integrity riders	7
Winter Storm Uri disallowance	(16)
Other (net)	4
Total increase	$43
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $38 million year-to-date. The increase was primarily due to inflation and impacts of supply chain constraints; operational activities (vegetation management, repairs/maintenance and storms); costs for technology and customer programs; insurance-related costs; interchange; and other.
Depreciation and Amortization — Depreciation and amortization expense increased $88 million for 2022. The increase was primarily driven by capital investment, including several wind farms going into service in 2021 and 2022.
Interest Charges — Interest charges increased $20 million year-to-date. The increase was largely due to higher debt levels to fund capital investments and higher interest rates.
Income Taxes — Income tax benefit increased $64 million for 2022. The increase was primarily driven by increased wind PTCs due to several new wind farms going into service and greater production at existing wind farms. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.

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
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact NSP-Minnesota’s results of operations and credit quality.
See Rate Matters within Note 12 to the consolidated financial statements for further information.
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

DOT	Pipeline safety compliance.
Minnesota Office of Pipeline Safety	Pipeline safety compliance.

Recovery Mechanisms

Mechanism	Additional Information
CIP Rider (a)	Recovers costs of conservation and DSM programs in Minnesota.
Environmental Improvement Rider	Recovers costs of environmental improvement projects in Minnesota.
Renewable Development Fund	Allocates money collected from customers to support research and development of emerging renewable energy projects and technologies in Minnesota.
RES	Recovers cost of renewable generation in Minnesota.
Renewable Energy Rider	Recovers cost of renewable generation in North Dakota.
Transmission Cost Recovery	Recovers costs for investments in Minnesota, North Dakota, and South Dakota for electric transmission and distribution grid modernization.
Infrastructure Rider	Recovers costs for investments in generation in South Dakota.
Fuel Clause Adjustment	Recovers prudently incurred costs of fuel related items and purchased energy (Minnesota, North Dakota and South Dakota).
Purchased Gas Adjustment
Provides for prospective monthly rate adjustments in Minnesota and North Dakota for costs of purchased natural gas, transportation and storage service. Includes a true-up process for difference between projected and actual costs.

GUIC Rider
Recovers costs for transmission and distribution pipeline integrity management programs, including funding for pipeline assessments, deferred costs for sewer separation and pipeline integrity management programs in Minnesota. The statute authorizing the GUIC Rider is set to expire June 30, 2023.

Sales True-up
NSP-Minnesota has historically had a sales true-up mechanism for all electric customer classes which ended in 2021. We are requesting implementation of a new sales true-up mechanism for 2022 - 2024. These mechanisms mitigate the impact of changes to sales levels as compared to a baseline.

(a)Minnesota state law requires NSP-Minnesota to spend 2% of its state electric revenues and 0.5% of its state natural gas revenues on CIP. These costs are recovered through an annual cost-recovery mechanism.
Pending and Recently Concluded Regulatory Proceedings
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC. The request is based on a ROE of 10.2%, a 52.5% equity ratio and forward test years.
In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022. In November 2022, NSP-Minnesota revised its rate request to $498 million over three years.
The revised request is detailed as follows:

(Amounts in Millions)	2022	2023	2024	Total
Rate request (annual increase)	$234	$94	$170	$498
Rate base	$10,923	$11,425	$11,902	N/A
In 2022, several parties filed testimony with various recommendations. The DOC provided the following recommendations in surrebuttal testimony.

	2022	2023	2024
NSP-Minnesota’s filed base revenue request	$396	$546	$677

Recommended adjustments:
Rate base and rate of return	(72)	(65)	(65)
MISO capacity credits	(66)	(112)	(111)
Sales forecast update	(51)	—	—
Monticello and wind farm life extension	(21)	(54)	(51)
PTC forecast	(28)	(1)	(1)
Property tax	(14)	(23)	(34)
Prepaid pension asset and liability	(13)	(21)	(32)
O&M expenses	(37)	(39)	(44)
Sherco 3 and King remaining life	—	29	28
Other, net	(23)	(33)	(43)

Total adjustments	(325)	(319)	(353)
Total proposed revenue change	$71	$227	$324
Next steps in the procedural schedule are expected to be as follows:
•ALJ Report: March 31, 2023.
•MPUC Order: June 30, 2023.
2022 Minnesota Natural Gas Rate Case — In November 2021, NSP-Minnesota filed a request with the MPUC for a natural gas rate increase of $36 million, or 6.6%. The filing is based on a 2022 forecast test year and includes a requested ROE of 10.5%, an equity ratio of 52.5% and a rate base of $934 million. In December 2021, the MPUC approved an interim rate increase of $25 million, subject to refund, effective Jan. 1, 2022.
In October 2022, NSP-Minnesota and various parties filed an uncontested settlement, which includes the following key terms:
•Base rate revenue increase of $21 million, with a true up to weather normalized actual sales for 2022.
•Revenue decoupling mechanism.
•Symmetrical property tax true-up.
•ROE of 9.57%.
•Equity ratio of 52.5%.
In December 2022, the ALJ recommended MPUC approval of the settlement. A MPUC decision is expected in the first half of 2023.

2021 North Dakota Natural Gas Rate Case — In September 2021, NSP-Minnesota filed a request with the NDPSC for a natural gas rate increase of $7 million, or 10.5%. The filing is based on a ROE of 10.5%, an equity ratio of 52.54%, a 2022 forecast test year and rate base of $124 million. Interim rates of $7 million, subject to refund, were implemented on Nov. 1, 2021.
In May 2022, NSP-Minnesota and NDPSC Staff reached a settlement, which reflects a rate increase of $5 million, based on a 9.8% ROE and 52.54% equity ratio. In October 2022, the NDPSC approved the settlement and final rates were implemented on Nov. 1, 2022.
South Dakota Electric Rate Case — In June 2022, NSP-Minnesota filed a South Dakota electric rate case seeking a revenue increase of approximately $44 million. The filing is based on a 2021 historic test year adjusted for certain known and measurable changes for 2022 and 2023, a ROE of 10.75%, rate base of approximately $947 million and an equity ratio of 53%. Interim rates were implemented on Jan. 1, 2023. Final rates are expected to be approved by the SDPUC in mid-2023.
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
In October 2022, NSP-Minnesota filed a request with the MPUC seeking approval of the higher capital costs for these repowering projects. In February 2023, the DOC filed comments recommending approval of recovery of the increased costs of these projects through the RES Rider. A final decision is pending.
2022 Upper Midwest RFP — In August 2022, NSP-Minnesota launched a RFP for 900 MW of solar or solar-plus-storage hybrid resources to come online by the end of 2025, including up to 300 MW of capacity to reuse the Sherco Unit 2 interconnection rights when the coal facility retires at the end of 2023.
NSP-Minnesota completed its bid evaluation process in December 2022 and will file for approval of the selected projects in early 2023.
2022 Minnesota Electric Vehicle Proposal — In August 2022, NSP-Minnesota filed a request with the MPUC for approval of approximately $320 million of capital investments (2022 through 2026) to support a public charging network, electric school bus pilot, and other expansions and modifications to its residential and commercial electric vehicle programs.
In October 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the proposals. In February 2023, other parties to the contested proceeding filed their direct testimony ranging in levels of support / opposition to the proposals. The evidentiary hearing is scheduled in Q2 2023 with a report from the ALJ expected in Q3 2023. A MPUC decision is expected in late 2023.
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
Low-Level Waste Disposal — Low level waste from Monticello and PI is disposed of at the Clive facility located in Utah and the Waste Control Specialists facility in Texas. NSP-Minnesota has storage capacity available on-site at PI and Monticello which would allow both plants to continue to operate until the end of their current licensed lives if off-site low-level waste disposal facilities become unavailable.
High-Level Radioactive Waste Disposal — The federal government has responsibility to permanently dispose of domestic spent nuclear fuel and other high-level radioactive wastes. The Nuclear Waste Policy Act requires the DOE to implement a program for nuclear high-level waste management.
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
In September 2021, NSP-Minnesota filed an application for a CON for additional spent fuel storage (existing Independent spent fuel storage installation) at the Monticello Nuclear Power Generating Plant to allow continued operation of the Monticello Plant until 2040.
A decision is expected in late 2023. Authorizations for additional spent fuel storage capacity may be required at each site to support either continued operation or decommissioning if the federal government does not commence storage operations.
In February 2023, NSP-Minnesota also filed an application with the NDPSC for an Advance Determination of Prudence for continued operation of the Monticello Plant until at least 2040. A decision is expected in 2023.
Wholesale and Commodity Marketing Operations
NSP-Minnesota conducts wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy-related products. NSP-Minnesota uses physical and financial instruments to minimize commodity price risk and to hedge sales and purchases.
NSP-Minnesota also engages in trading activity unrelated to these hedging activities. Sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement. NSP-Minnesota does not serve any wholesale requirements customers at cost-based regulated rates.

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
Electric Distribution and Transmission Transformers
The availability of certain transformers is an industry-wide issue that has been significantly impacted and in some cases may result in delays in projects and new customer connections. NSP-Minnesota continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility. Further policy action or other restrictions on solar imports (i.e., as a result of implementation of the Uyghur Forced Labor Protection Act) could impact project timelines and costs.
MISO Capacity Credits
The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing, generating revenues of approximately $90 million in 2022, with approximately $60 million expected in 2023. These amounts mitigate customer rate increases or are returned through earnings sharing or other mechanisms.
Inflation Reduction Act
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
NSP-Minnesota received approval of recovery in North Dakota from the NDPSC in 2021. Winter Storm Uri had no impact on South Dakota electric costs as NSP-Minnesota was a net seller in the market.
In 2021, NSP-Minnesota filed with the MPUC seeking recovery of $215 million in incremental costs from natural gas customers. In August 2021, the MPUC allowed recovery of $36 million of ordinary costs over 12 months through the PGA and of $179 million of costs deemed to be extraordinary (with no financing charge) starting in September 2021, pending a prudency review. The C&I class ($82 million) will be recovered over 27 months and the residential class ($97 million) will be recovered over a 63-month recovery period.
In May 2022, the ALJs found the Winter Storm Uri fuel costs were prudently incurred and recommended no disallowances. In August 2022, the MPUC approved recovery of Uri storm costs with a $19 million disallowance.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Derivatives, Risk Management and Market Risk
NSP-Minnesota is exposed to a variety of market risks in the normal course of business. Market risk is the potential loss that may occur as a result of adverse changes in the market or fair value for a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk.
NSP-Minnesota is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While NSP-Minnesota expects that the counterparties will perform on the contracts underlying its derivatives, the contracts expose NSP-Minnesota to credit and non-performance risk.

Distress in the financial markets may impact counterparty risk and the fair value of the securities in the nuclear decommissioning fund and pension fund.
Commodity Price Risk — We are exposed to commodity price risk in our electric and natural gas operations. Commodity price risk is managed by entering into long and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products and fuels used in generation and distribution activities.
Commodity price risk is also managed through the use of financial derivative instruments. Our risk management policy allows us to manage commodity price risk within each rate-regulated operation per commission approved hedge plans.
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
Fair value of net commodity trading contracts as of Dec. 31, 2022:

	Futures/ Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(8)	$(6)	$(7)	$(2)	$(23)
NSP-Minnesota (b)	5	(4)	—	(3)	(2)
	$(3)	$(10)	$(7)	$(5)	$(25)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$—	$15	$15
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2022	2021
Fair value of commodity trading net contracts outstanding at Jan. 1	$(18)	$(8)
Contracts realized or settled during the period	(7)	(58)
Commodity trading contract additions and changes during the period	15	48
Fair value of commodity trading net contracts outstanding at Dec. 31	$(10)	$(18)
A 10% increase and 10% decrease in forward market prices for NSP-Minnesota’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $2 million at Dec. 31, 2022 and $3 million at Dec. 31, 2021. Market price movements can exceed 10% under abnormal circumstances.
NSP-Minnesota’s commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations using an industry standard methodology known as VaR. VaR expresses the potential change in fair value of the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	Average	High	Low
2022	$2	$1	$5	$—
2021	$1	$2	$52	$1
A short-term increase in VaR occurred during the week of Feb. 12, 2021 through Feb. 18, 2021. On Feb. 17, 2021, the portfolio VaR reached a high of $52 million. This increase in VaR was driven by the unprecedented market conditions during Winter Storm Uri. Prior to this weather event, VaR was $1 million and returned to $1 million by Feb. 19, 2021.
Nuclear Fuel Supply — NSP-Minnesota has contracted for its 2023 and 2024 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe, and the United States. NSP-Minnesota is scheduled to take delivery of approximately 26% of its average enriched nuclear material requirements from Russia through 2030. We are closely monitoring the evolving situation in Ukraine and its global impacts. NSP-Minnesota is in the process of entering into new contracts to reduce the risk of supply interruptions of nuclear material from Russia. NSP-Minnesota will take additional further action to reduce this risk as necessary.
Interest Rate Risk — NSP-Minnesota is subject to interest rate risk. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact pretax interest expense annually by approximately $2 million and an immaterial amount in 2022 and 2021, respectively.
NSP-Minnesota maintains a nuclear decommissioning fund, as required by the NRC. The nuclear decommissioning fund is subject to interest rate and equity price risk. The fund is invested in a diversified portfolio of cash equivalents, debt securities, equity securities and other investments. These investments may be used only for the purpose of decommissioning NSP-Minnesota’s nuclear generating plants.
Fluctuations in equity prices or interest rates affecting the nuclear decommissioning fund do not have a direct impact on earnings due to the application of regulatory accounting. Realized and unrealized gains on the decommissioning fund investments are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs.
The value of pension and postretirement plan assets and benefit costs are impacted by changes in discount rates and expected return on plan assets. NSP-Minnesota’s ongoing pension and postretirement investment strategy is based on plan-specific investment recommendations that seek to optimize potential investment risk and minimize interest rate risk associated with changes in the obligations as a plan’s funded status increases over time. The impacts of fluctuations in interest rates on pension and postretirement costs are mitigated by pension cost calculation methodologies and regulatory mechanisms that minimize the earnings impacts of such changes.

Credit Risk — NSP-Minnesota is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. NSP-Minnesota maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.
At Dec. 31, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $30 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $29 million. At Dec. 31, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $28 million, while a decrease in prices of 10% would have resulted in an decrease in credit exposure of $18 million.
NSP-Minnesota conducts credit reviews for all wholesale, trading and non-trading commodity counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase NSP-Minnesota’s credit risk.
Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. NSP-Minnesota’s investments held in the nuclear decommissioning fund, rabbi trusts, pension and other postretirement funds are also subject to fair value accounting. See Notes 8 and 9 to the consolidated financial statements for further information.

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
NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2022, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 23, 2023	Feb. 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Northern States Power Company, a Minnesota corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Minnesota corporation and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
February 23, 2023

We have served as the Company’s auditor since 2002.

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Operating revenues
Electric, non-affiliates	$5,103	$4,593	$4,131
Electric, affiliates	514	501	440
Natural gas	1,022	623	493
Other	45	39	37
Total operating revenues	6,684	5,756	5,101

Operating expenses
Electric fuel and purchased power	2,416	2,042	1,626
Cost of natural gas sold and transported	741	385	263
Cost of sales — other	26	23	22
Operating and maintenance expenses	1,228	1,190	1,191
Conservation program expenses	163	144	119
Depreciation and amortization	1,014	926	825
Taxes (other than income taxes)	276	264	259
Total operating expenses	5,864	4,974	4,305

Operating income	820	782	796

Other (expense) income, net	(7)	4	2
Allowance for funds used during construction — equity	29	30	25

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $8 and $8, respectively	291	271	249
Allowance for funds used during construction — debt	(12)	(13)	(11)
Total interest charges and financing costs	279	258	238

Income before income taxes	563	558	585
Income tax benefit	(112)	(48)	(6)
Net income	$675	$606	$591

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Net income	$675	$606	$591

Other comprehensive income
Pension and retiree medical benefits:
Net pension and retiree medical gain arising during the period, net of tax of $—	1	—	—
Derivative instruments:
Reclassification of losses to net income, net of tax of $—	1	2	1

Total other comprehensive income	2	2	1
Total comprehensive income	$677	$608	$592

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Operating activities
Net income	$675	$606	$591
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,021	932	831
Nuclear fuel amortization	118	114	123
Deferred income taxes	(214)	(36)	(67)
Allowance for equity funds used during construction	(29)	(30)	(25)
Provision for bad debts	21	24	24
Changes in operating assets and liabilities:
Accounts receivable	(102)	(89)	(55)
Accrued unbilled revenues	(53)	(71)	1
Inventories	(85)	(22)	(14)
Other current assets	(4)	3	(9)
Accounts payable	46	69	(1)
Net regulatory assets and liabilities	443	(282)	(87)
Other current liabilities	39	(5)	(58)
Pension and other employee benefit obligations	(11)	(41)	(54)
Other, net	6	(50)	(8)
Net cash provided by operating activities	1,871	1,122	1,192

Investing activities
Capital/construction expenditures	(1,901)	(1,866)	(1,901)
Purchase of investment securities	(1,332)	(757)	(1,398)
Proceeds from the sale of investment securities	1,297	743	1,378
Investments in utility money pool arrangement	(1,522)	(821)	(718)
Repayments from utility money pool arrangement	1,613	730	718
Other, net	6	1	1
Net cash used in investing activities	(1,839)	(1,970)	(1,920)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	207	(179)	149
Borrowings under utility money pool arrangement	6	434	136
Repayments under utility money pool arrangement	(6)	(434)	(136)
Proceeds from issuance of long-term debt	489	836	677
Repayment of long-term debt	(300)	—	(300)
Capital contributions from parent	124	649	527
Dividends paid to parent	(560)	(431)	(408)
Other, net	—	—	3
Net cash (used in) provided by financing activities	(40)	875	648

Net change in cash, cash equivalents and restricted cash	(8)	27	(80)
Cash, cash equivalents and restricted cash at beginning of period	73	46	126
Cash, cash equivalents and restricted cash at end of period	$65	$73	$46

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(268)	$(245)	$(230)
Cash (paid) received for income taxes, net	(100)	11	(53)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$208	$242	$74
Inventory transfers to property, plant and equipment	10	8	24
Operating lease right-of-use assets	1	4	2
Allowance for equity funds used during construction	29	30	25

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2022	2021
Assets
Current assets
Cash and cash equivalents	$65	$73
Accounts receivable, net	534	429
Accounts receivable from affiliates	45	29
Investments in money pool arrangements	—	91
Accrued unbilled revenues	372	319
Inventories	384	309
Regulatory assets	384	527
Derivative instruments	89	53
Prepayments and other	62	46
Total current assets	1,935	1,876

Property, plant and equipment, net	17,478	16,430

Other assets
Nuclear decommissioning fund and other investments	2,930	3,308
Regulatory assets	894	718
Derivative instruments	68	33
Operating lease right-of-use assets	324	408
Other	29	36
Total other assets	4,245	4,503
Total assets	$23,658	$22,809

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$400	$300
Short-term debt	207	—
Accounts payable	619	522
Accounts payable to affiliates	89	63
Regulatory liabilities	191	117
Taxes accrued	272	260
Accrued interest	79	78
Dividends payable to parent	122	96
Derivative instruments	42	35
Operating lease liabilities	98	90
Other	227	166
Total current liabilities	2,346	1,727

Deferred credits and other liabilities
Deferred income taxes	1,666	1,949
Deferred investment tax credits	15	17
Regulatory liabilities	1,983	1,927
Asset retirement obligations	2,727	2,585
Derivative instruments	102	71
Pension and employee benefit obligations	155	112
Operating lease liabilities	256	353
Other	30	48
Total deferred credits and other liabilities	6,934	7,062

Commitments and contingencies
Capitalization
Long-term debt	6,542	6,447
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	5,374	5,202
Retained earnings	2,480	2,391
Accumulated other comprehensive loss	(18)	(20)
Total common stockholder's equity	7,836	7,573
Total liabilities and equity	$23,658	$22,809

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2019	1,000,000	$—	$4,068	$2,036	$(23)	$6,081

Net income				591		591
Other comprehensive income					1	1
Dividends declared to parent				(420)		(420)
Contribution of capital by parent			517			517
Adoption of ASC Topic 326				(1)		(1)
Balance at Dec. 31, 2020	1,000,000	$—	$4,585	$2,206	$(22)	$6,769

Net income				606		606
Other comprehensive income					2	2
Dividends declared to parent				(421)		(421)
Contribution of capital by parent			617			617
Balance at Dec. 31, 2021	1,000,000	$—	$5,202	$2,391	$(20)	$7,573

Net income				675		675
Other comprehensive income					2	2
Dividends declared to parent				(586)		(586)
Contribution of capital by parent			172			172
Balance at Dec. 31, 2022	1,000,000	$—	$5,374	$2,480	$(18)	$7,836

See Notes to Consolidated Financial Statements

NORTHERN STATES POWER COMPANY - MINNESOTA
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
General — NSP-Minnesota is engaged in the regulated generation, purchase, transmission, distribution and sale of electricity and the regulated purchase, transportation, distribution and sale of natural gas.
NSP-Minnesota’s consolidated financial statements include its wholly-owned subsidiaries. In the consolidation process, all intercompany transactions and balances are eliminated. NSP-Minnesota has investments in certain plants and transmission facilities jointly owned with nonaffiliated utilities.
NSP-Minnesota’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets and NSP-Minnesota’s proportionate share of operating costs associated with these facilities is included in its consolidated statements of income.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other information available. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, NSP-Minnesota may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities. Such changes could have a material effect on NSP-Minnesota’s results of operations, financial condition and cash flows.
See Note 4 for further information.
Income Taxes — NSP-Minnesota accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities.
NSP-Minnesota uses rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
The effects of tax rate changes that are attributable to the utility subsidiaries are generally subject to a normalization method of accounting. Therefore, the revaluation of most of the utility subsidiaries’ net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, refundable to utility customers over the remaining life of the related assets. NSP-Minnesota anticipates that a tax rate increase would predominantly result in the establishment of a regulatory asset, subject to an evaluation of whether future recovery is expected.
Reversal of certain temporary differences are accounted for as current income tax expense due to the effects of past regulatory practices when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes.
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of the related property. The requirement to defer and amortize these credits specifically applies to certain federal ITCs, as determined by tax regulations and NSP-Minnesota tax elections. For tax credits otherwise eligible to be recognized when earned, NSP-Minnesota considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Utility rate regulation has resulted in the recognition of regulatory assets and liabilities related to income taxes.
NSP-Minnesota measures and discloses uncertain tax positions that it has taken or expects to take in its income tax returns. A tax position is recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. Recognition of changes in uncertain tax positions are reflected as a component of income tax expense.
Interest and penalties related to income taxes are reported within other (expense) income or interest charges in the consolidated statements of income.

Xcel Energy Inc. and its subsidiaries, including NSP-Minnesota file consolidated federal income tax returns as well as consolidated or separate state income tax returns. Federal income taxes paid by Xcel Energy Inc. are allocated to its subsidiaries based on separate company computations. A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with consolidated state filings. Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 4.0% for 2022, 3.7% for 2021 and 3.7% for 2020.
See Note 3 for further information.
AROs — NSP-Minnesota records AROs as a liability for the fair value of an ARO to be recognized in the period incurred (if it can be reasonably estimated), with the offsetting/associated costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion and the capitalized costs are typically depreciated over the useful life of the long-lived asset. Changes resulting from revisions to timing or amounts of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.
See Note 10 for further information.
Nuclear Decommissioning — Nuclear decommissioning studies that estimate NSP-Minnesota’s costs of decommissioning its nuclear power plants are normally performed at least every 3 years and submitted to the state commissions for approval. Due to other regulatory activity, the next decommissioning study has been deferred one year until 2024.
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
See Note 9 for further information.
Environmental Costs — Environmental costs are recorded when it is probable NSP-Minnesota is liable for remediation costs and the amount can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. For certain environmental costs related to facilities currently in use, such as for emission-control equipment, the cost is capitalized and depreciated over the life of the plant.
Estimated remediation costs are regularly adjusted as estimates are revised and remediation is performed. If other participating potentially responsible parties exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for NSP-Minnesota’s expected share of the cost.
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
A separate financing component of collections from customers is not recognized as contract terms are short-term in nature. Revenues are net of any excise or sales taxes or fees.

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
See Note 6 for further information.
Cash and Cash Equivalents — NSP-Minnesota considers investments in instruments with a remaining maturity of 3 months or less at the time of purchase to be cash equivalents.
Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of an allowance for bad debts. NSP-Minnesota establishes an allowance for uncollectible receivables based on a policy that reflects its expected exposure to the credit risk of customers.
As of Dec. 31, 2022 and 2021, the allowance for bad debts was $46 million and $45 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$200	$181
Fuel	103	81
Natural gas	81	47
Total inventories	$384	$309
Fair Value Measurements — NSP-Minnesota presents cash equivalents, interest rate derivatives, commodity derivatives and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements.
For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used to estimate fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price, quoted prices for similar contracts or internally prepared valuation models may be used to determine fair value.
For the pension and postretirement plan assets and nuclear decommissioning fund, published trading data and pricing models, generally using the most observable inputs available, are utilized to determine fair value for each security.
See Notes 8 and 9 for further information.
Derivative Instruments — NSP-Minnesota uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates, and utility commodity prices, including forward contracts, futures, swaps and options. Any derivative instruments not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues.
Normal Purchases and Normal Sales — NSP-Minnesota enters into contracts for purchases and sales of commodities for use in its operations. At inception, contracts are evaluated to determine whether they contain a derivative, and if so, whether they may be exempted from derivative accounting if designated as normal purchases or normal sales.
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
See Note 8 for further information.
Other Utility Items
AFUDC — AFUDC represents the cost of capital used to finance utility construction activity and is computed by applying a composite financing rate to qualified CWIP. The amount of AFUDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFUDC amounts capitalized are included in NSP-Minnesota’s rate base.
Alternative Revenue — Certain rate rider mechanisms (including decoupling/sales true up and CIP/DSM programs) qualify as alternative revenue programs. These mechanisms arise from instances in which the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized, which may include incentives and return on rate base items.
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
Emissions Allowances — Emissions allowances are recorded at cost, including broker commission fees. The inventory accounting model is utilized for all emissions allowances and any sales of these allowances are included in electric revenues.
Nuclear Refueling Outage Costs — NSP-Minnesota uses a deferral and amortization method for nuclear refueling costs. This method amortizes costs over the period between refueling outages consistent with rate recovery.
RECs — Cost of RECs that are utilized for compliance is recorded as electric fuel and purchased power expense. An inventory accounting model is used to account for RECs.
Sales of RECs are recorded in electric revenues on a gross basis. The cost of these RECs and amounts credited to customers under margin-sharing mechanisms are recorded in electric fuel and purchased power expense.
Cost of RECs that are utilized to support commodity trading activities are recorded in a similar manner as the associated commodities and are on a net basis in electric operating revenues in the consolidated statements of income.

2. Accounting Pronouncements
As of Dec. 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Minnesota’s consolidated financial statements.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$20,114	$19,154
Natural gas plant	2,100	1,864
Common and other property	1,156	1,007
Plant to be retired (a)	646	719
CWIP	907	984
Total property, plant and equipment	24,923	23,728
Less accumulated depreciation	(7,734)	(7,606)
Nuclear fuel	3,183	3,081
Less accumulated amortization	(2,894)	(2,773)
Property, plant and equipment, net	$17,478	$16,430
(a)Amounts include regulator-approved retirements of Sherco Units 1, 2 and 3 and A.S. King and are presented net of accumulated depreciation.
Joint Ownership of Generation and Transmission Facilities
Jointly owned assets as of Dec. 31, 2022:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric generation:
Sherco Unit 3	$623	$468	59%
Sherco common facilities	180	115	80
Sherco substation	5	4	59
Electric transmission:
Grand Meadow	11	3	50
Huntley Wilmarth	49	1	50
CapX2020	818	124	51
Total (a)	$1,686	$715
(a)Projects additionally include $4 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2022		Dec. 31, 2021 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$12	$347	$24	$301
Recoverable deferred taxes on AFUDC		Plant lives	—	112	—	114
Excess deferred taxes — TCJA	7	Various	10	103	10	113
Deferred natural gas and electric energy/fuel costs		One to five years	110	65	138	190
Net AROs (b)	1, 10	Various	—	62	—	(316)
Benson biomass PPA termination and asset purchase		Six years	10	45	10	55
PI extended power uprate		12 years	4	42	4	46
Contract valuation adjustments (c)	1, 8	Term of related contract	16	28	18	34
Purchased power contracts costs		Term of related contract	7	19	6	27
Conservation programs (d)	1	One to two years	6	19	7	22
Nuclear refueling outage costs	1	One to two years	30	12	37	16
Losses on reacquired debt		Term of related debt	1	10	1	11
Sales true-up and revenue decoupling		One year	53	—	33	56
Laurentian biomass PPA termination		Less than one year	18	—	18	18
Renewable resources and environmental initiatives		One year	50	—	170	3
Gas pipeline inspection and remediation costs		One year	42	—	33	—
Other		Various	15	30	18	28
Total regulatory assets			$384	$894	$527	$718
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Includes amounts recorded for future recovery of AROs, less amounts recovered through nuclear decommissioning accruals and gains from decommissioning investments.
(c)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.
(d)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2022		Dec. 31, 2021 (a)
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (b)	7	Various	$6	$1,200	$9	$1,256
Plant removal costs	1, 10	Various	—	693	—	613
Revenue decoupling		Two years	—	22	—	—
Renewable resources and environmental initiatives		Various	6	19	1	10
ITC deferrals	1	Various	—	17	—	7
Formula rates		One to two years	6	9	4	7
Contract valuation adjustments (c)	1, 8	Less than one year	56	—	29	—
Conservation programs		Less than one year	42	—	—	—
DOE Settlement		N/A	—	—	14	—
Deferred natural gas and electric energy/fuel costs		Less than one year	26	—	14	—
Other		Various	49	23	46	34
Total regulatory liabilities (d)			$191	$1,983	$117	$1,927
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(c)Includes the fair value of FTR instruments utilized/intended to offset the impacts of transmission system congestion.
(d)Revenue subject to refund of $67 million and $15 million for 2022 and 2021, respectively, is included in other current liabilities.
NSP-Minnesota’s regulatory assets not earning a return include the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed). In addition, regulatory assets included $369 million and $691 million, respectively, of past expenditures not earning a return. Amounts are predominately related to purchased natural gas and electric energy costs (including certain costs related to Winter Storm Uri), sales true-up and revenue decoupling, various renewable resources/environmental initiatives and certain prepaid pension amounts.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2022	Year Ended Dec. 31
		2022	2021	2020
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	—	—	—	—
Average amount outstanding	—	—	6	3
Maximum amount outstanding	4	4	236	116
Weighted average interest rate, computed on a daily basis	3.87%	3.87%	0.07%	1.53%
Weighted average interest rate at period end	N/A	N/A	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2022	Year Ended Dec. 31
		2022	2021	2020
Borrowing limit	$700	$700	$500	$500
Amount outstanding at period end	207	207	—	179
Average amount outstanding	81	21	26	10
Maximum amount outstanding	290	290	317	179
Weighted average interest rate, computed on a daily basis	4.32%	4.14%	0.18%	1.25%
Weighted average interest rate at end of period	4.64	4.64	N/A	0.18
Letters of Credit — NSP-Minnesota uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2022 and 2021, there were $15 million and $9 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of NSP-Minnesota’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2022	2021
48%	47%	$150	2
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
If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2022, NSP-Minnesota was in compliance with all financial covenants on its debt agreements.
NSP-Minnesota had the following committed credit facility available as of Dec. 31, 2022 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$222	$478
(a)This credit facility matures in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the facility outstanding at Dec. 31, 2022 and 2021.
Bilateral Credit Agreement — In April 2022, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Dec. 31, 2022, NSP-Minnesota had $54 million outstanding letters of credit under the $75 million Bilateral Credit Agreement.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of NSP-Minnesota is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.

Long term debt obligations for NSP-Minnesota as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2022	2021
First mortgage bonds	2.15%	Aug. 15, 2022	$—	$300
First mortgage bonds	2.60	May 15, 2023	400	400
First mortgage bonds	7.125	July 1, 2025	250	250
First mortgage bonds	6.50	March 1, 2028	150	150
First mortgage bonds (a)	2.25	April 1, 2031	425	425
First mortgage bonds	5.25	July 15, 2035	250	250
First mortgage bonds	6.25	June 1, 2036	400	400
First mortgage bonds	6.20	July 1, 2037	350	350
First mortgage bonds	5.35	Nov. 1, 2039	300	300
First mortgage bonds	4.85	Aug. 15, 2040	250	250
First mortgage bonds	3.40	Aug. 15, 2042	500	500
First mortgage bonds	4.125	May 15, 2044	300	300
First mortgage bonds	4.00	Aug. 15, 2045	300	300
First mortgage bonds	3.60	May 15, 2046	350	350
First mortgage bonds	3.60	Sept. 15, 2047	600	600
First mortgage bonds	2.90	March 1, 2050	600	600
First mortgage bonds	2.60	June 1, 2051	700	700
First mortgage bonds (a)	3.20	April 1, 2052	425	425
First mortgage bonds (b)	4.50	June 1,2052	500	—
Other long-term debt			3	3
Unamortized discount			(45)	(44)
Unamortized debt issuance cost			(66)	(62)
Current maturities			(400)	(300)
Total long-term debt			$6,542	$6,447
(a)2021 financing.
(b)2022 financing.
Maturities of long-term debt are as follows:

(Millions of Dollars)
2023	$400
2024	—
2025	250
2026	—
2027	—
Deferred Financing Costs — Deferred financing costs of approximately $66 million and $62 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2022 and 2021, respectively.
Dividend Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividend payments are solely to be paid from retained earnings.
NSP-Minnesota’s state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2022:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2022
47.2%	57.6%	52.3%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$1,446	million	$14,984	million	$16,140	million

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,463	$510	$38	$2,011
C&I	2,376	433	—	2,809
Other	38	—	7	45
Total retail	3,877	943	45	4,865
Wholesale	668	—	—	668
Transmission	287	—	—	287
Interchange	514	—	—	514
Other	15	19	—	34
Total revenue from contracts with customers	5,361	962	45	6,368
Alternative revenue and other	256	60	—	316
Total revenues	$5,617	$1,022	$45	$6,684

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,374	$315	$33	$1,722
C&I	2,107	246	—	2,353
Other	33	—	6	39
Total retail	3,514	561	39	4,114
Wholesale	442	—	—	442
Transmission	242	—	—	242
Interchange	501	—	—	501
Other	7	14	—	21
Total revenue from contracts with customers	4,706	575	39	5,320
Alternative revenue and other	388	48	—	436
Total revenues	$5,094	$623	$39	$5,756

	Year Ended Dec. 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,375	$261	$31	$1,667
C&I	1,935	189	—	2,124
Other	33	—	6	39
Total retail	3,343	450	37	3,830
Wholesale	202	—	—	202
Transmission	238	—	—	238
Interchange	440	—	—	440
Other	15	7	—	22
Total revenue from contracts with customers	4,238	457	37	4,732
Alternative revenue and other	333	36	—	369
Total revenues	$4,571	$493	$37	$5,101

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2022	2021 (c)	2020 (c)
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	7.0	7.0	7.0
Increases (decreases) in tax from:
Wind PTCs (a)	(39.6)	(27.8)	(19.3)
Plant regulatory differences (b)	(6.7)	(8.1)	(7.2)
Other tax credits, net NOL & tax credit allowances	(1.3)	(1.4)	(1.2)
NOL Carryback	—	—	(2.1)
Other, net	(0.3)	0.7	0.8
Effective income tax rate	(19.9)%	(8.6)%	(1.0)%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(c)Prior period amounts have been restated to conform with current year presentation.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2022	2021	2020
Current federal tax expense (benefit)	$70	$(10)	$41
Current state tax expense (benefit)	26	(1)	12
Current change in unrecognized tax expense	8	1	9
Deferred federal tax benefit	(237)	(87)	(102)
Deferred state tax expense	23	49	38
Deferred change in unrecognized tax expense (benefit)	—	2	(3)
Deferred ITCs	(2)	(2)	(1)
Total income tax benefit	$(112)	$(48)	$(6)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2022	2021	2020
Deferred tax (benefit) expense excluding items below	$(283)	$109	61
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	70	(145)	(127)
Tax expense allocated to other comprehensive income, and other	(1)	—	(1)
Deferred tax benefit	$(214)	$(36)	$(67)
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2022	2021 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,708	$2,679
Regulatory assets	189	214
Operating lease assets	98	123
Deferred fuel costs	49	92
Pension expense	68	73
Other	10	13
Total deferred tax liabilities	$3,122	$3,194

Deferred tax assets:
Tax credit carryforward	$977	$782
Regulatory Liabilities	325	279
Operating lease liabilities	98	123
NOL and tax credit valuation allowances	(58)	(64)
Other employee benefits	27	32
NOL carryforward	15	43
Deferred ITCs	5	5
Rate refund	28	11
Other	39	34
Total deferred tax assets	$1,456	$1,245
Net deferred tax liability	$1,666	$1,949
(a)Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2022	2021
Federal NOL carryforward	$2	$77
Federal tax credit carryforwards	909	704
State NOL carryforwards	184	344
Valuation allowances for state NOL carryforwards	(1)	(1)
State tax credit carryforwards, net of federal detriment (a)	68	78
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(58)	(64)
(a)State tax credit carryforwards are net of federal detriment of $18 million and $21 million as of Dec. 31, 2022 and 2021, respectively.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $15 million and $17 million as of Dec. 31, 2022 and 2021, respectively.
Federal carryforward periods expire starting 2032 and state carryforward periods expire starting 2022.
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009 - 2011 that qualify for an extended carryback claim. As a result, a tax benefit of approximately $13 million was recognized in 2020.

Unrecognized Tax Benefits
Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2024
2019	October 2023
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
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2022, NSP-Minnesota’s earliest open tax years subject to examination by state taxing authorities under applicable statutes of limitations are as follows:

State	Tax Year(s)	Expiration
Minnesota	2014-2016	September 2024
Minnesota	2018	June 2023
In 2020, Minnesota began an audit of tax years 2015-2018. In 2022, the state of Minnesota issued its audit report without any material adjustments.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Unrecognized tax benefit — Permanent tax positions	$31	$23
Unrecognized tax benefit — Temporary tax positions	3	3
Total unrecognized tax benefit	$34	$26
Changes in unrecognized tax benefits:

(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$26	$24	$20
Additions based on tax positions related to the current year	2	2	2
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	6	—	16
Reductions for tax positions of prior years	—	—	(14)
Balance at Dec. 31	$34	$26	$24
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
NOL and tax credit carryforwards	$(13)	$(13)
As the IRS progresses its review of the tax loss carryback claims and as state audits progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $22 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2022	2021	2020
Payable for interest related to unrecognized tax benefits at Jan. 1	$(2)	$(2)	$(2)
Interest expense related to unrecognized tax benefits	(1)	—	—
Payable for interest related to unrecognized tax benefits at Dec. 31	$(3)	$(2)	$(2)
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2022, 2021 or 2020.

8. Fair Value of Financial Assets and Liabilities
Fair Value Measurements
Accounting guidance for fair value measurements and disclosures provides a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value.
•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are actively traded instruments with observable actual trading prices.
•Level 2 — Pricing inputs are other than actual trading prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 include those valued with models requiring significant judgment or estimation.
Specific valuation methods include:
Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs. The investments in commingled funds may be redeemed for NAV with proper notice. Private equity commingled funds require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate commingled funds may be redeemed with proper notice, however, withdrawals may be delayed or discounted as a result of fund illiquidity.
Investments in debt securities — Fair values for debt securities are determined by a third party pricing service using recent trades and observable spreads from benchmark interest rates for similar securities.
Interest rate derivatives — Fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.
Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contracts relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges, the significance of the use of less observable inputs on a valuation is evaluated and may result in Level 3 classification.

Electric commodity derivatives held by NSP-Minnesota include transmission congestion instruments, generally referred to as FTRs. FTRs purchased from an RTO are financial instruments that entitle or obligate the holder to monthly revenues or charges based on transmission congestion across a given transmission path.
The values of these instruments are derived from, and designed to offset, the costs of transmission congestion. In addition to overall transmission load, congestion is also influenced by the operating schedules of power plants and the consumption of electricity pertinent to a given transmission path. Unplanned plant outages, scheduled plant maintenance, changes in the relative costs of fuels used in generation, weather and overall changes in demand for electricity can each impact the operating schedules of the power plants on the transmission grid and the value of these instruments. FTRs are recognized at fair value and adjusted each period prior to settlement. Given the limited observability of certain variables underlying the reported auction values of FTRs, these fair value measurements have been assigned a Level 3 classification.
Net congestion costs, including the impact of FTR settlements are shared through fuel and purchased energy cost recovery mechanisms. As such, the fair value of the unsettled instruments (i.e., derivative asset or liability) is offset/deferred as a regulatory asset or liability.
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
Unrealized gains for the nuclear decommissioning fund were $1 billion and $1.3 billion as of Dec. 31, 2022 and 2021, respectively, and unrealized losses were $90 million and $7 million as of Dec. 31, 2022 and 2021, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Dec. 31, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$29	$29	$—	$—	$—	$29
Commingled funds	803	—	—	—	1,178	1,178
Debt securities	738	—	669	6	—	675
Equity securities	406	999	1	—	—	1,000
Total	$1,976	$1,028	$670	$6	$1,178	$2,882
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $48 million of rabbi trust assets and other miscellaneous investments.

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
For the years ended Dec. 31, 2022 and 2021, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Dec. 31, 2022:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$6	$204	$250	$216	$676
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future distributions of its deferred compensation plan. The fair value of assets held in the rabbi trusts were $12 million and $13 million at Dec. 31, 2022 and 2021, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
Derivative Activities and Fair Value Measurements
NSP-Minnesota enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates and utility commodity prices.
Interest Rate Derivatives — NSP-Minnesota enters into contracts that effectively fix the interest rate on a specified principal amount of a hypothetical future debt issuance. These financial swaps net settle based on changes in a specified benchmark interest rate, acting as a hedge of changes in market interest rates that will impact specified anticipated debt issuances. These derivative instruments are designated as cash flow hedges for accounting purposes, with changes in fair value prior to occurrence of the hedged transactions recorded as other comprehensive income.
As of Dec. 31, 2022, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2022, NSP-Minnesota had no unsettled interest rate derivatives.
For the financial impact of qualifying interest rate cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, see Note 11.

Wholesale and Commodity Trading — NSP-Minnesota conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives. NSP-Minnesota is allowed to conduct these activities within guidelines and limitations as approved by its risk management committee, comprised of management personnel not directly involved in the activities governed by this policy.
Derivative instruments entered into for trading purposes are presented in the consolidated statements of income as electric revenues, net of any sharing with customers. These activities are not intended to mitigate commodity price risk associated with regulated electric and natural gas operations. Sharing of these margins is determined through state regulatory proceedings as well as the operation of the FERC-approved joint operating agreement.
Commodity Derivatives — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale and FTRs.
The most significant derivative positions outstanding at December 31, 2022 and 2021 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion. Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms. As of Dec. 31, 2022, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Dec. 31, 2022	Dec. 31, 2021
MWh of electricity	44	57
MMBtu of natural gas	88	85
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
As of Dec. 31, 2022, six of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $38 million or 34% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the ten most significant counterparties, comprising $28 million or 25% of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $47 million or 41% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Four of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase and normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of Dec. 31, 2022 and 2021, there were $4 million and $3 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Dec. 31, 2022 and 2021, there were approximately $76 million and $48 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2022 and 2021.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2022
Other derivative instruments
Electric commodity	$—	$(7)
Natural gas commodity	—	—
Total	$—	$(7)

Year Ended Dec. 31, 2021
Other derivative instruments
Electric commodity	$—	$3
Natural gas commodity	—	(3)
Total	$—	$—

Year Ended Dec. 31, 2020
Other derivative instruments
Electric commodity	$—	$2
Natural gas commodity	—	(2)
Total	$—	$—

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2022
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$17	(b)
Electric commodity	—		1	(c)	—
Natural gas commodity	—		2	(d)	(8)	(d)(e)
Total	$—		$3		$9
Year Ended Dec. 31, 2021
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$51	(b)
Electric commodity	—		(3)	(c)	—
Natural gas commodity	—		1	(d)	(6)	(d)(e)
Total	$—		$(2)		$45
Year Ended Dec. 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(5)	(b)
Electric commodity	$—		$(3)	(c)	$—
Natural gas commodity	—		2	(d)	(4)	(d)(e)
Total	$—		$(1)		$(9)
(a)Recorded to interest charges.
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
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
(e)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2022, 2021 and 2020.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$15	$38	$33	$86	$(58)	$28	$9	$40	$22	$71	$(53)	$18
Electric commodity	—	—	58	58	(2)	56	—	—	30	30	(1)	29
Natural gas commodity	—	5	—	5	—	5	—	6	—	6	—	6
Total current derivative assets	$15	$43	$91	$149	$(60)	$89	$9	$46	$52	$107	$(54)	$53
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$21	$40	$66	$127	$(59)	$68	$6	$34	$35	$75	$(42)	$33
Total noncurrent derivative assets	$21	$40	$66	$127	$(59)	$68	$6	$34	$35	$75	$(42)	$33

	Dec. 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$23	$60	$6	$89	$(63)	$26	$13	$58	$4	$75	$(58)	$17
Electric commodity	—	—	2	2	(2)	—	—	—	1	1	(1)	—
Natural gas commodity	—	2	—	2	—	2	—	4	—	4	—	4
Total current derivative liabilities	$23	$62	$8	$93	$(65)	28	$13	$62	$5	$80	$(59)	21
PPAs (b)						14						14
Current derivative instruments						$42						$35
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$37	$55	$42	$134	$(60)	$74	$15	$48	$26	$89	$(53)	$36
Total noncurrent derivative liabilities	$37	$55	$42	$134	$(60)	74	$15	$48	$26	$89	$(53)	36
PPAs (b)						28						35
Noncurrent derivative instruments						$102						$71
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2022 and 2021, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2022 and 2021, derivative assets and liabilities include rights to reclaim cash collateral of $6 million and $16 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$56	$(11)	$5
Purchases (a)	157	54	28
Settlements (a)	(195)	(82)	(49)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (b)	91	72	(8)
Net gains (losses) recognized as regulatory assets and liabilities (a)	(2)	23	13
Balance at Dec. 31	$107	$56	$(11)
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2022		2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,942	$5,995	$6,747	$7,761
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2022 and 2021, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes NSP-Minnesota, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 4.86, 1.96 and 1.78% in 2022, 2021, and 2020, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s and NSP-Minnesota’s policy is to fully fund into an external trust the actuarially determined pension costs subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives who participated in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2022 and 2021 were $11 million and $43 million, respectively, of which $2 million and $3 million was attributable to NSP-Minnesota in 2022 and 2021, respectively. Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $17 million in 2022 and $4 million in 2021, respectively, of which immaterial amounts were attributable to NSPM.
Investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as the long-term projected return levels from investment experts. Xcel Energy and NSP-Minnesota continually review their pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2022 were below the assumed level of 6.60%.
•Investment returns in 2021 were above the assumed level of 6.60%.
•Investment returns in 2020 were above the assumed level of 7.10%.
•In 2023, NSP-Minnesota’s expected investment-return assumption is 7.25%.
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
Xcel Energy’s ongoing investment strategy is based on plan-specific investment recommendations that seek to minimize potential investment and interest rate risk as a plan’s funded status increases over time. The investment recommendations consider many factors and generally result in a greater percentage of long-duration fixed income securities being allocated to specific plans having relatively higher funded status ratios and a greater percentage of growth assets being allocated to plans having relatively lower funded status ratios.
Plan Assets
For each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets measured at fair value:

	Dec. 31, 2022 (a)					Dec. 31, 2021 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$26	$—	$—	$—	$26	$31	$—	$—	$—	$31
Commingled funds	201	—	—	201	402	304	—	—	274	578
Debt securities	—	129	1	—	130	—	219	1	—	220
Equity securities	11	—	—	—	11	16	—	—	—	16
Other	—	1	—	—	1	—	1	—	7	8
Total	$238	$130	$1	$201	$570	$351	$220	$1	$281	$853
(a)See Note 8 for further information regarding fair value measurement inputs and methods.
For each of the fair value hierarchy levels, NSP-Minnesota’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2022 (a)					Dec. 31, 2021 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Insurance contracts	—	1	—	—	1	—	—	—	—	—
Commingled funds	$1	$—	$—	$1	$2	$—	$—	$—	$1	$1
Debt securities	—	2	—	—	2	—	2	—	—	2
Total	$1	$3	$—	$1	$5	$—	$2	$—	$1	$3
(a)See Note 8 for further information on fair value measurement inputs and methods.
No assets were transferred in or out of Level 3 for 2022 or 2021.

Funded Status — Benefit obligations for both pension and postretirement plans decreased from Dec. 31, 2021 to Dec. 31, 2022, due primarily to benefit payments and increases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Minnesota are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2022	2021	2022	2021
Change in Benefit Obligation:
Obligation at Jan. 1	$877	$989	$64	$73
Service cost	27	30	—	—
Interest cost	25	25	2	2
Plan amendments	1	1	—	—
Actuarial gain	(139)	(28)	(13)	(5)
Benefit payments	(134)	(140)	(5)	(6)
Obligation at Dec. 31	$657	$877	$48	$64
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$853	$897	$3	$2
Actual return on plan assets	(154)	62	—	—
Employer contributions	5	34	7	7
Benefit payments	(134)	(140)	(5)	(6)
Fair value of plan assets at Dec. 31	$570	$853	$5	$3
Funded status of plans at Dec. 31	$(87)	$(24)	$(43)	$(61)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(1)	$(3)
Noncurrent liabilities	(87)	(24)	(42)	(58)
Net amounts recognized	$(87)	$(24)	$(43)	$(61)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2022	2021	2022	2021
Discount rate for year-end valuation	5.80%	3.08%	5.80%	3.09%
Expected average long-term increase in compensation level	4.25	3.75	N/A	N/A
Mortality table	PRI-2012	PRI-2012	PRI-2012	PRI-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	5.30%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.50%	4.90%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	7	4
Accumulated benefit obligation for the pension plan was $600 million and $811 million as of Dec. 31, 2022 and 2021, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
Service cost	$27	$30	$27	$—	$—	$—
Interest cost	25	25	31	2	2	2
Expected return on plan assets	(48)	(52)	(55)	—	—	—
Amortization of prior service cost	—	—	—	(3)	(3)	(3)
Amortization of net loss	24	34	33	1	2	1
Settlement charge (a)	38	35	—	—	—	—
Net periodic pension cost	66	72	36	—	1	—
Effects of regulation	(32)	(44)	(4)	—	—	—
Net benefit cost recognized for financial reporting	$34	$28	$32	$—	$1	$—
Significant Assumptions Used to Measure Costs:
Discount rate	3.08%	2.71%	3.49%	3.09%	2.65%	3.47%
Expected average long-term increase in compensation level	3.75	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	6.60	6.60	7.10	4.10	4.10	4.50
(a)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2022 and 2021, as a result of lump-sum distributions during each plan year, NSP-Minnesota recorded a total pension settlement charge of $38 million and $35 million, respectively, which was not recognized in earnings due to the effects of regulation. There were no settlement charges recorded for the qualified pension plans in 2020.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2022	2021	2022	2021
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$309	$307	$16	$31
Prior service credit	—	—	(1)	(4)
Total	$309	$307	$15	$27
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$12	$25	$—	$—
Noncurrent regulatory assets	297	282	14	25
Deferred income taxes	—	—	—	1
Net-of-tax accumulated other comprehensive income	—	—	1	1
Total	$309	$307	$15	$27

Measurement date	Dec 31, 2022	Dec 31, 2021	Dec 31, 2022	Dec 31, 2021
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2020 - 2023 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$50 million in January 2023, of which $23 million is attributable to NSP-Minnesota.
•$50 million in 2022, of which $5 million was attributable to NSP-Minnesota.
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
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$12 million expected in 2023, of which $6 million is attributable to NSP-Minnesota.
•$13 million during 2022, of which $7 million, was attributable to NSP-Minnesota.
•$15 million during 2021, of which $8 million was attributable to NSP-Minnesota.
•$11 million during 2020, of which $6 million was attributable to NSP-Minnesota.

Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Domestic and international equity securities	33%	33%	16%	15%
Long-duration fixed income and interest rate swap securities	38	37	—	—
Short-to-intermediate fixed income securities	9	11	71	71
Alternative investments	18	17	12	8
Cash	2	2	1	6
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — In 2022 and 2020, there were no significant plan amendments made which affected the postretirement benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
NSP-Minnesota’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments (a)
2023	$84	$6
2024	64	5
2025	64	5
2026	61	5
2027	59	4
2028-2032	279	17
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Defined Contribution Plans
Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Minnesota was approximately $13 million in 2022 and $12 million in 2021 and 2020.
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
In January 2021, the Minnesota Office of the Attorney General and DOC recommended that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the fuel clause adjustment. NSP-Minnesota subsequently filed its response, asserting that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate.
A final decision by the MPUC is expected in mid-2024. A loss related to this matter is deemed remote.

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
The MISO TOs and various other parties have filed petitions for review of the FERC’s most recent applicable opinions at the D.C. Circuit. In August 2022, the D.C. Circuit ruled that FERC had not adequately supported its conclusions, vacated FERC’s related orders and remanded the issue back to FERC for further proceedings, which remain pending. Additional exposure, if any related to this matter is expected to be immaterial.
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
Historical MGP, Landfill and Disposal Sites
NSP-Minnesota is investigating, remediating or performing post-closure actions at five MGP, landfill or other disposal sites across its service territories.
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
Federal Clean Water Act Section 316(b) — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure they reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Minnesota estimates capital expenditures of approximately $40 million may be required for NSP-Minnesota to comply with the requirements pending approval of mitigation plans from the Minnesota Pollution Control Agency. NSP-Minnesota anticipates these costs will be recoverable through regulatory mechanisms.
AROs — AROs have been recorded for NSP-Minnesota’s assets. For nuclear assets, the ARO is associated with the decommissioning of NSP-Minnesota nuclear generating plants.
Aggregate fair value of NSP-Minnesota’s legally restricted assets for funding future nuclear decommissioning was $2.9 billion and $3.3 billion at Dec. 31, 2022 and 2021, respectively.
NSP-Minnesota’s AROs were as follows:

	2022
(Millions of Dollars)	Jan. 1, 2022	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2022
Electric
Nuclear	$2,056	$—	$104	$—	$2,160
Wind	384	25	15	(8)	416
Steam and other production	73	—	2	—	75
Distribution	16	—	—	—	16
Natural gas
Transmission and distribution	55	—	2	2	59
Common
Miscellaneous	1	—	—	—	1
Total liability	$2,585	$25	$123	$(6)	$2,727
(a)Amounts incurred relate to the wind farms placed in service in 2022 (Dakota Range and Rock Aetna).
(b)In 2022, AROs were revised for changes in timing and estimates of cash flows. Changes in electric wind AROs were related to the repowering and extended retirement date of Nobles. Changes in gas transmission and distribution AROs were primarily related to changes in labor rates coupled with increased gas line mileage and number of services.

	2021
(Millions of Dollars)	Jan. 1, 2021	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2021
Electric
Nuclear	$1,957	$—	$99	$—	$2,056
Wind	270	101	13	—	384
Steam and other production	67	6	2	(2)	73
Distribution	16	—	—	—	16
Miscellaneous	—	—	—	—	—
Natural gas
Transmission and distribution	39	—	2	14	55
Common
Miscellaneous	1	—	—	—	1
Total liability	$2,350	$107	$116	$12	$2,585
(a)Amounts incurred relate to the wind farms placed in service in 2021 (Blazing Star 2, Mower and Freeborn) and removal of a utility scale battery asset.
(b)In 2021, AROs were revised for changes in timing and estimates of cash flows. Changes in gas transmission and distribution AROs were primarily related to changes in labor rates coupled with increased gas line mileage and number of services.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Minnesota’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2022. Therefore, an ARO has not been recorded for these facilities.
Nuclear Related
Nuclear Insurance — NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $13.7 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $13.2 billion of exposure is funded by the Secondary Financial Protection Program available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $138 million per reactor-incident for each of its three reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $20 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments.
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
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $12 million for business interruption insurance and $32 million for property damage insurance if losses exceed accumulated reserve funds.

Nuclear Fuel Disposal — NSP-Minnesota is responsible for temporarily storing spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available.
NSP-Minnesota owns temporary on-site storage facilities for spent fuel at its Monticello and PI nuclear plants, which consist of storage pools and dry cask facilities. The Monticello dry-cask storage facility currently stores all 30 of the authorized canisters. The PI dry-cask storage facility currently stores 50 of the 64 authorized casks. Monticello’s future spent fuel will continue to be placed in its spent fuel pool. The decommissioning plan addresses the disposition of spent fuel at the end of the licensed life. A CON for additional storage at the Monticello site has been filed with the MPUC, to support possible life extension to 2040. NSP-Minnesota expects a decision by year-end 2023.
Regulatory Plant Decommissioning Recovery — Decommissioning activities for NSP-Minnesota’s nuclear facilities are planned to begin at the end of each unit’s authorized retirement dates, which can be different than the currently approved NRC operating licenses. These decommissioning activities are planned to be completed at both facilities by 2101.
NSP-Minnesota’s current operating licenses allow continued use of its Monticello nuclear plant until 2030 and its PI nuclear plant until 2033 for Unit 1 and 2034 for Unit 2. The MPUC reaffirmed a 60-year DECON scenario, where Monticello continues operations under a 10-year license extension (approved in April 2022). NRC approval of the extension is pending.
Future decommissioning costs of nuclear facilities are estimated through triennial periodic studies that assess the costs and timing of planned nuclear decommissioning activities for each unit. The 2020 nuclear decommissioning filing was approved by the MPUC and became effective in 2022.
Obligations for decommissioning are expected to be funded 100% by the external decommissioning trust fund. NSP-Minnesota had $2.9 billion and $3.3 billion of assets held in external decommissioning trusts at Dec. 31, 2022, and 2021, respectively.
See Note 10 to the consolidated financial statements for additional discussion.
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

Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
PPAs	$556	$556
Other	78	74
Gross operating lease ROU assets	634	630
Accumulated amortization	(310)	(222)
Net operating lease ROU assets	$324	$408
Components of lease expense:

(Millions of Dollars)	2022	2021	2020
Operating leases
PPA capacity payments	$98	$96	$89
Other operating leases (a)	9	8	8
Total operating lease expense (b)	$107	$104	$97
(a)Includes short-term lease expense of $3 million, $2 million and $2 million for 2022, 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of Dec. 31, 2022:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2023	$98	$12	$110
2024	100	7	107
2025	79	8	87
2026	40	7	47
2027	—	7	7
Thereafter	—	24	24
Total minimum obligation	317	65	382
Interest component of obligation	(19)	(9)	(28)
Present value of minimum obligation	$298	$56	354
Less current portion			(98)
Noncurrent operating lease liabilities			$256

Weighted-average remaining lease term in years			7.6
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2026.
PPAs and Fuel Contracts
Non-Lease PPAs — NSP-Minnesota has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2033, contain minimum energy purchase commitments. Total energy payments on those contracts were $182 million, $149 million and $112 million in 2022, 2021 and 2020, respectively.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $60 million, $55 million and $52 million in 2022, 2021 and 2020, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2022, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2023	$61	$50
2024	63	45
2025	26	51
2026	9	48
2027	7	55
Thereafter	3	28
Total (b)	$169	$277
(a)Excludes contingent energy payments for renewable energy PPAs.
(b)Includes amounts allocated to NSP-Wisconsin through intercompany charges.
Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2023 and 2037. NSP-Minnesota is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases for these contracts as of Dec. 31, 2022:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2023	$227	$144	$130	$158
2024	110	112	1	148
2025	17	158	1	138
2026	1	37	—	143
2027	1	155	—	98
Thereafter	—	194	—	116
Total (a)	$356	$800	$132	$801
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
NSP-Minnesota concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. NSP-Minnesota had approximately 1,322 MW and 1,347 MW of capacity under long-term PPAs at Dec. 31, 2022 and 2021, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2022
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(17)		$(3)	$(20)
Other comprehensive loss before reclassifications, net of taxes of $—	$—		$1	$1
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	1	(a)	—	1
Net current period other comprehensive income	1		1	2
Accumulated other comprehensive loss at Dec. 31	$(16)		$(2)	$(18)

	2021
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19)		$(3)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	2	(a)	—	2
Net current period other comprehensive income	2		—	2
Accumulated other comprehensive loss at Dec. 31	$(17)		$(3)	$(20)
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
NSP-Minnesota’s segment information:

(Millions of Dollars)	2022	2021	2020
Regulated Electric
Operating revenues — external (a)	$5,617	$5,094	$4,571
Intersegment revenue	1	1	1
Total revenues	$5,618	$5,095	$4,572
Depreciation and amortization	953	869	773
Interest charges and financing costs	257	240	221
Income tax (benefit) expense	(127)	(53)	(14)
Net income	626	566	553
Regulated Natural Gas
Operating revenues — external (b)	$1,022	$623	$493
Intersegment revenue	2	1	—
Total revenues	$1,024	$624	$493
Depreciation and amortization	60	56	51
Interest charges and financing costs	22	18	17
Income tax expense	14	6	7
Net income	45	29	30
All Other
Total revenues	$45	$39	$37
Depreciation and amortization	1	1	1
Income tax (benefit) expense	1	(1)	1
Net income	4	11	8

Consolidated Total
Total revenues (a)(b)	$6,687	$5,758	$5,102
Reconciling eliminations	(3)	(2)	(1)
Total operating revenues	$6,684	$5,756	$5,101
Depreciation and amortization	1,014	926	825
Interest charges and financing costs	279	258	238
Income tax (benefit) expense	(112)	(48)	(6)
Net income	675	606	591
(a)Operating revenues include $514 million, $501 million and $440 million of affiliate electric revenue for the years ended Dec. 31, 2022, 2021 and 2020, respectively. See Note 13 for further information.
(b)Operating revenues include $0 million, $1 million and $1 million of affiliate gas revenue for the years ended Dec. 31, 2022, 2021 and 2020, respectively. See Note 13 for further information.

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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2022	2021	2020
Operating revenues:
Electric	$514	$501	$440
Gas	—	1	1
Operating expenses:
Purchased power	70	67	59
Transmission expense	132	121	109
Other operating expenses — paid to Xcel Energy Services Inc.	673	615	584
Interest income	1	—	—
Interest expense	1	—	—
Accounts receivable and payable with affiliates at Dec. 31:

	2022		2021
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$4	$—	$13	$—
PSCo	—	2	16	—
SPS	—	3	—	2
Other subsidiaries of Xcel Energy Inc.	41	84	—	61
	$45	$89	$29	$63

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
Internal Control Over Financial Reporting
No changes in NSP-Minnesota’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2022 that materially affected, or are reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting. NSP-Minnesota maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Minnesota has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2022 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Minnesota’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 9B — OTHER INFORMATION
None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Items 10, 11 and 12 of Part III of Form 10-K have been omitted from this report for NSP-Minnesota in accordance with conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K for wholly-owned subsidiaries.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2022.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
Consolidated Balance Sheets — As of Dec. 31, 2022 and 2021.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2022, 2021 and 2020.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2022, 2021 and 2020.

3	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	By-Laws of NSP-Minnesota as Amended and Restated on Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds, Supplemental Indentures between NSP-Minnesota and said Trustee
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(3)
4.02*	Supplemental Trust Indenture, dated as of June 1, 1995, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, creating $250 million aggregate principal amount of 7.125% First Mortgage Bonds, Series due July 1, 2025	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.11
4.03*	Supplemental Trust Indenture, dated as of March 1, 1998, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, creating $150 million aggregate principal amount of 6.5% First Mortgage Bonds, Series due March 1, 2028	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.12
4.04*	Supplemental Trust Indenture, dated as of Aug. 1, 2000 (Assignment and Assumption of Trust Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.51
4.05*
Indenture, dated as of July 1, 1999, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to Norwest Bank Minnesota, NA), as Trustee, providing for the issuance of Sr. Debt Securities
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(7)
4.06*	Supplemental Indenture No. 2, dated Aug. 18, 2000, supplemental to the Indenture, dated as of July 1, 1999, among Xcel Energy Inc., NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to Wells Fargo Bank Minnesota, NA), as Trustee	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.63
4.07*	Supplemental Trust Indenture, dated as of July 1, 2005, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $250 million aggregate principal amount of 5.25% First Mortgage Bonds, Series due July 15, 2035	NSP-Minnesota Form 8-K dated July 14, 2005	4.01
4.08*	Supplemental Trust Indenture, dated as of May 1, 2006, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $400 million aggregate principal amount of 6.25% First Mortgage Bonds, Series due June 1, 2036	NSP-Minnesota Form 8-K dated May 18, 2006	4.01
4.09*	Supplemental Trust Indenture, dated as of June 1, 2007, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $350 million aggregate principal amount of 6.20% First Mortgage Bonds, Series due July 1, 2037	NSP-Minnesota Form 8-K dated June 19, 2007	4.01
4.10*	Supplemental Trust Indenture, dated as of Nov. 1, 2009, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company., NA, as Trustee, creating $300 million aggregate principal amount of 5.35% First Mortgage Bonds, Series due Nov. 1, 2039	NSP-Minnesota Form 8-K dated Nov. 16, 2009	4.01
4.11*	Supplemental Trust Indenture, dated as of Aug. 1, 2010, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $250 million aggregate principal amount of 4.85% First Mortgage Bonds, Series due Aug. 15, 2040	NSP-Minnesota Form 8-K dated Aug. 4, 2010	4.01
4.12*	Supplemental Trust Indenture, dated as of Aug. 1, 2012, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $500 million aggregate principal amount of 3.40% First Mortgage Bonds, Series due Aug. 15, 2042	NSP-Minnesota Form 8-K dated Aug. 13, 2012	4.01
4.13*	Supplemental Trust Indenture, dated as of May 1, 2013, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $400 million aggregate principal amount of 2.60% First Mortgage Bonds, Series due May 15, 2023	NSP-Minnesota Form 8-K dated May 20, 2013	4.01

4.14*	Supplemental Trust Indenture, dated as of May 1, 2014, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.125% First Mortgage Bonds, Series due May 15, 2044	NSP-Minnesota Form 8-K dated May 13, 2014	4.01
4.15*	Supplemental Trust Indenture, dated as of Aug. 1, 2015, by and between NSP-Minnesota and The Bank of New York Mellon Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.00% First Mortgage Bonds, Series due Aug. 15, 2045	NSP-Minnesota Form 8-K dated Aug. 11, 2015	4.01
4.16*	Supplemental Trust Indenture, dated as of May 1, 2016, by and between NSP-Minnesota and The Bank of NY Mellon Trust Company, N.A., as Trustee, creating $350 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due May 15, 2046	NSP-Minnesota Form 8-K dated May 31, 2016	4.01
4.17*	Supplemental Trust Indenture, dated as of Sept. 1, 2017, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due Sept. 15, 2047	NSP-Minnesota Form 8-K dated Sept. 13, 2017	4.01
4.18*	Supplemental Trust Indenture, dated as of Sept. 1, 2019, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 2.90% First Mortgage Bonds, Series due March 1, 2050	NSP-Minnesota Form 8-K dated Sept. 10, 2019	4.01
4.19*	Supplemental Indenture, dated as of June 8, 2020, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $700 million aggregate principal amount of 2.60% First Mortgage Bonds, Series due June 1, 2051	NSP-Minnesota 8-K dated June 15, 2020	4.01
4.20*	Supplemental Indenture, dated as of March 1, 2021, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $425 million principal amount of 2.25% First Mortgage Bonds, Series due April 1, 2031 and $425 million principal amount of 3.20% First Mortgage Bonds, Series due April 1, 2052	NSP-Minnesota 8-K dated March 30, 2021	4.01
4.21*	Supplemental Indenture, dated as of May 1, 2022, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $500 million aggregate principal amount of 4.50% First Mortgage Bonds, Series due June 1, 2052	NSP-Minnesota 8-K dated May 9, 2022	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Amendment and Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.33
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Schedule 14A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 26, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Oct. 1, 2021	Xcel Energy Inc. Form 10-Q for the quarter ended September 30, 2021	10.01
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan. 21, 2004	10.01

10.26*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.02
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
SCHEDULE II
NSP-Minnesota and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$45	$33	$23
Additions charged to costs and expenses	21	24	24
Additions charged to other accounts (a)	6	5	5
Deductions from reserves (b)	(26)	(17)	(19)
Balance at Dec. 31	$46	$45	$33
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 23, 2023	/s/ BRIAN J. VAN ABEL
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
(Principal Accounting Officer and Principal Financial Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Minnesota has not sent, and does not expect to send, an annual report or proxy statement to its security holder.