Form 10-Q
period 2023-03-31
NORTHERN STATES POWER CO
filed 2023-04-27
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2023
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
OAG	Minnesota Office of Attorney General
SEC	Securities and Exchange Commission

Other
ALJ	Administrative Law Judge
AMT	Alternative minimum tax
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CSPV	Crystalline Silicon Photovoltaic
CUB	Citizens Utility Board
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
IPP	Independent power producing entity
IRA	Inflation Reduction Act
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TOs	Transmission owners

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Operating revenues
Electric, non-affiliates	$1,131	$1,125
Electric, affiliates	125	129
Natural gas	400	434
Other	10	10
Total operating revenues	1,666	1,698

Operating expenses
Electric fuel and purchased power	505	529
Cost of natural gas sold and transported	297	336
Cost of sales — other	7	5
Operating and maintenance expenses	325	306
Conservation program expenses	31	49
Depreciation and amortization	262	252
Taxes (other than income taxes)	78	73
Total operating expenses	1,505	1,550

Operating income	161	148

Allowance for funds used during construction — equity	8	6

Interest charges and financing costs
Interest charges — includes other financing costs of $2	77	69
Allowance for funds used during construction — debt	(5)	(2)
Total interest charges and financing costs	72	67

Income before income taxes	97	87
Income tax benefit	(42)	(40)
Net income	$139	$127

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Net income	$139	$127
Other comprehensive income
Derivative instruments:
Net fair value decrease net of tax of $(1) and $—, respectively	(3)	—

Total other comprehensive loss	(3)	—
Total comprehensive income	$136	$127

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Operating activities
Net income	$139	$127
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	264	252
Nuclear fuel amortization	29	30
Deferred income taxes	(30)	(76)
Allowance for equity funds used during construction	(8)	(6)
Provision for bad debts	8	7
Changes in operating assets and liabilities:
Accounts receivable	(18)	(67)
Accrued unbilled revenues	112	64
Inventories	68	53
Other current assets	(29)	(5)
Accounts payable	(133)	(25)
Net regulatory assets and liabilities	157	168
Other current liabilities	44	65
Pension and other employee benefit obligations	(22)	(6)
Other, net	6	(7)
Net cash provided by operating activities	587	574

Investing activities
Capital/construction expenditures	(532)	(341)
Purchase of investment securities	(236)	(156)
Proceeds from the sale of investment securities	228	147
Investments in utility money pool arrangement	(5)	(538)
Repayments from utility money pool arrangement	—	443
Other, net	(2)	(1)
Net cash used in investing activities	(547)	(446)

Financing activities
Repayments of short-term borrowings, net	(87)	—
Capital contributions from parent	151	(7)
Dividends paid to parent	(122)	(146)
Net cash used in financing activities	(58)	(153)

Net change in cash, cash equivalents and restricted cash	(18)	(25)
Cash, cash equivalents and restricted cash at beginning of period	65	73
Cash, cash equivalents and restricted cash at end of period	$47	$48

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(69)	$(73)
Cash paid for income taxes, net	(5)	(6)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$170	$97
Inventory transfers to property, plant and equipment	9	6
Operating lease right-of-use assets	29	4
Allowance for equity funds used during construction	8	6

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$47	$65
Accounts receivable, net	524	534
Accounts receivable from affiliates	25	45
Investments in money pool arrangements	5	—
Accrued unbilled revenues	260	372
Inventories	307	384
Regulatory assets	350	384
Derivative instruments	33	89
Prepayments and other	82	62
Total current assets	1,633	1,935

Property, plant and equipment, net	17,744	17,478

Other assets
Nuclear decommissioning fund and other investments	3,057	2,930
Regulatory assets	768	894
Derivative instruments	75	68
Operating lease right-of-use assets	327	324
Other	25	29
Total other assets	4,252	4,245
Total assets	$23,629	$23,658

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$400	$400
Short-term debt	120	207
Accounts payable	489	619
Accounts payable to affiliates	58	89
Regulatory liabilities	195	191
Taxes accrued	325	272
Accrued interest	79	79
Dividends payable to parent	133	122
Derivative instruments	37	42
Operating lease liabilities	96	98
Other	244	227
Total current liabilities	2,176	2,346

Deferred credits and other liabilities
Deferred income taxes	1,663	1,666
Deferred investment tax credits	15	15
Regulatory liabilities	1,995	1,983
Asset retirement obligations	2,763	2,727
Derivative instruments	105	102
Pension and employee benefit obligations	133	155
Operating lease liabilities	259	256
Other	27	30
Total deferred credits and other liabilities	6,960	6,934

Commitments and contingencies
Capitalization
Long-term debt	6,543	6,542
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Mar. 31, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	5,484	5,374
Retained earnings	2,487	2,480
Accumulated other comprehensive loss	(21)	(18)
Total common stockholder's equity	7,950	7,836
Total liabilities and equity	$23,629	$23,658

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March. 31, 2023 and 2022
Balance at Dec. 31, 2021	1,000,000	$—	$5,202	$2,391	$(20)	$7,573
Net income				127		127
Dividends declared to parent				(167)		(167)
Balance at Mar. 31, 2022	1,000,000	$—	$5,202	$2,351	$(20)	$7,533

Balance Dec. 31, 2022	1,000,000	$—	$5,374	$2,480	$(18)	$7,836
Net income				139		139
Other comprehensive income					(3)	(3)
Dividends declared to parent				(132)		(132)
Contribution of capital by parent			110			110
Balance at Mar. 31, 2023	1,000,000	$—	$5,484	$2,487	$(21)	$7,950

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2023 and Dec. 31, 2022; the results of NSP-Minnesota’s operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three months ended March 31, 2023 and 2022; and NSP-Minnesota’s cash flows for the three months ended March 31, 2023 and 2022.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2023 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2022 balance sheet information has been derived from the audited 2022 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2022.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2022, filed with the SEC on Feb. 23, 2023. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2022 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
As of March 31, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Minnesota’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$571	$580
Less allowance for bad debts	(47)	(46)
Accounts receivable, net	$524	$534

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$204	$200
Fuel	91	103
Natural gas	12	81
Total inventories	$307	$384

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$20,402	$20,114
Natural gas plant	2,120	2,100
Common and other property	1,174	1,156
Plant to be retired (a)	632	646
Construction work in progress	799	907
Total property, plant and equipment	25,127	24,923
Less accumulated depreciation	(7,729)	(7,734)
Nuclear fuel	3,266	3,183
Less accumulated amortization	(2,920)	(2,894)
Property, plant and equipment, net	$17,744	$17,478
(a)Amounts include regulator-approved retirements of Sherco Units 1, 2, 3 and A.S. King and are reported net of accumulated depreciation.

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	—
Maximum amount outstanding	—	4
Weighted average interest rate, computed on a daily basis	N/A	3.87%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$700	$700
Amount outstanding at period end	120	207
Average amount outstanding	230	21
Maximum amount outstanding	441	290
Weighted average interest rate, computed on a daily basis	4.75%	4.14%
Weighted average interest rate at period end	5.00	4.64
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $15 million of letters of credit outstanding under the credit facility at March 31, 2023 and Dec. 31, 2022, respectively. Amounts approximate their fair value and are subject to fees.

Revolving Credit Facility — In order to issue its commercial paper, NSP-Minnesota must have a revolving credit facility equal or greater than the commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility. The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
NSP-Minnesota has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At March 31, 2023, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$135	$565
(a)Expires in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2023 and Dec. 31, 2022.
Bilateral Credit Agreement — In April 2023, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2023, NSP-Minnesota had $53 million of outstanding letters of credit under the $75 million bilateral credit agreement.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended Mar. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$358	$207	$9	$574
C&I	543	173	—	716
Other	8	—	1	9
Total retail	909	380	10	1,299
Wholesale	104	—	—	104
Transmission	64	—	—	64
Interchange	125	—	—	125
Other	1	2	—	3
Total revenue from contracts with customers	1,203	382	10	1,595
Alternative revenue and other	53	18	—	71
Total revenues	$1,256	$400	$10	$1,666

	Three Months Ended Mar. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$337	$235	$6	$578
C&I	514	180	—	694
Other	9	—	4	13
Total retail	860	415	10	1,285
Wholesale	124	—	—	124
Transmission	61	—	—	61
Interchange	129	—	—	129
Other	6	2	—	8
Total revenue from contracts with customers	1,180	417	10	1,607
Alternative revenue and other	74	17	—	91
Total revenues	$1,254	$434	$10	$1,698

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.0
Increases (decreases):
Wind PTCs (a)	(65.1)	(68.6)
Plant regulatory differences (b)	(6.2)	(5.7)
Other tax credits, net operating loss & tax credit allowances	(1.3)	(1.4)
Other (net)	1.3	1.7
Effective income tax rate	(43.3)%	(46.0)%
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
Unrealized gains for the nuclear decommissioning fund were $1 billion as of March 31, 2023 and Dec. 31, 2022, and unrealized losses were $61 million and $90 million as of March 31, 2023 and Dec. 31, 2022, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2023
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$44	$44	$—	$—	$—	$44
Commingled funds	743	—	—	—	1,076	1,076
Debt securities	751	—	707	7	—	714
Equity securities	507	1,172	2	—	—	1,174
Total	$2,045	$1,216	$709	$7	$1,076	$3,008
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $49 million of other investments, including the rabbi trust.

	Dec. 31, 2022
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$29	$29	$—	$—	$—	$29
Commingled funds	803	—	—	—	1,178	1,178
Debt securities	738	—	669	6	—	675
Equity securities	406	999	1	—	—	1,000
Total	$1,976	$1,028	$670	$6	$1,178	$2,882
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $48 million of other investments, including the rabbi trust.
For the three months ended March 31, 2023 and 2022, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2023:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$1	$220	$254	$239	$714
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
At March 31, 2023, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2023, NSP-Minnesota had unsettled interest swaps outstanding with a notional amount of $275 million.
For the financial impact of qualifying interest rate cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, see Note 10.
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
Results of derivative instrument transactions entered into for trading purposes are presented in the consolidated statements of income as electric revenues, net of any sharing with customers. These activities are not intended to mitigate commodity price risk associated with regulated electric and natural gas operations. Sharing of these margins is determined through state regulatory proceedings as well as the operation of the FERC-approved joint operating agreement.
Commodity Derivatives — NSP-Minnesota enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale and FTRs.
The most significant derivative positions outstanding at March 31, 2023 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion. Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms. As of March 31, 2023, NSP-Minnesota had no commodity contracts designated as cash flow hedges.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2023	Dec. 31, 2022
Megawatt hours of electricity	30	44
Million British thermal units of natural gas	79	88
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
As of March 31, 2023, six of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $30 million, or 26%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the ten most significant counterparties, comprising $28 million, or 25%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $55 million or 49% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Five of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase and normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of March 31, 2023 and Dec. 31, 2022, there were $8 million and $4 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of March 31, 2023 and Dec. 31, 2022, there were approximately $84 million and $76 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2023 and Dec. 31, 2022.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended March 31, 2023
Derivatives designated as cash flow hedges:
Interest rate	$(4)	(a)	$—
Total	$(4)		$—
Other derivative instruments:
Electric commodity	$—		$(17)
Natural gas commodity	—		2
Total	$—		$(15)
Three Months Ended March 31, 2022
Other derivative instruments:
Natural gas commodity	$—		$2
Total	$—		$2
(a)Recorded to interest charges.

	Pre-Tax Losses (Gains) Reclassified into Income During the Period from:
(Millions of Dollars)	Regulatory Assets and Liabilities		Pre-Tax Gains (Losses) Recognized During the Period in Income
Three Months Ended March 31, 2023
Other derivative instruments:
Commodity trading	$—		$(1)	(a)
Electric commodity	14	(b)	—
Natural gas commodity	—		(5)	(c)(d)
Total	$14		$(6)
Three Months Ended March 31, 2022
Other derivative instruments:
Commodity trading	$—		$1	(a)
Electric commodity	(1)	(b)	—
Natural gas commodity	1	(c)	(5)	(c)(d)
Total	$—		$(4)
(a)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
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
(c)Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$5	$27	$22	$54	$(32)	$22	$15	$38	$33	$86	$(58)	$28
Electric commodity	—	—	12	12	(1)	11	—	—	58	58	(2)	56
Natural gas commodity	—	—	—	—	—	—	—	5	—	5	—	5
Total current derivative assets	$5	$27	$34	$66	$(33)	$33	$15	$43	$91	$149	$(60)	$89
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$16	$40	$67	$123	$(48)	$75	$21	$40	$66	$127	$(59)	$68
Total noncurrent derivative assets	$16	$40	$67	$123	$(48)	$75	$21	$40	$66	$127	$(59)	$68

	March 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	—	4	—	4	—	4	—	—	—	—	—	—
Other derivative instruments:
Commodity trading	$7	$46	$4	$57	$(37)	$20	$23	$60	$6	$89	$(63)	$26
Electric commodity	—	—	1	1	(1)	—	—	—	2	2	(2)	—
Natural gas commodity	—	—	—	—	—	—	—	2	—	2	—	2
Total current derivative liabilities	$7	$50	$5	$62	$(38)	24	$23	$62	$8	$93	$(65)	28
PPAs (b)						13						14
Current derivative instruments						$37						$42
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$26	$50	$50	$126	$(48)	$78	$37	$55	$42	$134	$(60)	$74
Total noncurrent derivative liabilities	$26	$50	$50	$126	$(48)	78	$37	$55	$42	$134	$(60)	74
PPAs (b)						27						28
Noncurrent derivative instruments						$105						$102
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At March 31, 2023 and Dec. 31, 2022, derivatives include no obligations to return cash collateral, respectively. At March 31, 2023 and Dec. 31, 2022 derivative assets and liabilities include rights to reclaim cash collateral of $5 million and $6 million, respectively. Counterparty netting excludes settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$107	$56
Settlements (a)	(13)	(19)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(14)	49
Net (losses) recognized as regulatory assets and liabilities (a)	(34)	(10)
Balance at March 31	$46	$76
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of March 31, 2023, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,943	$6,142	$6,942	$5,995
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2023 and Dec. 31, 2022 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$7	$—	$—
Interest cost (a)	9	6	1	1
Expected return on plan assets (a)	(11)	(12)	—	—
Amortization of prior service credit (a)	—	—	—	(1)
Amortization of net loss (a)	3	6	—	—
Settlement charge (b)	—	(1)	—	—
Net periodic benefit cost	6	6	1	—
Effects of regulation	1	1	—	—
Net benefit cost recognized for financial reporting	$7	$7	$1	$—
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)In the first quarter of 2022, Xcel Energy recognized $1 million in settlement charge true-ups related to the fourth quarter of 2021.
In January 2023, contributions totaling $50 million were made across Xcel Energy’s pension plans, of which $23 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2023.

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
Federal Clean Water Act Section 316(b) — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure they reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Minnesota estimates capital expenditures of approximately $40 million may be required to comply with the requirements. NSP-Minnesota anticipates these costs will be recoverable through regulatory mechanisms.
Monticello Tritium — Monticello regularly monitors onsite tritium levels (a weak radioactive isotope that is a byproduct of plant operations) from releases in groundwater monitoring wells onsite. In late 2022, Xcel Energy detected a release of tritium to groundwater and reported the event to the NRC and the State of Minnesota. Xcel Energy has completed repairs, replaced the source of the release and is extracting the impacted groundwater. Xcel Energy anticipates costs to extract and contain the impacted groundwater from this release to be immaterial. The water is fully contained on-site and has not been detected in any drinking water. The release does not represent a risk to human health or the environment.
Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$25	$24
Other operating leases (a)	4	3
Total operating lease expense (b)	$29	$27
(a)Includes immaterial short-term lease expense for 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating leases as of March 31, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$293	$133	$426
Interest component of obligation	(16)	(55)	(71)
Present value of minimum obligation	$277	$78	355
Less current portion			(96)
Noncurrent operating lease liabilities			$259
Variable Interest Entities
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
NSP-Minnesota had approximately 1,347 MW and 1,322 MW of capacity under long-term PPAs at March 31, 2023 and Dec. 31, 2022, respectively, with entities that have been determined to be variable interest entities. NSP-Minnesota concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2039.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss), net of tax:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(16)	$(2)	$(18)	$(17)	$(3)	$(20)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	(3)	—	(3)	—	—	—
Accumulated other comprehensive loss at Mar. 31	$(19)	$(2)	$(21)	$(17)	$(3)	$(20)
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
NSP-Minnesota’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues (a)	$1,256	$1,254
Net income	111	98
Regulated Natural Gas
Operating revenues (b)	$400	$434
Intersegment revenue	1	—
Total revenues	$401	$434
Net income	30	29
All Other
Total revenues	$10	$10
Net loss	(2)	—
Consolidated Total
Operating revenues (a)(b)	$1,667	$1,698
Reconciling eliminations	(1)	—
Total revenues	$1,666	$1,698
Net income	139	127
(a)    Operating revenues include $125 million and $129 million of affiliate electric revenue for the three months ended March 31, 2023 and 2022.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended March 31, 2023 and 2022.

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings and ongoing diluted EPS. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that adjusts measures calculated and presented in accordance with GAAP.
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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Minnesota’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Minnesota. For the three months ended March 31, 2023 and 2022, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Mnnesota’s net income was approximately $139 million for the three months ended March 31, 2023 compared with approximately $127 million for the prior year. The increase is primarily due to recovery of electric infrastructure investment, partially offset by increased O&M expenses and depreciation.
Electric Margin
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas, coal and uranium. However, these price fluctuations generally have minimal earnings impact due to fuel recovery mechanisms. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.
Electric revenues, fuel and purchased power and margin:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Electric revenues	$1,256	$1,254
Electric fuel and purchased power	(505)	(529)
Electric margin	$751	$725

(Millions of Dollars)	Three Months Ended March 31, 2023 vs. 2022
Regulatory rate outcome (Minnesota)	$29
Non-fuel riders	10
Sales and demand (net) (a)	4
Wholesale transmission (net)	4
Conservation and demand side revenues (offset in expense)	(16)
PTCs flowed back to customers (offset by lower ETR)	(5)
Total increase	$26
(a)    Sales excludes weather impact, net of proposed decoupling mechanism in Minnesota.
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
Natural gas revenues, cost of natural gas sold and transported and margin:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Natural gas revenues	$400	$434
Cost of natural gas sold and transported	(297)	(336)
Natural gas margin	$103	$98

(Millions of Dollars)	Three Months Ended March 31, 2023 vs. 2022
Infrastructure and integrity riders	$2
Estimated impact of weather	(5)
Other (net)	8
Total increase	$5
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $19 million year-to-date. The increase is due to generation outage timing and emergent work, higher bad debt expenses, inflationary pressures, including labor increases, and investments in electric vehicle programs and other customer programs.
Depreciation and Amortization — Depreciation and amortization expense increased $10 million year-to-date. The increase was primarily driven by normal system expansion and the implementation of new depreciation rates.
Interest Charges — Interest charges increased $8 million year-to-date, largely due to higher interest rates and increased long-term debt levels to fund capital investments.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2022 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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
On March 31, 2023, the ALJ’s report was issued. NSP-Minnesota estimates that the ALJ recommendation would result in a rate increase of approximately $386 million over three years from 2022-2024, based on a ROE of 9.87% and an equity ratio of 52.5%. In addition, it also reflects rate reductions associated with certain wind and nuclear generation life extensions and MISO capacity revenues and related tracker, as proposed in NSP-Minnesota’s revised rate request. A MPUC order is expected by June 30, 2023.
Proposed ALJ modifications to NSP-Minnesota’s request were as follows:

(Millions of Dollars)	2022	2023	2024
NSP-Minnesota’s revised revenue request	$234	$328	$498

ALJ recommended adjustments:
PTC forecast	(28)	(2)	(1)
Impact of ROE change	(27)	(29)	(30)
O&M expenses	(15)	(17)	(18)
Property tax	—	(11)	(23)
Sherco 3 and A.S. King remaining life	—	—	(35)
Other, net	3	(9)	(5)

Total adjustments	(67)	(68)	(112)
Total proposed revenue change	$167	$260	$386
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
In March 2023, the MPUC approved a settlement between NSP-Minnesota and various parties, which includes the following key terms:
•Base rate revenue increase of $21 million, with a true up to weather normalized actual sales for 2022.
•Revenue decoupling mechanism.
•Symmetrical property tax true-up.
•ROE of 9.57%.
•Equity ratio of 52.5%.
2022 South Dakota Electric Rate Case — In June 2022, NSP-Minnesota filed a South Dakota electric rate case (first since 2014) seeking a revenue increase of approximately $44 million. The filing was based on a 2021 historic test year adjusted for certain known and measurable changes for 2022 and 2023, a requested ROE of 10.75%, rate base of approximately $947 million and an equity ratio of 53%. A commission decision is expected later this year.
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
In March 2023, the MPUC approved the revised projects.
2022 Upper Midwest RFP — In August 2022, NSP-Minnesota launched a RFP for 900 MW of solar or solar-plus-storage hybrid resources to come online by the end of 2025, including up to 300 MW of capacity to reuse the Sherco Unit 2 interconnection rights when the coal facility retires at the end of 2023.
NSP-Minnesota completed its bid evaluation process in December 2022 and will file for approval of selected projects in the second quarter of 2023.
2022 Minnesota Electric Vehicle Proposal — In August 2022, NSP-Minnesota filed a request with the MPUC for approval of approximately $320 million of capital investments (2022 through 2026) to support a public charging network, electric school bus pilot, and other expansions and modifications to its residential and commercial electric vehicle programs.
In February 2023, other parties to the contested proceeding filed their direct testimony ranging in levels of support/opposition to the proposals. In March 2023, the ALJ granted NSP-Minnesota’s request for a 60-day stay in the case so that the parties could pursue potential settlement. An evidentiary hearing has not been scheduled but is expected in June 2023. A MPUC decision is expected in late 2023.

Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 10 to the consolidated financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2022 for further information. The circumstances set forth in Nuclear Power Operations included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2022, appropriately represent, in all material respects, the current status of nuclear power operations, and are incorporated by reference.
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
Electric Meters and Transformers
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure meters, which led to a reduced number of meters deployed in 2022. While we have seen improvements in the 2023 deployment plan, the supply chain challenges persist. Full 2023 impacts and mitigation plans are currently being evaluated.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and, in some cases, may result in delays in projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. NSP-Minnesota continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility in Minnesota. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (i.e., as a result of implementation of the Uyghur Forced Labor Protection Act) could impact project timelines and costs.

MISO Capacity Credits
The NSP System offered 1,500 MW of excess capacity into the MISO planning resource auction for June 2022 through May 2023. Due to a projected overall capacity shortfall in the MISO region, the 1,500 MWs offered cleared the auction at maximum pricing and is expected to generate revenues of approximately $90 million in 2022 and approximately $60 million in 2023. During the three months ended March 31, 2023, the NSP System received approximately $40 million of capacity credits. These amounts will primarily be used to mitigate customer rate increases or returned through earnings sharing or other mechanisms.

Environmental
Clean Air Act
NOx Allowance Allocations — In March 2023, after disapproving state implementation plans, the EPA released a prepublication version of the final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Minnesota and Wisconsin, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact NSP System fossil fuel-fired electric generating facilities in the states within our service territory. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Minnesota anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
NSP-Minnesota has joined other impacted companies in litigation challenging the EPA’ disapproval of Minnesota’s state implementation plan.
GHG Emissions Limits — It is anticipated the EPA will propose rules to limit GHG emissions from new fossil fuel-fired electric generating units and natural gas-fired stationary combustion units under Clean Air Act Section 111(b) as well as emission guidelines under Clean Air Act Section 111(d) to limit GHG emissions from existing fossil fuel-fired electric generating units in 2023.
If any new rules require additional investment, NSP-Minnesota believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation
In February 2023, the EPA entered into a Consent Decree committing the agency to either issue new proposed rules by May 5, 2023, to regulate inactive CCR landfills under the CCR Rule for the first time or to determine no such rules are necessary by that date.
If proposed rules are issued, the EPA has committed to a May 2024 effective date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule. Until proposed rules are issued, it is not certain what the impact will be on NSP-Minnesota.

Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. NSP-Minnesota does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA.
In March 2023, the EPA published a proposed rule that would establish enforceable drinking water standards for certain PFAS chemicals.
The proposed rules could result in new obligations for investigation and cleanup. NSP-Minnesota is monitoring changes to state laws addressing PFAS. The impact of these proposed regulations is uncertain.
Effluent Limitation Guidelines
In March 2023, the EPA released a proposed rule under the Clean Water Act, setting forth proposed Effluent Limitations Guidelines and Standards for steam generating coal plants. This proposed rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Comments to the proposed regulations are due May 30, 2023. The impacts of these proposed regulations is uncertain.

Nuclear Fuel Supply
NSP-Minnesota has contracted for its 2023, 2024 and 2025 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe and the United States. NSP-Minnesota is scheduled to take delivery of approximately 26% of its average enriched nuclear material requirements from Russia through 2030. Given the evolving situation in Ukraine and its global impacts, we have entered into additional new contracts that cover potential supply interruptions of nuclear material from Russia.

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
As of March 31, 2023, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2022, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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

Northern States Power Company (a Minnesota corporation)

4/27/2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)