Form 10-Q
period 2023-06-30
NORTHERN STATES POWER CO
filed 2023-07-27
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2023
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
OAG	Minnesota Office of Attorney General
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Other
ALJ	Administrative Law Judge
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CSPV	Crystalline Silicon Photovoltaic
CUB	Citizens Utility Board
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
IPP	Independent power producing entity
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
TOs	Transmission owners

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Operating revenues
Electric, non-affiliates	$1,076	$1,191	$2,207	$2,316
Electric, affiliates	113	133	238	262
Natural gas	98	167	498	601
Other	12	11	22	21
Total operating revenues	1,299	1,502	2,965	3,200

Operating expenses
Electric fuel and purchased power	518	578	1,023	1,107
Cost of natural gas sold and transported	45	109	342	445
Cost of sales — other	7	7	14	12
Operating and maintenance expenses	326	304	651	610
Conservation program expenses	25	41	56	90
Depreciation and amortization	202	251	464	503
Taxes (other than income taxes)	32	68	110	141
Total operating expenses	1,155	1,358	2,660	2,908

Operating income	144	144	305	292

Other income (expense), net	2	(5)	2	(5)
Allowance for funds used during construction — equity	9	6	17	12

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $4 and $4, respectively	83	72	160	141
Allowance for funds used during construction — debt	(5)	(3)	(10)	(5)
Total interest charges and financing costs	78	69	150	136

Income before income taxes	77	76	174	163
Income tax benefit	(50)	(42)	(92)	(82)
Net income	$127	$118	$266	$245

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net income	$127	$118	$266	$245
Other comprehensive income
Derivative instruments:
Net fair value increase net of tax of $2, $—, $1 and $— respectively	6	—	3	—

Total other comprehensive income	6	—	3	—
Total comprehensive income	$133	$118	$269	$245

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2023	2022
Operating activities
Net income	$266	$245
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	466	507
Nuclear fuel amortization	53	61
Deferred income taxes	(65)	(144)
Allowance for equity funds used during construction	(17)	(12)
Provision for bad debts	13	9
Changes in operating assets and liabilities:
Accounts receivable	43	(16)
Accrued unbilled revenues	81	13
Inventories	35	(28)
Other current assets	2	1
Accounts payable	(81)	50
Net regulatory assets and liabilities	192	258
Other current liabilities	95	12
Pension and other employee benefit obligations	(19)	(7)
Other, net	9	20
Net cash provided by operating activities	1,073	969

Investing activities
Capital/construction expenditures	(1,103)	(752)
Purchase of investment securities	(416)	(787)
Proceeds from the sale of investment securities	398	769
Investments in utility money pool arrangement	(69)	(856)
Repayments from utility money pool arrangement	5	855
Other, net	(2)	2
Net cash used in investing activities	(1,187)	(769)

Financing activities
Repayments of short-term borrowings, net	(207)	—
Borrowings under utility money pool arrangement	189	—
Repayments under utility money pool arrangement	(189)	—
Proceeds from issuance of long-term debt	783	489
Repayment of long-term debt	(400)	(300)
Capital contributions from parent	251	(7)
Dividends paid to parent	(254)	(263)
Net cash provided by (used) in financing activities	173	(81)

Net change in cash, cash equivalents and restricted cash	59	119
Cash, cash equivalents and restricted cash at beginning of period	65	73
Cash, cash equivalents and restricted cash at end of period	$124	$192

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(137)	$(129)
Cash received from (paid for) income taxes, net	43	(25)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$158	$148
Inventory transfers to property, plant and equipment	26	9
Operating lease right-of-use assets	29	4
Allowance for equity funds used during construction	17	12

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$124	$65
Accounts receivable, net	465	534
Accounts receivable from affiliates	19	45
Investments in money pool arrangements	64	—
Accrued unbilled revenues	291	372
Inventories	323	384
Regulatory assets	310	384
Derivative instruments	110	89
Prepayments and other	69	62
Total current assets	1,775	1,935

Property, plant and equipment, net	17,967	17,478

Other assets
Nuclear decommissioning fund and other investments	3,127	2,930
Regulatory assets	751	894
Derivative instruments	61	68
Operating lease right-of-use assets	306	324
Other	24	29
Total other assets	4,269	4,245
Total assets	$24,011	$23,658

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$400
Short-term debt	—	207
Accounts payable	501	619
Accounts payable to affiliates	86	89
Regulatory liabilities	244	191
Taxes accrued	247	272
Accrued interest	84	79
Dividends payable to parent	112	122
Derivative instruments	44	42
Operating lease liabilities	97	98
Other	364	227
Total current liabilities	1,779	2,346

Deferred credits and other liabilities
Deferred income taxes	1,652	1,666
Deferred investment tax credits	15	15
Regulatory liabilities	2,045	1,983
Asset retirement obligations	2,628	2,727
Derivative instruments	91	102
Pension and employee benefit obligations	136	155
Operating lease liabilities	235	256
Other	30	30
Total deferred credits and other liabilities	6,832	6,934

Commitments and contingencies
Capitalization
Long-term debt	7,328	6,542
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at June 30, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	5,585	5,374
Retained earnings	2,502	2,480
Accumulated other comprehensive loss	(15)	(18)
Total common stockholder's equity	8,072	7,836
Total liabilities and equity	$24,011	$23,658

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2023 and 2022
Balance at March 31, 2022	1,000,000	$—	$5,202	$2,351	$(20)	$7,533
Net income				118		118
Dividends declared to parent				(114)		(114)
Contribution of capital by parent			11			11
Balance at June 30, 2022	1,000,000	$—	$5,213	$2,355	$(20)	$7,548

Balance at March 31, 2023	1,000,000	$—	$5,484	$2,487	$(21)	$7,950
Net income				127		127
Other comprehensive income					6	6
Dividends declared to parent				(112)		(112)
Contribution of capital by parent			101			101
Balance at June 30, 2023	1,000,000	$—	$5,585	$2,502	$(15)	$8,072

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2023 and 2022
Balance at Dec. 31, 2021	1,000,000	$—	$5,202	$2,391	$(20)	$7,573
Net income				245		245
Dividends declared to parent				(281)		(281)
Contribution of capital by parent			11			11
Balance at June 30, 2022	1,000,000	$—	$5,213	$2,355	$(20)	$7,548

Balance at Dec. 31, 2022	1,000,000	$—	$5,374	$2,480	$(18)	$7,836
Net income				266		266
Other comprehensive income					3	3
Dividends declared to parent				(244)		(244)
Contribution of capital by parent			211			211
Balance at June 30, 2023	1,000,000	$—	$5,585	$2,502	$(15)	$8,072

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2023 and Dec. 31, 2022; the results of NSP-Minnesota’s operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and six months ended June 30, 2023 and 2022; and NSP-Minnesota’s cash flows for the six months ended June 30, 2023 and 2022.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2023 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2022 balance sheet information has been derived from the audited 2022 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2022.
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

2. Accounting Pronouncements
As of June 30, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on NSP-Minnesota’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$509	$580
Less allowance for bad debts	(44)	(46)
Accounts receivable, net	$465	$534

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$209	$200
Fuel	103	103
Natural gas	11	81
Total inventories	$323	$384

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$20,492	$20,114
Natural gas plant	2,154	2,100
Common and other property	1,229	1,156
Plant to be retired (a)	624	646
Construction work in progress	973	907
Total property, plant and equipment	25,472	24,923
Less accumulated depreciation	(7,838)	(7,734)
Nuclear fuel	3,278	3,183
Less accumulated amortization	(2,945)	(2,894)
Property, plant and equipment, net	$17,967	$17,478
(a)Amounts include regulator-approved retirements of Sherco Units 1, 2, 3 and A.S. King. Amounts are reported net of accumulated depreciation.
Revenue subject to refund of $223 million and $67 million as of June 30, 2023 and Dec. 31, 2022, respectively, is included in other current liabilities.

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	49	—
Maximum amount outstanding	135	4
Weighted average interest rate, computed on a daily basis	4.81%	3.87%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$700	$700
Amount outstanding at period end	—	207
Average amount outstanding	30	21
Maximum amount outstanding	150	290
Weighted average interest rate, computed on a daily basis	4.99%	4.14%
Weighted average interest rate at period end	N/A	4.64
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $15 million of letters of credit outstanding under the credit facility at both June 30, 2023 and Dec. 31, 2022. Amounts approximate their fair value and are subject to fees.

Revolving Credit Facility — In order to issue its commercial paper, NSP-Minnesota must have a revolving credit facility equal to or greater than the commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility. The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
NSP-Minnesota has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At June 30, 2023, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$15	$685
(a)Expires in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2023 and Dec. 31, 2022.
Bilateral Credit Agreement — In April 2023, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2023, NSP-Minnesota had $57 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings
During the six months ended June 30, 2023, NSP-Minnesota issued $800 million of 5.10% first mortgage bonds due May 15, 2053.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$317	$42	$10	$369
C&I	517	40	—	557
Other	9	—	2	11
Total retail	843	82	12	937
Wholesale	80	—	—	80
Transmission	66	—	—	66
Interchange and other	108	3	—	111
Total revenue from contracts with customers	1,097	85	12	1,194
Alternative revenue and other	92	13	—	105
Total revenues	$1,189	$98	$12	$1,299

	Three Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$338	$76	$3	$417
C&I	588	76	—	664
Other	10	—	8	18
Total retail	936	152	11	1,099
Wholesale	138	—	—	138
Transmission	63	—	—	63
Interchange and other	128	3	—	131
Total revenue from contracts with customers	1,265	155	11	1,431
Alternative revenue and other	59	12	—	71
Total revenues	$1,324	$167	$11	$1,502

	Six Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$675	$249	$19	$943
C&I	1,060	213	—	1,273
Other	17	—	3	20
Total retail	1,752	462	22	2,236
Wholesale	184	—	—	184
Transmission	130	—	—	130
Interchange and other	234	5	—	239
Total revenue from contracts with customers	2,300	467	22	2,789
Alternative revenue and other	145	31	—	176
Total revenues	$2,445	$498	$22	$2,965

	Six Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$675	$311	$9	$995
C&I	1,102	256	—	1,358
Other	19	—	12	31
Total retail	1,796	567	21	2,384
Wholesale	263	—	—	263
Transmission	124	—	—	124
Interchange and other	263	5	—	268
Total revenue from contracts with customers	2,446	572	21	3,039
Alternative revenue and other	132	29	—	161
Total revenues	$2,578	$601	$21	$3,200

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.0
(Decreases) increases:
Wind PTCs (a)	(74.7)	(71.7)
Plant regulatory differences (b)	(6.7)	(6.2)
Other tax credits, net operating loss & tax credit allowances	(1.5)	(1.5)
Other (net)	2.0	1.1
Effective income tax rate	(52.9)%	(50.3)%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

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
Unrealized gains for the nuclear decommissioning fund were $1 billion as of June 30, 2023 and Dec. 31, 2022, and unrealized losses were $68 million and $90 million as of June 30, 2023 and Dec. 31, 2022, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2023
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$35	$35	$—	$—	$—	$35
Commingled funds	736	—	—	—	1,061	1,061
Debt securities	780	—	724	8	—	732
Equity securities	508	1,248	2	—	—	1,250
Total	$2,059	$1,283	$726	$8	$1,061	$3,078
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
For the three and six months ended June 30, 2023 and 2022, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2023:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$4	$229	$259	$240	$732
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
As of June 30, 2023, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2023, NSP-Minnesota had no unsettled interest rate derivatives.
See Note 10 for the financial impact of qualifying interest rate cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income.
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
The most significant derivative positions outstanding at June 30, 2023 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion. Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2023, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2023	Dec. 31, 2022
Megawatt hours of electricity	70	44
Million British thermal units of natural gas	78	88
(a)Not reflective of net positions in the underlying commodities.
(b)Notional amounts for options included on a gross basis but weighted for the probability of exercise.
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
As of June 30, 2023, six of NSP-Minnesota’s nine most significant counterparties for these activities, comprising $36 million, or 32%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Two of the nine most significant counterparties, comprising $24 million, or 22%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $49 million or 44% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Five of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.

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
As of June 30, 2023 and Dec. 31, 2022, there were $10 million and $4 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of June 30, 2023 and Dec. 31, 2022, there were approximately $88 million and $76 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2023 and Dec. 31, 2022.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$8	$—
Total	$8	$—
Other derivative instruments:
Electric commodity	$—	$(11)
Total	$—	$(11)

Six Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$(28)
Natural gas commodity	—	2
Total	$—	$(26)

Three Months Ended June 30, 2022
Other derivative instruments:
Electric commodity	$—	$7
Natural gas commodity	$—	$(1)
Total	$—	$6

Six Months Ended June 30, 2022
Other derivative instruments:
Electric commodity	$—	$6
Natural gas commodity	$—	$2
Total	$—	$8
.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:		Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2023
Other derivative instruments:
Electric commodity	7	(a)	—
Total	$7		$—

Six Months Ended June 30, 2023
Other derivative instruments:
Commodity trading	$—		$(1)	(b)
Electric commodity	21	(a)	—
Natural gas commodity	—		(5)	(c)(d)
Total	$21		$(6)

Three Months Ended June 30, 2022
Other derivative instruments:
Commodity trading	$—		$5	(b)
Electric commodity	(1)	(a)	—
Total	$(1)		$5

Six Months Ended June 30, 2022
Other derivative instruments:
Commodity trading	$—		$6	(b)
Electric commodity	(3)	(a)	—
Natural gas commodity	2	(c)	(5)	(c)(d)
Total	$(1)		$1
(a)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate. FTR settlements are shared with customers and do not have a material impact on net income. Presented amounts reflect changes in fair value between auction and settlement dates, but exclude the original auction fair value
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(c)Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the six months ended June 30, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$5	$46	$34	$85	$(51)	$34	$15	$38	$33	$86	$(58)	$28
Electric commodity	—	—	75	75	(2)	73	—	—	58	58	(2)	56
Natural gas commodity	—	3	—	3	—	3	—	5	—	5	—	5
Total current derivative assets	$5	$49	$109	$163	$(53)	$110	$15	$43	$91	$149	$(60)	$89
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$12	$38	$57	$107	$(46)	$61	$21	$40	$66	$127	$(59)	$68
Total noncurrent derivative assets	$12	$38	$57	$107	$(46)	$61	$21	$40	$66	$127	$(59)	$68

	June 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$8	$74	$5	$87	$(57)	$30	$23	$60	$6	$89	$(63)	$26
Electric commodity	—	—	2	2	(2)	—	—	—	2	2	(2)	—
Natural gas commodity	—	—	—	—	—	—	—	2	—	2	—	2
Total current derivative liabilities	$8	$74	$7	$89	$(59)	30	$23	$62	$8	$93	$(65)	28
PPAs (b)						14						14
Current derivative instruments						$44						$42
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$19	$51	$42	$112	$(46)	$66	$37	$55	$42	$134	$(60)	$74
Total noncurrent derivative liabilities	$19	$51	$42	$112	$(46)	66	$37	$55	$42	$134	$(60)	74
PPAs (b)						25						28
Noncurrent derivative instruments						$91						$102
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral. At both June 30, 2023 and Dec. 31, 2022 derivative assets and liabilities include rights to reclaim cash collateral of $6 million. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Balance at April 1	$46	$76
Purchases (a)	97	158
Settlements (a)	(15)	(73)
Net transactions recorded during the period:
Gains recognized in earnings (b)	12	41
Net (losses) gains recognized as regulatory assets and liabilities (a)	(23)	28
Balance at June 30	$117	$230
	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$107	$56
Purchases (a)	97	157
Settlements (a)	(28)	(92)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(2)	91
Net (losses) gains recognized as regulatory assets and liabilities (a)	(57)	18
Balance at June 30	$117	$230
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of June 30, 2023, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$7,328	$6,368	$6,942	$5,995
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$7	$—	$—
Interest cost (a)	9	6	1	—
Expected return on plan assets (a)	(11)	(12)	—	—
Amortization of net loss (a)	3	6	—	—
Net periodic benefit cost	6	7	1	—
Effects of regulation	3	—	—	—
Net benefit cost recognized for financial reporting	$9	$7	$1	$—

	Six Months Ended June 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$10	$14	$—	$—
Interest cost (a)	18	12	1	1
Expected return on plan assets (a)	(23)	(24)	—	—
Amortization of prior service credit (a)	—	—	—	(1)
Amortization of net loss (a)	6	12	—	—
Settlement charge (b)	—	(1)	—	—
Net periodic benefit cost	11	13	1	—
Effects of regulation	5	1	—	—
Net benefit cost recognized for financial reporting	$16	$14	$1	$—
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)In the six months ended June 30, 2022, Xcel Energy recognized $1 million in settlement charge true-ups related to the fourth quarter of 2021.
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
In July 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the prudence of the replacement power costs incurred by NSP-Minnesota. In June 2023, NSP-Minnesota and the DOC filed direct testimony. The DOC changed its recommendation to a refund of either $58 million or $72 million based on methodologies that do not account for prior disallowances or other amounts returned to customers plus interest. No other party filed direct testimony. A final decision by the MPUC is expected in mid-2024. A loss related to this matter is deemed remote.
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
Environmental Requirements — Water and Waste
Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste. Under the CCR Rule, utilities are required to complete groundwater sampling around their applicable landfills and surface impoundments. Currently, NSP-Minnesota has three regulated ash units in operation.
NSP-Minnesota is conducting groundwater sampling and monitoring and implementing assessment of corrective measures at certain CCR landfills and surface impoundments. No results above the groundwater protection standards in the rule were identified.

Federal Clean Water Act Section 316(b) — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure they reflect the best technology available for minimizing impingement and entrainment of aquatic species. NSP-Minnesota estimates capital expenditures of approximately $45 million may be required to comply with the requirements. NSP-Minnesota anticipates these costs will be recoverable through regulatory mechanisms.
Monticello Tritium — Monticello regularly monitors onsite tritium levels (a weak radioactive isotope that is a byproduct of plant operations) from releases in groundwater monitoring wells onsite. In late 2022, Xcel Energy detected a release of tritium to groundwater and reported the event to the NRC and the State of Minnesota. Xcel Energy has completed repairs, replaced the source of the release and is in the process of mitigating the impact to groundwater, while continuing to monitor onsite wells and evaluating potential future actions for additional containment. The release does not represent a risk to human health or the environment.
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, after disapproving state implementation plans, the EPA published final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Minnesota, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact NSP-Minnesota’s fossil fuel-fired electric generating facilities. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Minnesota anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
NSP-Minnesota has joined other impacted companies in litigation challenging the EPA’s disapproval of Minnesota’s state implementation plan. Currently, the regulation is under a judicial stay for Minnesota and not applicable to NSP-Minnesota until litigation concludes.

Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$24	$24
Other operating leases (a)	5	2
Total operating lease expense (b)	$29	$26
(a)Includes short-term lease expense of $2 million and $1 million for 2023 and 2022, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$49	$49
Other operating leases (a)	9	4
Total operating lease expense (b)	$58	$53
(a)Includes short-term lease expense of $3 million and $1 million for 2023 and 2022, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of June 30, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$269	$131	$400
Interest component of obligation	(14)	(54)	(68)
Present value of minimum obligation	$255	$77	332
Less current portion			(97)
Noncurrent operating lease liabilities			$235
Variable Interest Entities
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
NSP-Minnesota had approximately 1,347 MW and 1,322 MW of capacity under long-term PPAs at June 30, 2023 and Dec. 31, 2022, respectively, with entities that have been determined to be variable interest entities. NSP-Minnesota concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2039.

10. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(19)	$(2)	$(21)	$(17)	$(3)	$(20)
Other comprehensive gain before reclassifications	6	—	6	—	—	—
Accumulated other comprehensive loss at June 30	$(13)	$(2)	$(15)	$(17)	$(3)	$(20)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(16)	$(2)	$(18)	$(17)	$(3)	$(20)
Other comprehensive gain before reclassifications	3	—	3	—	—	—
Accumulated other comprehensive loss at June 30	$(13)	$(2)	$(15)	$(17)	$(3)	$(20)

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
NSP-Minnesota’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues (a)	$1,189	$1,324
Net income	134	113
Regulated Natural Gas
Operating revenues (b)	$98	$167
Intersegment revenue	—	1
Total revenues	$98	$168
Net (loss) income	(9)	4
All Other
Total revenues	$12	$11
Net loss	2	1
Consolidated Total
Operating revenues (a)(b)	$1,299	$1,503
Reconciling eliminations	—	(1)
Total operating revenues	$1,299	$1,502
Net income	127	118
(a)    Operating revenues include $113 million and $133 million of affiliate electric revenue for the three months ended June 30, 2023 and 2022.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended June 30, 2023 and 2022.

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues (a)	$2,445	$2,578
Net income	245	211
Regulated Natural Gas
Operating revenues (b)	$498	$601
Intersegment revenue	1	1
Total revenues	$499	$602
Net income	21	33
All Other
Total revenues	$22	$21
Net income	—	1
Consolidated Total
Operating revenues (a)(b)	$2,966	$3,201
Reconciling eliminations	(1)	(1)
Total operating revenues	$2,965	$3,200
Net income	266	245

(a)    Operating revenues include $238 million and $262 million of affiliate electric revenue for the six months ended June 30, 2023 and 2022.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the six months ended June 30, 2023 and 2022.

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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Minnesota’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Minnesota. For the three and six months ended June 30, 2023 and 2022, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Minnesota’s net income was approximately $266 million for the six months ended June 30, 2023 compared with approximately $245 million for the prior year. The increase is primarily driven by increased electric infrastructure investment (non-fuel riders).
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
Electric revenues, fuel and purchased power and margin:

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Electric revenues	$2,445	$2,578
Electric fuel and purchased power	(1,023)	(1,107)
Electric margin	$1,422	$1,471

(Millions of Dollars)	Six Months Ended June 30, 2023 vs. 2022
Conservation and demand side revenues (offset in expense)	$(31)
PTCs flowed back to customers (offset by lower ETR)	(18)
Regulatory rate outcomes (Minnesota, South Dakota) (b)	(15)
Interchange agreement billings with NSP-Wisconsin	(12)
Non-fuel riders	24
Sales and demand (net) (a)	15
Other (net)	(12)
Total decrease	$(49)
(a)Sales excludes weather impact, net of sales true-up mechanism in Minnesota.
(b)Decrease primarily relates to the Minnesota Electric Rate Case (approximately $60 million — see Public Utility Regulation). Reduced electric margin was offset by corresponding reductions in depreciation expense, taxes (other than income taxes) and other items.
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
Natural gas revenues, cost of natural gas sold and transported and margin:

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Natural gas revenues	$498	$601
Cost of natural gas sold and transported	(342)	(445)
Natural gas margin	$156	$156

(Millions of Dollars)	Six Months Ended June 30, 2023 vs. 2022
Estimated impact of weather	$(7)
Infrastructure and integrity riders	4
Other (net)	3
Total	$—
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $41 million year-to-date. The increase is primarily due to generation outages; additional bad debt expenses; and the impact of inflationary pressures, including labor increases.
Depreciation and Amortization — Depreciation and amortization expense decreased $39 million year-to-date. The decrease was primarily due to depreciation life extensions implemented in the Minnesota Electric Rate Case ($48 million), partially offset by system expansion.
Taxes (other than Income Taxes) — Taxes decreased $31 million year-to-date. The decrease is primarily associated with $25 million of deferrals related to the Minnesota Electric Rate Case.
Interest Charges — Interest charges increased $19 million year-to-date, largely due to higher interest rates and increased long-term debt levels to fund capital investments.

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
Pending and Recently Concluded Regulatory Proceedings
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the Minnesota Public Utilities Commission (MPUC). The rate case is based on a requested ROE of 10.2%, a 52.5% equity ratio and forward test years. In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022. In November 2022, NSP-Minnesota revised its rate request to $498 million over three years.
In March 2023, the ALJ’s report was issued, which included an estimated rate increase of approximately $386 million over three years from 2022-2024, based on a ROE of 9.87% and an equity ratio of 52.5%.
In July 2023, the MPUC approved a three-year rate increase of approximately $311 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%. The MPUC also approved a continuation of the sales true-up mechanism.
NSP-Minnesota plans to file for reconsideration of the decision in August 2023. The MPUC will have 60 days to respond to the reconsideration request.
Modifications to NSP-Minnesota’s request were as follows:

(Millions of Dollars)	2022	2023	2024
NSP-Minnesota’s revised revenue request	$233	$328	$498
Sherco 3 and A.S. King moved to new docket	—	—	(35)
New property tax forecast	—	(11)	(23)
NSP-Minnesota’s revised revenue request at Oral Arguments	233	317	440
Impact of ROE change	(77)	(82)	(85)
Operating & maintenance expenses	(27)	(29)	(32)
Production tax credit forecast update with tracker	(28)	(1)	(1)
Prepaid and accrued pension	(9)	(10)	(11)
Other, net	9	(5)	—
Total proposed revenue change	$101	$190	$311

Annual incremental revenue change	$101	$89	$121
Annual percentage increase	3.1%	2.7%	3.7%
2022 South Dakota Electric Rate Case — In June 2022, NSP-Minnesota filed a South Dakota electric rate case seeking a revenue increase of approximately $44 million. The filing was based on a 2021 historic test year adjusted for certain known and measurable changes, a requested return on equity of 10.75%, rate base of approximately $947 million and an equity ratio of 53%.
In June 2023, SDPUC Staff approved an uncontested settlement agreement. Key terms of the decision include:
•Increase in base rate and infrastructure rider revenue of $14 million.
•Decreases in depreciation expense of $7 million (change in depreciable lives) and nuclear decommissioning expense of $5 million from NSP-Minnesota’s rate request.
•Confidential equity ratio and ROE.
2022 Upper Midwest RFP — In August 2022, NSP-Minnesota launched a RFP for 900 MW of solar or solar-plus-storage hybrid resources to come online by the end of 2025, including up to 300 MW of capacity to reuse the Sherco Unit 2 interconnection rights when the coal facility retires at the end of 2023.
NSP-Minnesota completed its bid evaluation process in December 2022. In May 2023, NSP-Minnesota filed a recommended portfolio, which proposed an additional 250 MW of self-build solar generation at the site of our retiring Sherco coal units and a 100 MW solar PPA located in Wisconsin as part of the resource plan RFP. A MPUC decision is expected later this year.
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

In June 2023, NSP-Minnesota filed a request to withdraw its request, which is pending MPUC approval.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 10 to the consolidated financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2022 for further information. The circumstances set forth in Nuclear Power Operations included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2022, appropriately represent, in all material respects, the current status of nuclear power operations.
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
Electric Meters and Transformers
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure meters, which led to a reduced number of meters deployed in 2022. While there have been improvements in the 2023 deployment plan, the supply chain challenges persist. As a result of delays, NSP-Minnesota projects impacts to deployment schedules into 2025.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and in some cases may result in delays in projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. NSP-Minnesota continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (i.e., as a result of implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

Environmental
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units under Clean Air Act Section 111(b) and emission guidelines for existing coal and certain natural gas generation under Clean Air Action Section 111(d). The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on NSP-Minnesota. NSP-Minnesota believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation
In May 2023, the EPA published proposed rules to regulate legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at regulated CCR facilities under the CCR Rule for the first time. The proposed rule would subject these areas to the CCR Rule requirements, including groundwater monitoring, corrective action, closure, and post-closure care requirements, among other requirements, with several of the deadlines accelerated.
The EPA has committed to a May 2024 effective date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule. Until final rules are issued, it is not certain what the impact will be on NSP-Minnesota. NSP-Minnesota believes that the cost of these initiatives would be recoverable through rates based on prior state commission practices.
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
NSP-Minnesota provided comments related to both efforts described above through its regulatory coalitions. Final rules are expected in 2024. Costs are uncertain until a final rule is published.
The proposed rules could result in new obligations for investigation and cleanup. NSP-Minnesota is monitoring changes to state laws addressing PFAS. The impact of these proposed regulations is uncertain.
Effluent Limitation Guidelines
In March 2023, the EPA released a proposed rule under the Clean Water Act, setting forth proposed Effluent Limitations Guidelines and Standards for steam generating coal plants. This proposed rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Comments to the proposed regulations were submitted on May 30, 2023. The impact of these proposed regulations is uncertain until a final rule is published

Nuclear Fuel Supply
NSP-Minnesota has contracted for its 2023, 2024 and 2025 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe and the United States. NSP-Minnesota is scheduled to take delivery of approximately 26% of its average enriched nuclear material requirements from Russia through 2030. Given the evolving situation in Ukraine and its global impacts, NSP-Minnesota has entered into additional new contracts that cover potential supply interruptions of nuclear material from Russia.

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
As of June 30, 2023, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	Amended and Restated Bylaws of NSP-Minnesota, dated Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Trust Indenture dated as of May 1, 2023 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $800 million aggregate principal amount of 5.10% First Mortgage Bonds, Series due May 15, 2053	NSP-Minnesota Form 8-K dated May 8, 2023	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

7/27/2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)