Form 10-Q
period 2023-09-30
NORTHERN STATES POWER CO
filed 2023-10-27
CIK 1123852

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2023
Common Stock, $0.01 par value	1,000,000 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2023	2022	2023	2022
Operating revenues
Electric, non-affiliates	$1,383	$1,598	$3,590	$3,914
Electric, affiliates	130	132	368	394
Natural gas	65	102	563	703
Other	13	12	35	33
Total operating revenues	1,591	1,844	4,556	5,044

Operating expenses
Electric fuel and purchased power	570	750	1,593	1,857
Cost of natural gas sold and transported	22	65	364	510
Cost of sales — other	8	7	22	19
Operating and maintenance expenses	306	305	957	915
Conservation program expenses	27	45	83	135
Depreciation and amortization	249	256	713	759
Taxes (other than income taxes)	62	69	172	210
Total operating expenses	1,244	1,497	3,904	4,405

Operating income	347	347	652	639

Other expense, net	(7)	(4)	(5)	(9)
Allowance for funds used during construction — equity	9	9	26	21

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $6 and $6, respectively	81	75	241	216
Allowance for funds used during construction — debt	(5)	(4)	(15)	(9)
Total interest charges and financing costs	76	71	226	207

Income before income taxes	273	281	447	444
Income tax expense (benefit)	13	12	(79)	(70)
Net income	$260	$269	$526	$514

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2023	2022	2023	2022
Net income	$260	$269	$526	$514
Other comprehensive income
Derivative instruments:
Net fair value increase net of tax of $—, $—, $2 and $— respectively	—	—	3	—
Reclassification of losses to net income, net of tax of $—	$1	$—	1	—

Total other comprehensive income	1	—	4	—
Total comprehensive income	$261	$269	$530	$514

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2023	2022
Operating activities
Net income	$526	$514
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	717	765
Nuclear fuel amortization	84	91
Deferred income taxes	16	(167)
Allowance for equity funds used during construction	(26)	(21)
Provision for bad debts	20	10
Changes in operating assets and liabilities:
Accounts receivable	(19)	(56)
Accrued unbilled revenues	117	40
Inventories	37	(107)
Other current assets	(11)	5
Accounts payable	(97)	57
Net regulatory assets and liabilities	307	325
Other current liabilities	98	88
Pension and other employee benefit obligations	(17)	(9)
Other, net	14	32
Net cash provided by operating activities	1,766	1,567

Investing activities
Capital/construction expenditures	(1,668)	(1,293)
Purchase of investment securities	(704)	(1,055)
Proceeds from the sale of investment securities	678	1,029
Investments in utility money pool arrangement	(200)	(1,426)
Repayments from utility money pool arrangement	200	1,408
Other, net	(2)	5
Net cash used in investing activities	(1,696)	(1,332)

Financing activities
Repayments of short-term borrowings, net	(207)	—
Borrowings under utility money pool arrangement	189	—
Repayments under utility money pool arrangement	(189)	—
Proceeds from issuance of long-term debt	783	489
Repayment of long-term debt	(400)	(300)
Capital contributions from parent	251	4
Dividends paid to parent	(413)	(442)
Net cash provided by (used in) financing activities	14	(249)

Net change in cash, cash equivalents and restricted cash	84	(14)
Cash, cash equivalents and restricted cash at beginning of period	65	73
Cash, cash equivalents and restricted cash at end of period	$149	$59

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(205)	$(198)
Cash received from (paid for) income taxes, net	60	(53)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$163	$162
Inventory transfers to property, plant and equipment	11	9
Operating lease right-of-use assets	52	1
Allowance for equity funds used during construction	26	21

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$149	$65
Accounts receivable, net	508	534
Accounts receivable from affiliates	27	45
Accrued unbilled revenues	256	372
Inventories	336	384
Regulatory assets	259	384
Derivative instruments	66	89
Prepayments and other	82	62
Total current assets	1,683	1,935

Property, plant and equipment, net	18,300	17,478

Other assets
Nuclear decommissioning fund and other investments	3,063	2,930
Regulatory assets	831	894
Derivative instruments	58	68
Operating lease right-of-use assets	307	324
Other	19	29
Total other assets	4,278	4,245
Total assets	$24,261	$23,658

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$400
Short-term debt	—	207
Accounts payable	521	619
Accounts payable to affiliates	59	89
Regulatory liabilities	248	191
Taxes accrued	255	272
Accrued interest	91	79
Dividends payable to parent	135	122
Derivative instruments	46	42
Operating lease liabilities	98	98
Other	369	227
Total current liabilities	1,822	2,346

Deferred credits and other liabilities
Deferred income taxes	1,735	1,666
Deferred investment tax credits	14	15
Regulatory liabilities	2,068	1,983
Asset retirement obligations	2,658	2,727
Derivative instruments	81	102
Pension and employee benefit obligations	138	155
Operating lease liabilities	233	256
Other	31	30
Total deferred credits and other liabilities	6,958	6,934

Commitments and contingencies
Capitalization
Long-term debt	7,329	6,542
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	5,585	5,374
Retained earnings	2,581	2,480
Accumulated other comprehensive loss	(14)	(18)
Total common stockholder's equity	8,152	7,836
Total liabilities and equity	$24,261	$23,658

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2023 and 2022
Balance at June 30, 2022	1,000,000	$—	$5,213	$2,355	$(20)	$7,548
Net income				269		269
Dividends declared to parent				(182)		(182)
Balance at Sept. 30, 2022	1,000,000	$—	$5,213	$2,442	$(20)	$7,635

Balance at June 30, 2023	1,000,000	$—	$5,585	$2,502	$(15)	$8,072
Net income				260		260
Other comprehensive income					1	1
Dividends declared to parent				(181)		(181)
Balance at Sept. 30, 2023	1,000,000	$—	$5,585	$2,581	$(14)	$8,152

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2023 and 2022
Balance at Dec. 31, 2021	1,000,000	$—	$5,202	$2,391	$(20)	$7,573
Net income				514		514
Dividends declared to parent				(463)		(463)
Contribution of capital by parent			11			11
Balance at Sept. 30, 2022	1,000,000	$—	$5,213	$2,442	$(20)	$7,635

Balance at Dec. 31, 2022	1,000,000	$—	$5,374	$2,480	$(18)	$7,836
Net income				526		526
Other comprehensive income					4	4
Dividends declared to parent				(425)		(425)
Contribution of capital by parent			211			211
Balance at Sept. 30, 2023	1,000,000	$—	$5,585	$2,581	$(14)	$8,152

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2023 and Dec. 31, 2022; the results of NSP-Minnesota’s operations, including the components of net income and comprehensive income, and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2023 and 2022; and NSP-Minnesota’s cash flows for the nine months ended Sept. 30, 2023 and 2022.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$554	$580
Less allowance for bad debts	(46)	(46)
Accounts receivable, net	$508	$534

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$214	$200
Fuel	92	103
Natural gas	30	81
Total inventories	$336	$384

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$20,716	$20,114
Natural gas plant	2,216	2,100
Common and other property	1,298	1,156
Plant to be retired (a)	616	646
Construction work in progress	1,133	907
Total property, plant and equipment	25,979	24,923
Less accumulated depreciation	(7,986)	(7,734)
Nuclear fuel	3,282	3,183
Less accumulated amortization	(2,975)	(2,894)
Property, plant and equipment, net	$18,300	$17,478
(a)Amounts include regulator-approved retirements of Sherco Units 1, 2, 3 and A.S. King. Amounts are reported net of accumulated depreciation.
Revenue subject to refund of $218 million and $67 million as of Sept. 30, 2023 and Dec. 31, 2022, respectively, is included in other current liabilities.

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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	—
Maximum amount outstanding	—	4
Weighted average interest rate, computed on a daily basis	N/A	3.87%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$700	$700
Amount outstanding at period end	—	207
Average amount outstanding	—	21
Maximum amount outstanding	—	290
Weighted average interest rate, computed on a daily basis	N/A	4.14%
Weighted average interest rate at period end	N/A	4.64
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $15 million of letters of credit outstanding under the credit facility at both Sept. 30, 2023 and Dec. 31, 2022. Amounts approximate their fair value and are subject to fees.
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
As of Sept. 30, 2023, NSP-Minnesota had $56 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings
During the nine months ended Sept. 30, 2023, NSP-Minnesota issued $800 million of 5.10% first mortgage bonds due May 15, 2053.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$445	$28	$11	$484
C&I	664	26	—	690
Other	9	—	2	11
Total retail	1,118	54	13	1,185
Wholesale	103	—	—	103
Transmission	72	—	—	72
Interchange and other	130	4	—	134
Total revenue from contracts with customers	1,423	58	13	1,494
Alternative revenue and other	90	7	—	97
Total revenues	$1,513	$65	$13	$1,591

	Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$441	$37	$10	$488
C&I	714	43	—	757
Other	10	—	2	12
Total retail	1,165	80	12	1,257
Wholesale	242	—	—	242
Transmission	101	—	—	101
Interchange and other	140	10	—	150
Total revenue from contracts with customers	1,648	90	12	1,750
Alternative revenue and other	82	12	—	94
Total revenues	$1,730	$102	$12	$1,844

	Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,120	$277	$30	$1,427
C&I	1,724	239	—	1,963
Other	26	—	5	31
Total retail	2,870	516	35	3,421
Wholesale	287	—	—	287
Transmission	202	—	—	202
Interchange and other	364	9	—	373
Total revenue from contracts with customers	3,723	525	35	4,283
Alternative revenue and other	235	38	—	273
Total revenues	$3,958	$563	$35	$4,556

	Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,116	$348	$19	$1,483
C&I	1,816	299	—	2,115
Other	29	—	14	43
Total retail	2,961	647	33	3,641
Wholesale	505	—	—	505
Transmission	225	—	—	225
Interchange and other	403	15	—	418
Total revenue from contracts with customers	4,094	662	33	4,789
Alternative revenue and other	214	41	—	255
Total revenues	$4,308	$703	$33	$5,044

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.0
(Decreases) increases:
Wind PTCs (a)	(39.5)	(35.9)
Plant regulatory differences (b)	(5.9)	(7.0)
Other tax credits, net operating loss & tax credit allowances	(1.3)	(1.3)
Other (net)	1.0	0.4
Effective income tax rate	(17.7)%	(15.8)%
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
Unrealized gains for the nuclear decommissioning fund were $1.1 billion and $1 billion as of Sept. 30, 2023 and Dec. 31, 2022, and unrealized losses were $86 million and $90 million as of Sept. 30, 2023 and Dec. 31, 2022, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2023
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$27	$27	$—	$—	$—	$27
Commingled funds	731	—	—	—	1,059	1,059
Debt securities	782	—	719	7	—	726
Equity securities	509	1,200	2	—	—	1,202
Total	$2,049	$1,227	$721	$7	$1,059	$3,014
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
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2023:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$10	$236	$257	$223	$726
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
As of Sept. 30, 2023, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2023, NSP-Minnesota had no unsettled interest rate derivatives.
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
The most significant derivative positions outstanding at Sept. 30, 2023 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion. Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of Sept. 30, 2023, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2023	Dec. 31, 2022
Megawatt hours of electricity	53	44
Million British thermal units of natural gas	76	88
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

As of Sept. 30, 2023, four of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $26 million, or 27%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Four of the ten most significant counterparties, comprising $26 million, or 27%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
Two of these significant counterparties, comprising $45 million or 45% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Four of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase and normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies.
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
As of both Sept. 30, 2023 and Dec. 31, 2022, there were approximately $76 million of derivative liabilities with such underlying contract provisions, respectively.
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

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2023
Other derivative instruments:
Electric commodity	$—	$(19)
Natural gas commodity	—	(3)
Total	$—	$(22)

Nine Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments:
Electric commodity	$—	$(47)
Natural gas commodity	—	(1)
Total	$—	$(48)

Three Months Ended Sept. 30, 2022
Other derivative instruments:
Electric commodity	$—	$20
Natural gas commodity	—	(2)
Total	$—	$18

Nine Months Ended Sept. 30, 2022
Other derivative instruments:
Electric commodity	$—	$26
Total	$—	$26
.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(2)	(b)
Electric commodity	—		10	(c)	—
Total	$—		$10		$(2)

Nine Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(3)	(b)
Electric commodity	—		31	(c)	—
Natural gas commodity	—		—		(5)	(d)(e)
Total	$—		$31		$(8)

Three Months Ended Sept. 30, 2022
Other derivative instruments:
Commodity trading	$—		$—		$11	(b)
Electric commodity	—		(2)	(c)	—
Total	$—		$(2)		$11

Nine Months Ended Sept. 30, 2022
Other derivative instruments:
Commodity trading	$—		$—		$17	(b)
Electric commodity	—		(5)	(c)	—
Natural gas commodity	—		2	(d)	(5)	(d)(e)
Total	$—		$(3)		$12
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
(e)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$5	$37	$37	$79	$(49)	$30	$15	$38	$33	$86	$(58)	$28
Electric commodity	—	—	36	36	(4)	32	—	—	58	58	(2)	56
Natural gas commodity	—	4	—	4	—	4	—	5	—	5	—	5
Total current derivative assets	$5	$41	$73	$119	$(53)	$66	$15	$43	$91	$149	$(60)	$89
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$11	$33	$49	$93	$(35)	$58	$21	$40	$66	$127	$(59)	$68
Total noncurrent derivative assets	$11	$33	$49	$93	$(35)	$58	$21	$40	$66	$127	$(59)	$68

	Sept. 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$8	$65	$7	$80	$(49)	$31	$23	$60	$6	$89	$(63)	$26
Electric commodity	—	—	4	4	(4)	—	—	—	2	2	(2)	—
Natural gas commodity	—	—	—	—	—	—	—	2	—	2	—	2
Total current derivative liabilities	$8	$65	$11	$84	$(53)	31	$23	$62	$8	$93	$(65)	28
PPAs (b)						15						14
Current derivative instruments						$46						$42
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$18	$37	$42	$97	$(40)	$57	$37	$55	$42	$134	$(60)	$74
Total noncurrent derivative liabilities	$18	$37	$42	$97	$(40)	57	$37	$55	$42	$134	$(60)	74
PPAs (b)						24						28
Noncurrent derivative instruments						$81						$102
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral. At both Sept. 30, 2023 and Dec. 31, 2022 derivative assets and liabilities include rights to reclaim cash collateral of $5 million and $6 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Balance at July 1	$117	$230
Settlements (a)	(32)	(88)
Net transactions recorded during the period:
Gains recognized in earnings (b)	17	15
Net (losses) gains recognized as regulatory assets and liabilities (a)	(33)	35
Balance at Sept. 30	$69	$192

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$107	$56
Purchases (a)	98	157
Settlements (a)	(60)	(180)
Net transactions recorded during the period:
Gains recognized in earnings (b)	15	106
Net (losses) gains recognized as regulatory assets and liabilities (a)	(91)	53
Balance at Sept. 30	$69	$192
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Sept. 30, 2023, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$7,329	$5,913	$6,942	$5,995
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$6	$—	$—
Interest cost (a)	9	7	1	—
Expected return on plan assets (a)	(11)	(12)	—	—
Amortization of prior service credit (a)	—	—	—	(1)
Amortization of net loss (a)	3	6	—	1
Settlement charge (b)	—	29	—	—
Net periodic benefit cost	6	36	1	—
Effects of regulation	8	(32)	—	—
Net benefit cost recognized for financial reporting	$14	$4	$1	$—

	Nine Months Ended Sept. 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$15	$20	$—	$—
Interest cost (a)	27	19	2	1
Expected return on plan assets (a)	(34)	(36)	—	—
Amortization of prior service credit (a)	—	—	—	(2)
Amortization of net loss (a)	9	18	—	1
Settlement charge (b)	—	28	—	—
Net periodic benefit cost	17	49	2	—
Effects of regulation	13	(31)	—	—
Net benefit cost recognized for financial reporting	$30	$18	$2	$—
(a)The components of net periodic cost other than the service cost component are included in the line item “Other expense, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)In the third quarter of 2022, as a result of lump-sum distributions during the 2022 plan year, NSP-Minnesota recorded a pension settlement charge of $29 million, which was not recognized in earnings due to the effects of rate making.
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
In July 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the prudence of the replacement power costs incurred by NSP-Minnesota. In June 2023, NSP-Minnesota and the DOC filed direct testimony. In September 2023, NSP-Minnesota, the DOC and the Office of the Attorney General filed rebuttal testimony. The DOC updated its recommendation to $56 million. A final decision by the MPUC is expected in mid-2024. A loss related to this matter is deemed remote.
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
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$25	$25
Other operating leases (a)	3	2
Total operating lease expense (b)	$28	$27
(a)Includes immaterial short-term lease expense for both 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$74	$74
Other operating leases (a)	12	6
Total operating lease expense (b)	$86	$80
(a)Includes short-term lease expense of $3 million and $2 million for 2023 and 2022, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of Sept. 30, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$244	$179	$423
Interest component of obligation	(11)	(81)	(92)
Present value of minimum obligation	$233	$98	331
Less current portion			(98)
Noncurrent operating lease liabilities			$233
Variable Interest Entities
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
NSP-Minnesota had approximately 1,347 MW and 1,322 MW of capacity under long-term PPAs at Sept. 30, 2023 and Dec. 31, 2022, respectively, with entities that have been determined to be variable interest entities. NSP-Minnesota concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2039.

10. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended Sept. 30, 2023			Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(13)	$(2)	$(15)	$(17)	$(3)	$(20)
Other comprehensive gain before reclassifications	—	—	—	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	1	1	—	—	—
Net current period other comprehensive income	—	1	1	—	—	—
Accumulated other comprehensive loss at Sept. 30	$(13)	$(1)	$(14)	$(17)	$(3)	$(20)

	Nine Months Ended Sept. 30, 2023			Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(16)	$(2)	$(18)	$(17)	$(3)	$(20)
Other comprehensive gain before reclassifications	3	—	3	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	1	1	—	—	—
Net current period other comprehensive income	3	1	4	—	—	—
Accumulated other comprehensive loss at Sept. 30	$(13)	$(1)	$(14)	$(17)	$(3)	$(20)
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
NSP-Minnesota’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues (a)	$1,513	$1,730
Net income	263	275
Regulated Natural Gas
Operating revenues (b)	$65	$102
Intersegment revenue	1	—
Total revenues	$66	$102
Net loss	(8)	(12)
All Other
Total revenues	$13	$12
Net income	5	6
Consolidated Total
Operating revenues (a)(b)	$1,592	$1,844
Reconciling eliminations	(1)	—
Total operating revenues	$1,591	$1,844
Net income	260	269
(a)    Operating revenues include $130 million and $132 million of affiliate electric revenue for the three months ended Sept. 30, 2023 and 2022.
(b)    Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2023 and 2022.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues (a)	$3,958	$4,308
Net income	508	486
Regulated Natural Gas
Operating revenues (b)	$563	$703
Intersegment revenue	2	1
Total revenues	$565	$704
Net income	13	21
All Other
Total revenues	$35	$33
Net income	5	7
Consolidated Total
Operating revenues (a)(b)	$4,558	$5,045
Reconciling eliminations	(2)	(1)
Total operating revenues	$4,556	$5,044
Net income	526	514

(a)    Operating revenues include $368 million and $394 million of affiliate electric revenue for the six months ended Sept. 30, 2023 and 2022.
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

Results of Operations
NSP-Minnesota’s net income was approximately $526 million for the nine months ended Sept. 30, 2023 compared with approximately $514 million for the prior year. The increase is primarily driven by increased recovery of electric infrastructure investments, partially offset by higher O&M expenses, interest charges and unfavorable weather.
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
Electric revenues, fuel and purchased power and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Electric revenues	$3,958	$4,308
Electric fuel and purchased power	(1,593)	(1,857)
Electric margin	$2,365	$2,451

(Millions of Dollars)	Nine Months Ended Sept. 30, 2023 vs. 2022
Conservation and demand side revenues (offset in expense)	$(49)
Regulatory rate outcomes (Minnesota, South Dakota) (a)	(45)
PTCs flowed back to customers (offset by lower ETR)	(19)
Wholesale transmission (net)	(13)
Non-fuel riders	52
Sales and demand (net) (b)	11
Other (net)	(23)
Total decrease	$(86)
(a)Decrease primarily relates to the Minnesota Electric Rate Case (approximately $60 million — see Public Utility Regulation). Reduced electric margin was offset by corresponding reductions in depreciation expense, taxes (other than income taxes) and other items.
(b)Sales excludes weather impact, net of sales true-up mechanism in Minnesota.
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

Natural gas revenues, cost of natural gas sold and transported and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Natural gas revenues	$563	$703
Cost of natural gas sold and transported	(364)	(510)
Natural gas margin	$199	$193

(Millions of Dollars)	Nine Months Ended Sept. 30, 2023 vs. 2022
Estimated impact of weather	$(7)
Infrastructure and integrity riders	3
Other (net)	10
Total	$6
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $42 million year-to-date. The increase is primarily due to generation outages; additional bad debt expenses; and the impact of inflationary pressures, including labor increases.
Depreciation and Amortization — Depreciation and amortization expense decreased $46 million year-to-date. The decrease was primarily due to depreciation life extensions implemented in the Minnesota Electric Rate Case, partially offset by system expansion.
Taxes (other than Income Taxes) — Taxes decreased $38 million year-to-date. The decrease is primarily associated with of deferrals related to the Minnesota Electric Rate Case.
Interest Charges — Interest charges increased $25 million year-to-date, largely due to higher interest rates and increased long-term debt levels to fund capital investments.

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

Upcoming, Pending and Recently Concluded Regulatory Proceedings
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the Minnesota Public Utilities Commission (MPUC). The rate request was based on a ROE of 10.2%, a 52.5% equity ratio and forward test years. In December 2021, the MPUC approved interim rates, subject to refund, of $247 million, effective Jan. 1, 2022. In November 2022, NSP-Minnesota revised its rate request to $498 million over three years.
In July 2023, the MPUC approved a three-year rate increase of approximately $316 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%. The MPUC also approved a continuation of the sales true-up mechanism.
In October 2023, the MPUC denied NSP-Minnesota’s request for reconsideration of certain aspects of the decision. NSP-Minnesota plans to file an appeal of the decision to the Minnesota Court of Appeals in November 2023.
Interim rate refunds are scheduled to begin in the first quarter of 2024.
2024 Minnesota Natural Gas Rate Case — NSP-Minnesota plans to file a request with the MPUC for an annual natural gas rate case in November 2023.
2022 Minnesota Electric Vehicle Proposal — In August 2022, NSP-Minnesota filed a request with the MPUC for approval of approximately $320 million of capital investments (2022 through 2026) to support a public charging network, electric school bus pilot, and other expansions and modifications to its residential and commercial electric vehicle programs.
In June 2023, NSP-Minnesota filed to withdraw its request, which the MPUC approved in August.
2022 Upper Midwest IRP Resource Acquisition
Following the MPUC’s approval of NSP-Minnesota and NSP-Wisconsin’s latest IRP in April 2022, NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the IRP.
•In August 2022, NSP-Minnesota and NSP-Wisconsin jointly filed an RFP seeking at least 900 MW of solar or solar plus storage capacity. In May 2023, NSP-Minnesota filed a recommended portfolio, which proposed an additional 250 MW of self-build solar generation at the site of our retiring Sherco coal units and a 100 MW solar PPA located in Wisconsin as part of the resource plan RFP. In September 2023, the MPUC approved the request, subject to a cost cap based on projected costs for the Sherco solar project.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of 800 MW of firm dispatchable resources. NSP-Minnesota and other companies can submit proposed resources by January 2024. NSP-Minnesota expects a decision by the fourth quarter of 2024.
•In October 2023, NSP-Minnesota issued an RFP seeking approximately 1,200 MW of wind development assets to replace capacity and reutilize interconnection rights associated with the company’s retiring Sherco coal facilities. The RFP is scheduled to close in December 2023 and the Company expects to file for approval of recommended projects when contract negotiations with selected bidders are complete by mid-2024.

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
Solar Resources
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation and concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs remains in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., as a result of implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

Environmental
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units under Clean Air Act Section 111(b) and emission guidelines for existing coal and certain natural gas generation under Clean Air Act
Section 111(d). The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on NSP-Minnesota. NSP-Minnesota believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
NSP-Minnesota has contracted for its 2023, 2024 and 2025 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe and the United States. NSP-Minnesota is scheduled to take delivery of approximately 28% of its average enriched nuclear material requirements from Russia through 2030. Given the evolving situation in Ukraine and its global impacts, NSP-Minnesota has entered into additional new contracts that cover potential supply interruptions of nuclear material from Russia.

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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended Sept. 30, 2023.

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

Northern States Power Company (a Minnesota corporation)

10/27/23	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)