Form 10-K
period 2023-12-31
NORTHERN STATES POWER CO
filed 2024-02-21
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 21, 2024, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 9, 2024. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

Item l — Business
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
DSM	Demand side management
GUIC	Gas utility infrastructure cost rider
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ASC	Financial Accounting Standards Board Accounting Standards Codification
C&I	Commercial and Industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CON	Certificate of Need

CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DECON	Decommissioning method where radioactive contamination is removed and safely disposed of at a requisite facility or decontaminated to a permitted level
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
IPP	Independent power producing entity
ISO	Independent System Operator
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
O&M	Operating and maintenance
OAG	Minnesota Office of the Attorney General
PFAS	Per- and PolyFluoroAlkyl Substances
PI	Prairie Island nuclear generating plant
PPA	Purchased power agreement
PTC	Production tax credit
RDF	Refuse-derived fuel
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VaR	Value at Risk
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 (including risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

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

Natural gas customers	0.6 million
Total assets	$25.0 billion
Rate Base (estimated)	$15.7 billion
GAAP ROE	8.82%
Electric generating capacity	9,081 MW
Gas storage capacity	17.1 Bcf
Electric transmission lines (conductor miles)	33,000 miles
Electric distribution lines (conductor miles)	84,000 miles
Natural gas transmission lines	78 miles
Natural gas distribution lines	11,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Minnesota had electric sales volume of 44,804 (millions of KWh), 1.5 million customers and electric revenues of $5,241 million for 2023.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	24%	89%	29%
C&I	50	10	44
Other	26	1	27
Retail Sales/Revenue Statistics (a)

	2023		2022
KWH sales per retail customer	21,127		21,604
Revenue per retail customer	$2,461		$2,508
Residential revenue per KWh	14.28	¢	13.65	¢
C&I revenue per KWh	10.34	¢	10.57	¢
Total retail revenue per KWh	11.65	¢	11.61	¢
(a) See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2023
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
See Item 2 — Properties for further information.
Wind
Wind capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available
Owned — Owned and operated wind farms with corresponding capacity:

2023		2022
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
17	2,444	16	2,352
PPAs — Number of PPAs with capacity range:

2023		2022
PPAs	Range (MW)	PPAs	Range (MW)
120	1 — 206	129	1 — 206
Current contracted wind capacity for PPAs was 2,066 MW and 2,163 MW in 2023 and 2022, respectively.
In 2023, the average cost of wind energy was $7 per MWh for owned generation and $33 per MWh under existing PPAs. In 2022, the average cost of wind energy was $18 per MWh for owned generation and $37 per MWh under existing PPAs.

Wind Development — The NSP System placed into service, repowered, or contracted for the following during 2023:

Project	Capacity (MW)
Northern Wind	92
Grand Meadow Repower	99
The NSP System currently has 350 MW of approved owned wind repowering projects under development, estimated to be completed in 2025.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	1,117
Utility-Scale	269
Total	1,386
The average cost of solar energy under existing PPAs was $90 per MWh and $79 per MWh in 2023 and 2022, respectively.
The NSP System currently has approximately 700 MW of owned solar under development approved at the Sherco site (expected to be placed in service in 2024 and 2025).
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2023 net summer dependable capacity. Our nuclear fleet safely and reliably generates carbon free electricity at consistently high levels of performance among the industry. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Nuclear
	Cost	Percent
2023	$0.76	50%
2022	0.76	51
Other
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel — NSP System
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.

Coal
The NSP System owns and operates coal units with approximately 2,400 MW of total capacity, which provided 13% of NSP System’s energy mix in 2023. All of these units are approved for retirement by 2030. Amount includes Sherco Unit 2, which was retired on Dec. 31, 2023, net summer dependable capacity of 682 MW and approximately 100 MW derived from RDF and wood fuel sources.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2026	Sherco 1	680
2028	A.S. King	511
2030	Sherco 3	517	(a)
(a)Based on the NSP System’s ownership interest.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Coal (a)
	Cost	Percent
2023	$2.43	29%
2022	2.27	37
(a)Includes RDF and wood.
Natural Gas
The NSP System has seven natural gas plants with approximately 2,800 MW of total capacity, which provided 23% of NSP System’s energy mix in 2023.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
	Cost	Percent
2023	$3.91	21%
2022	7.58	12
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2023		2022
9,231	Aug. 23	9,245	June 20
Transmission
Transmission lines deliver electricity over long distances from power sources to substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. NSP-Minnesota owns more than 33,000 conductor miles of transmission lines across the NSP System service territory.
NSP System plans to build approximately 1,200 additional conductor miles of transmission lines, primarily as part of the MISO Tranche 1 project estimated to be complete in 2028 and the MN Energy Connection.
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. NSP-Minnesota has a vast distribution network, owning and operating approximately 83,000 conductor miles of distribution lines across our service territory.
See Item 2 - Properties for further information.

Natural Gas Operations

Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Minnesota had natural gas deliveries of 96,908 (thousands of MMBtu), 0.6 million customers and natural gas revenues of $754 million for 2023.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	41%	92%	49%
C&I	44	8	41
Transportation and other	15	<1	10
Sales/Revenue Statistics (a)

	2023	2022
MMBtu sales per retail customer	150	144
Revenue per retail customer	$1,233	$1,726
Residential revenue per MMBtu	9.18	13.34
C&I revenue per MMBtu	7.32	10.76
Transportation and other revenue per MMBtu	1.49	2.56
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2023		2022
MMBtu	Date	MMBtu	Date
753,642	Feb. 3	867,385	Feb. 12

Natural Gas Supply and Cost
NSP-Minnesota seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption and financial risks and economical rates. In addition, NSP-Minnesota conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2023	2022
$5.31	$7.00
NSP-Minnesota has natural gas supply transportation and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery.

General
Seasonality
Demand for electric power and natural gas is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer months and peak sales of natural gas occur in the winter months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, NSP-Minnesota’s operations have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer. Sales true-up and decoupling mechanisms mitigate the impacts of weather in certain jurisdictions.
Competition
NSP-Minnesota is subject to public policies that promote competition and development of energy markets. NSP-Minnesota’s industrial and large commercial customers have the ability to generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region.
Customers have the opportunity to supply their own power with distributed generation including solar generation and can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them in most jurisdictions.
Minnesota has incentives for the development of rooftop solar, community solar gardens and other distributed energy resources. Distributed generating resources are potential competitors to NSP-Minnesota’s electric service business with these incentives and federal tax subsidies.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. NSP-Minnesota’s wholesale customers can purchase energy from competing generation resources and transmission services from other service providers to serve their native load.
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
Emerging Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on NSP-Minnesota. NSP-Minnesota believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
The EPA has committed to a May 2024 publication date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2024 and 2025 that further expand the scope of the CCR Rule. Until final rules are issued, it is not certain what the impact will be on NSP-Minnesota. NSP-Minnesota believes that the cost of these initiatives would be recoverable through rates based on prior state commission practices.

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

Employees
As of Dec. 31, 2023, NSP-Minnesota had 3,082 full-time employees and eleven part-time employees, of which 2,081 were covered under collective-bargaining agreements.

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
•Impact of adverse weather conditions and natural disasters, including, tornadoes, icing events, floods, high winds and droughts.
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
Most utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals (including regulatory approval in jurisdictions where NSP-Minnesota operates), develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We require inputs such as coal, natural gas, uranium and water. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utility operations are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact operations and project plans for NSP-Minnesota and our customers. Such impacts could include timing of projects and the potential for project cancellation. Failure to adhere to project budgets and timelines could adversely impact our results of operations, financial condition or cash flows.
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
A significant disruption in supply could cause us to seek alternatives at potentially higher costs. Additionally, supply shortages may not be fully resolved, which negatively impacts our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments negatively impacts our cash flows and results of operations.

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
Public perception often does not distinguish between pass through commodity costs and base rates. High commodity prices that are passed through to customer bills could impact our ability to recover costs for other improvements and operations.
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
The competition for talent has become increasingly prevalent, and we have experienced increased employee turnover due to the condition of the labor market and decisions related to strategic workforce planning. In addition, specialized knowledge and skills are required for many of our positions, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate.
Failure to hire, adequately train replacement employees, transfer knowledge/expertise or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
Our businesses have collective bargaining agreements with labor unions. Failure to renew or renegotiate these contracts could lead to labor disruptions, including strikes or boycotts. Such disruptions or any negotiated wage or benefit increases could have a material adverse impact to our results of operations, financial condition or cash flows.
National unionization efforts could affect our business, as an increase in unionized workers could challenge our operational efficiency and increase costs.
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
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to compliance with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to compliance with our Supplier Code of Conduct. NSP-Minnesota does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
We share in the electric production and transmission costs of the NSP-Wisconsin system, which is integrated with our system. Accordingly, our costs may be increased due to increased costs associated with NSP-Wisconsin’s system.
Our electric production and transmission system is managed on an integrated basis with the electric production and transmission system of NSP-Wisconsin. Pursuant to the Interchange Agreement between NSP-Wisconsin and us, we share, on a proportional basis, all costs related to the generation and transmission facilities of the entire integrated NSP System, including capital costs. Accordingly, if the costs to operate the NSP System increase, or revenue decreases, whether as a result of state or federally mandated improvements or otherwise, our costs could also increase and our revenues could decrease and we cannot guarantee a full recovery of such costs through our rates at the time the costs are incurred.

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
Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides cost recovery for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
Our credit ratings are subject to change and our credit ratings may be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our cash flow and liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
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
If either S&P or Moody’s Investor Services were to downgrade Xcel Energy Inc.’s debt securities below investment grade, it would increase Xcel Energy Inc.’s cost of capital and restrict its access to the capital markets. This could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
As of Dec. 31, 2023, Xcel Energy Inc. and its utility subsidiaries had approximately $24.9 billion of long-term debt and $1.3 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2023, Xcel Energy had the following guarantees outstanding:
•$951 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$100 million for performance on tax credit sale agreements of its subsidiaries, with immaterial exposure.
•$75 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
Health epidemics impact countries, communities, supply chains and markets. Uncertainty continues to exist regarding epidemics; the duration and magnitude of business restrictions including shutdowns (domestically and globally); the potential impact on the workforce including shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; impacts on the transportation of goods, and the generalized impact on the economy.
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
A cybersecurity incident or security breach could have a material effect on our business.
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
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cybersecurity incidents, including those caused by human error.
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.
Cybersecurity incidents could harm our businesses by limiting our generation, transmission and distribution capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or causing the release of customer information, all of which would likely receive state and federal regulatory scrutiny and could expose us to liability.
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
Generative Artificial Intelligence, such as large language models like ChatGPT, present a range of challenges and potential risks as we consider impacts to the business. These challenges involve navigating the complexities of creating and deploying AI models that generate content autonomously. Data privacy, legal concerns, and security issues are all risks as this technology continues to be adopted.
Our supply chain for procurement of digital equipment and services may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cybersecurity threats or subsequent related actions. Cybersecurity incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cybersecurity incidents, including asset failure or unauthorized access to assets or information. A failure or breach of our technology systems or those of our third-party service providers could disrupt critical business functions and may negatively impact our business, our brand, and our reputation. The cybersecurity threat is dynamic and evolves continually, and our efforts to prioritize network protection may not be effective given the constant changes to threat vulnerability.
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
In the event of serious incidents, these agencies may pursue penalties. In addition, certain states have the authority to impose substantial penalties. If a serious reliability, cybersecurity or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
While we carry liability insurance, given an extreme event, if NSP-Minnesota was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants and increase the cost for energy. Adverse events may result in increased insurance costs and/or decreased insurance availability. We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 1C — CYBERSECURITY
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy. As such, its cybersecurity processes are maintained by Xcel Energy management and governed by its Board of Directors.
As described in Item 1A – Risk Factors, Xcel Energy operates in an industry that requires the continued operation of sophisticated information technology, control systems and network infrastructure, as such, our business is subject to the risk of interruption by cybersecurity incidents that range from attacks common to most industries, such as phishing and denial-of-service, to attacks from more sophisticated adversaries, including nation state actors, that target the critical infrastructure used in the operation of our business.
Xcel Energy has a security risk program in place to identify, assess, manage and report material risks from cybersecurity incidents. As a utility provider, Xcel Energy complies with reliability standards imposed by NERC, including critical infrastructure protection standards related to both cybersecurity and physical security. These standards imposed by NERC, in alignment with the NIST Cybersecurity Framework, are the basis for which Xcel Energy has designed the cybersecurity control framework within its security risk program.
Annually, as part of Xcel Energy’s enterprise risk program, an integrated cybersecurity risk identification and assessment is completed across Xcel Energy’s business, including generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (including systems hosted by third parties) that could be affected by cybersecurity incidents. This analysis includes the impact, likelihood, timeframe and controllability of cybersecurity risks and is presented to the Board of Directors. Management monitors and reviews the results of this analysis, integrating them into the enterprise risk assessment processes and implements appropriate mitigating actions as needed.

Xcel Energy’s cybersecurity policies, standards, practices and readiness are regularly assessed by third-party consultants. These partners are engaged to perform independent penetration testing and other security related services to assist in the prevention, detection, monitoring, mitigation and remediation of cybersecurity incidents and risks. The results of these assessments are communicated to management and the Board of Directors by the Chief Security Officer.
Xcel Energy employs a comprehensive risk based approach to assess the magnitude and significance of a vendor’s risk to Xcel Energy. Certain third-party service providers are subject to vendor security risk assessments at the time of integration, contract execution/renewal, and upon detection of any increase in risk profile. Xcel Energy uses a variety of inputs in such risk assessments, including information supplied by providers and third parties (including information analysis centers that share daily threat intelligence and improve organizational agility associated with management of cybersecurity risks). In addition, Xcel Energy requires certain third-party service providers to meet appropriate security requirements, controls and responsibilities. Xcel Energy deploys periodic monitoring activities to assess compliance with our cybersecurity control framework and investigates security incidents that have impacted our third-party service providers as appropriate.
Management has assigned responsibility for the security risk program to the Chief Security Officer who has extensive experience in critical infrastructure protection, including multiple years of experience with the Department of Defense. The Chief Security Officer is informed about and monitors prevention, detection, mitigation and remediation efforts through a team of security professionals, many of whom are Certified Information Systems Security Professionals, Certified Information Security Managers or have received other cybersecurity certifications. The team has extensive experience selecting, deploying and operating cybersecurity technologies, initiatives and processes that aid in preventing, remediating and mitigating known and unknown cybersecurity threats.
The Chief Security Officer or members of management brief the Board on routine and regular cybersecurity risk and threat updates, typically on a quarterly basis. In the event of a significant threat or incident, management and the Chief Security Officer leverage Xcel Energy’s incident response processes to assess impacts and resolve incidents. When a significant cybersecurity incident occurs, management communicates with the Board of Directors and relevant committees.
The Board of Directors oversees the risks associated with cybersecurity and the physical security of our assets, with information security matters being discussed at each regular board meeting as well as at the ONES and Audit Committee meetings throughout the year.
While the ONES Committee has primary committee responsibility for cybersecurity due to the operational issues involved, the Board of Directors has determined that the topic is of sufficient importance to warrant this comprehensive oversight approach. Augmenting such oversight efforts, the Board conducts drills to practice its response in a possible emergency situation to ensure it is well prepared and positioned to perform in a possible crisis.
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations. As of Feb. 21, 2024 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2023	Fuel	Installed	MW (a)
Steam:
A.S. King-Bayport, MN, 1 Unit	Coal	1968	511
Sherco-Becker, MN
Unit 1	Coal	1976	680
Unit 2	Coal	1977	682	(b)
Unit 3	Coal	1987	517	(c)
Monticello, MN, 1 Unit	Nuclear	1971	617
PI-Welch, MN
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/RDF	Various	36	(d)
Combustion Turbine:
Angus Anson-Sioux Falls, SD, 3 Units	Natural Gas	1994 - 2005	343
Black Dog-Burnsville, MN, 3 Units	Natural Gas	1987 - 2018	491
Blue Lake-Shakopee, MN, 6 Units	Natural Gas/Oil	1974 - 2005	454
High Bridge-St. Paul, MN, 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, MN, 8 Units	Natural Gas/ Oil	1972 - 1996	276
Riverside-Minneapolis, MN, 3 Units	Natural Gas	2009	454
Hydro:
Hennepin Island-Minneapolis, MN 5 Units	Hydro	1954-1955	6
Wind:
Blazing Star 1-Lincoln County, MN, 100 Units	Wind	2020	200	(e)
Blazing Star 2-Lincoln County, MN, 100 Units	Wind	2021	200	(e)
Border-Rolette County, ND, 75 Units	Wind	2015	148	(e)
Community Wind North-Lincoln County, MN, 12 Units	Wind	2020	26	(e)
Courtenay Wind-Stutsman County, ND, 100 Units	Wind	2016	190	(e)
Crowned Ridge 2-Grant County, SD, 88 Units	Wind	2020	192	(e)
Dakota Range, SD, 72 Units	Wind	2022	298	(e)
Foxtail-Dickey County, ND, 75 Units	Wind	2019	150	(e)
Freeborn-Freeborn County, MN, 100 Units	Wind	2021	200	(e)
Grand Meadow-Mower County, MN, 67 Units(f)	Wind	2008	99	(e)
Jeffers-Cottonwood County, MN, 20 Units	Wind	2020	43	(e)
Lake Benton-Pipestone County, MN, 44 Units	Wind	2019	99	(e)
Mower-Mower County, MN, 43 Units	Wind	2021	91	(e)
Nobles-Nobles County, MN, 133 Units	Wind	2010	200	(e)
Northern Wind-Murray County, MN, 37 Units(g)	Wind	2023	92	(e)
Pleasant Valley-Mower County, MN, 100 Units	Wind	2015	196	(e)
Rock Aetna - Murray County, MN, 8 Units	Wind	2022	20	(e)
		Total	9,081
(a)Summer 2023 net dependable capacity. Wind is presented as net maximum capacity.
(b)Retired on Dec. 31, 2023.
(c)Based on NSP-Minnesota’s ownership of 59%.
(d)RDF is made from municipal solid waste.
(e)Net maximum capacity is attainable only when wind conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2023, NSP-Minnesota’s wind facilities had a weighted-average capacity factors of 43%.
(f)Repowered in 2023.
(g)Purchased in 2023.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2023:

Conductor Miles
Transmission
500 KV	2,916
345 KV	12,845
230 KV	2,300
161 KV	626
115 KV	8,071
Less than 115 KV	6,640
Total Transmission	33,398

Distribution
Less than 115 KV	83,854

Total	117,252
NSP-Minnesota had 353 electric utility transmission and distribution substations at Dec. 31, 2023.
Natural gas utility mains at Dec. 31, 2023:

Miles
Transmission	78
Distribution	10,894

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2023 and 2022 were as follows:

(Millions of Dollars)	2023	2022
First quarter	$132	$167
Second quarter	112	114
Third quarter	181	182
Fourth quarter	221	123

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that is adjusted from measures calculated and presented in accordance with GAAP.
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
We use this non-GAAP financial measure to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. For instance, to present ongoing earnings, we may adjust the related GAAP amounts for certain items that are non-recurring in nature. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. This non-GAAP financial measure should not be considered as an alternative to measures calculated and reported in accordance with GAAP.

The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2023	2022
GAAP net income	$707	$675
Workforce reduction expenses	32	—
Less: tax effect of adjustment	(9)	—
Ongoing earnings	$730	$675
Workforce Reduction — In 2023, Xcel Energy implemented workforce actions to align resources and investments with our evolving business and customer needs, and streamline the organization for long-term success. Xcel Energy initiated a voluntary retirement program, under which approximately 400 eligible non-bargaining employees retired. Xcel Energy also eliminated approximately 150 non-bargaining employees through an involuntary severance program.
Total Xcel Energy workforce reduction expenses of $72 million were recorded in the fourth quarter of 2023, of which $32 million were attributable to NSP-Minnesota. Given the non-recurring nature of this item, it has been excluded from ongoing earnings.

Results of Operations
2023 Comparison with 2022
NSP-Minnesota’s net income was approximately $707 million for 2023, compared with approximately $675 million for 2022. Ongoing net income was $730 million for 2023, compared to $675 million for 2022. The change to ongoing earnings was driven by increased recovery of electric infrastructure investments, partially offset by increased interest charges and unfavorable weather.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2023	2022
Electric revenues	$5,241	$5,617
Electric fuel and purchased power	(2,069)	(2,416)
Electric margin	$3,172	$3,201
Changes in Electric Margin

(Millions of Dollars)	2023 vs. 2022
Conservation and demand side revenues (offset in expense)	$(41)
Regulatory rate outcomes (Minnesota, South Dakota) (a)	(23)
PTCs flowed back to customers (offset by lower ETR)	(17)
Wholesale transmission (net)	(9)
Non-fuel riders	65
Sales and demand (b)	21
Other (net)	(25)
Total decrease	$(29)
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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2023	2022
Natural gas revenues	$754	$1,022
Cost of natural gas sold and transported	(466)	(741)
Natural gas margin	$288	$281
Changes in Natural Gas Margin

(Millions of Dollars)	2023 vs. 2022
Estimated impact of weather (net of decoupling)	$(7)
Infrastructure and integrity riders	4
Other (net)	10
Total increase	$7
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $16 million year-to-date. The increase is primarily due to timing of unplanned maintenance at generating plants, higher bad debt expense and the impact of inflationary pressures, including labor increases, offset by the exit of our appliance repair services business.
Depreciation and Amortization — Depreciation and amortization expense decreased $33 million for 2023. The decrease was primarily due to depreciation life extensions implemented in the Minnesota Electric Rate Case, partially offset by system expansion.
Taxes (other than Income Taxes) — Taxes decreased $39 million year-to-date. The decrease is primarily associated with lower property tax rates and deferrals related to the Minnesota Electric Rate Case.
Interest Charges — Interest charges increased $34 million year-to-date, largely due to higher long-term debt levels to fund capital investments and higher interest rates.

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
See Rate Matters and Other within Note 12 to the consolidated financial statements for further information.
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

DOT	Pipeline safety compliance.
Minnesota Office of Pipeline Safety	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
CIP Rider (a)	Recovers costs of conservation and DSM programs.
Customer Protection Mechanisms	MISO capacity revenue tracker, property tax tracker, annual incentive plan, capital true-up, and deferred tax asset refund are all mechanisms that mitigate the impact of changes to costs as compared to a baseline for NSP-Minnesota customers.
Decoupling	Measures natural gas revenues against a baseline revenue per-customer for all Minnesota gas customers in classes with more than 50 customers.
FCA	Recovers prudently incurred costs of fuel related items and purchased energy (Minnesota, North Dakota and South Dakota).
GUIC Rider	Recovers costs for transmission and distribution pipeline integrity management programs, including funding for pipeline assessments, deferred costs for sewer separation and pipeline integrity management programs in Minnesota.
Infrastructure Rider	Recovers costs for investments in generation in South Dakota.
Purchased Gas Adjustment	Provides for prospective monthly rate adjustments in Minnesota and North Dakota for costs of purchased natural gas, transportation and storage service. Includes a true-up process for difference between projected and actual costs.
Renewable Development Fund	Allocates money collected from customers to support research and development of emerging renewable energy projects and technologies in Minnesota.
Renewable Energy Rider	Recovers cost of renewable generation in North Dakota.
RES	Recovers cost of renewable generation in Minnesota.
Sales True-up	Mitigates the impact of changes to sales levels as compared to a baseline for all Minnesota electric customers.
Transmission Cost Recovery	Recovers costs for investments in Minnesota, North Dakota, and South Dakota for electric transmission and distribution grid modernization.
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
In July 2023, the MPUC approved a three-year rate increase of approximately $332 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%. The MPUC also approved a continuation of the sales true-up mechanism.
In October 2023, the MPUC denied NSP-Minnesota’s request for reconsideration of certain aspects of the decision. NSP-Minnesota filed an appeal of the decision to the Minnesota Court of Appeals in November 2023.
2024 Minnesota Natural Gas Rate Case — In November 2023, NSP-Minnesota filed a request with the MPUC for an annual natural gas rate increase of approximately $59 million, or 9.6%. The request is based on a ROE of 10.2%, a 52.5% equity ratio and a 2024 forward test year with rate base of approximately $1.27 billion. In Dec. 2023, the MPUC approved NSP-Minnesota’s request for interim rates, subject to refund, of approximately $51 million (implemented on Jan. 1, 2024).

Next steps in the procedural schedule are expected to be as follows:
•Intervenor direct testimony: April 19, 2024
•Rebuttal testimony: May 24, 2024
•Evidentiary hearings: July 10-12, 2024
•ALJ Report: October 28, 2024
•MPUC Order Due: March 14, 2025
2024 North Dakota Natural Gas Rate Case — In December 2023, NSP-Minnesota filed a request with the NDPSC for an annual natural gas rate increase of approximately $8 million, or 9.4%. The filing is based on a ROE of 10.2%, a 52.5% equity ratio and a 2024 forecast test year with rate base of approximately $168 million. NSP-Minnesota requested interim rates, subject to refund, of approximately $8 million to be implemented on March 1, 2024.
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
Nuclear Spent Fuel Storage — NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and PI nuclear generating plants. Authorized storage capacity is sufficient to allow NSP-Minnesota to operate until the end of the current operating licenses in 2030 for Monticello, 2033 for PI Unit 1, and 2034 for PI Unit 2.
In February 2023, NSP-Minnesota filed a CON with the MPUC for additional storage at PI to support possible life extension to 2054.
In October 2023, the MPUC issued an order approving NSP-Minnesota’s application for a CON for additional spent fuel storage (existing Independent Spent Fuel Storage Installation) at the Monticello Nuclear Power Generating Plant to allow continued operation of the Monticello Plant until 2040.
Authorizations for additional spent fuel storage capacity may be required at each site to support either continued operation or decommissioning if the federal government does not commence storage operations.
NSP System
Pending and Recently Concluded Regulatory Proceedings
2022 Upper Midwest IRP Resource Acquisition — Following the MPUC’s approval of NSP-Minnesota and NSP-Wisconsin’s latest IRP in April 2022, NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the IRP for the NSP System.
•In August 2022, NSP-Minnesota and NSP-Wisconsin jointly filed an RFP seeking at least 900 MW of solar or solar plus storage capacity. In May 2023, NSP-Minnesota filed a recommended portfolio, which proposed an additional 250 MW of self-build solar generation at the site of our retiring Sherco coal units and a 100 MW solar PPA located in Wisconsin as part of the resource plan RFP. In September 2023, the MPUC approved the request for 350 MW, subject to a cost cap based on projected costs for the Sherco solar project.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of 800 MW of firm dispatchable resources. In January 2024, NSP-Minnesota and other companies submitted proposed resources. NSP-Minnesota expects a decision by the fourth quarter of 2024.
•In July 2023, NSP-Wisconsin issued an RFP seeking approximately 650 MW of solar and/or solar plus storage development assets that will be developed in the 2027-2029 timeframe to replace the capacity from the retiring King Generating Station. The RFP closed in September 2023 and bids are being evaluated.
•In October 2023, NSP-Minnesota issued an RFP seeking approximately 1,200 MW of wind development assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023 and the NSP-Minnesota expects to file for approval of recommended projects by mid-2024.
2024 Upper Midwest Energy Plan — In February 2024, NSP-Minnesota filed its resource plan with the MPUC. Key components of the plan include the following:
•Reduced carbon emissions by more than 80%, potentially up to 88%, by 2030.
•Extends the operation of Prairie Island and Monticello nuclear plants through the early 2050s.
•Adds 3,600 MW of new wind and solar resources by 2030.
•Adds 600 MW of battery energy storage by 2030.
•Adds more than 2,200 MW of dispatchable resources by 2030.
NSP-Minnesota anticipates a MPUC decision in 2025.
Purchased Power and Transmission Services
The NSP System expects to use power plants, power purchases, conservation and DSM options, new generation facilities and expansion of power plants to meet its system capacity requirements.
Purchased Power — Through the Interchange Agreement, NSP-Wisconsin receives power purchased by NSP-Minnesota from other utilities and independent power producers. Long-term purchased power contracts for dispatchable resources typically require a capacity charge and an energy charge. NSP-Minnesota makes short-term purchases to meet system requirements, replace company owned generation, meet operating reserve obligations or obtain energy at a lower cost.
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
NSP-Minnesota also engages in trading activity unrelated to these hedging activities. Sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement. NSP-Minnesota and NSP-Wisconsin do not serve any wholesale requirements customers at cost-based regulated rates.

Other
Supply Chain
NSP-Minnesota’s ability to meet customer energy requirements, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to the scarcity of certain raw materials and interruptions in production and shipping. Inflationary pressures, labor shortages, and the impact of geopolitical events have further exacerbated these disruptions. NSP-Minnesota continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Additionally, certain products, components, and equipment, particularly in renewables categories, originate in countries that could face tariffs, fines, or restrictions from government or other regulatory bodies and present a cost and supply risk until there is sufficient capacity and supply base with adequate capacity to meet US needs.
Electric Meters and Transformers
Supply chain issues associated with semiconductors delayed the availability of AMI meters, which led to a reduced number of meters deployed in 2022. NSP-Minnesota saw significant improvement in meter availability in 2023 and we expect normal conditions in 2024 and going forward. NSP-Minnesota expects to complete AMI meter deployment in 2025.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and in some cases resulted in delays to projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. NSP-Minnesota continues to seek alternative suppliers and prioritize work plans to mitigate the impacts of supply constraints.
Solar Resources
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation. It concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs remains in effect until June 2024. Many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility in Minnesota. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., due to implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

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
Fair value of net commodity trading contracts as of Dec. 31, 2023:

	Futures/ Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$1	$(3)	$(3)	$—	$(5)
NSP-Minnesota (b)	(1)	(8)	(6)	(1)	(16)
	$—	$(11)	$(9)	$(1)	$(21)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$9	$8	$17
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2023	2022
Fair value of commodity trading net contracts outstanding at Jan. 1	$(10)	$(18)
Contracts realized or settled during the period	10	(7)
Commodity trading contract additions and changes during the period	(4)	15
Fair value of commodity trading net contracts outstanding at Dec. 31	$(4)	$(10)
A 10% increase and 10% decrease in forward market prices for NSP-Minnesota’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $1 million at Dec. 31, 2023 and $2 million at Dec. 31, 2022. Market price movements can exceed 10% under abnormal circumstances.
Xcel Energy’s commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations using an industry standard methodology known as VaR. VaR expresses the potential change in fair value of the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	Average	High	Low
2023	$—	$—	$1	$—
2022	$2	$1	$5	$—
Nuclear Fuel Supply — NSP-Minnesota has contracted for its 2024 through 2027 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe and the United States. NSP-Minnesota is scheduled to take delivery of approximately 29% of its average enriched nuclear material requirements from Russia through 2030. Given the evolving situation in Ukraine and its global impacts, we have entered into additional new contracts that cover potential supply interruptions of nuclear material from Russia.
Interest Rate Risk — NSP-Minnesota is subject to interest rate risk. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact pretax interest expense annually by approximately $2 million each in 2023 and 2022.
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
At Dec. 31, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $22 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $22 million. At Dec. 31, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $30 million, while a decrease in prices of 10% would have resulted in an decrease in credit exposure of $29 million.
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
NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2023, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 21, 2024	Feb. 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Northern States Power Company, a Minnesota corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company and subsidiaries, a Minnesota corporation (the "Company"), as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and refunds due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
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
•We read relevant regulatory orders issued by the Commissions for the Company, other regulatory filings, legal decisions and recommendations being evaluated by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates. We evaluated historic orders for precedents of the Commissions’ treatment of similar costs under similar circumstances. We compared the regulatory orders, filings and other publicly available information to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 21, 2024

We have served as the Company’s auditor since 2002.

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Operating revenues
Electric, non-affiliates	$4,748	$5,103	$4,593
Electric, affiliates	493	514	501
Natural gas	754	1,022	623
Other	48	45	39
Total operating revenues	6,043	6,684	5,756

Operating expenses
Electric fuel and purchased power	2,069	2,416	2,042
Cost of natural gas sold and transported	466	741	385
Cost of sales — other	30	26	23
Operating and maintenance expenses	1,244	1,228	1,190
Conservation program expenses	118	163	144
Depreciation and amortization	981	1,014	926
Taxes (other than income taxes)	237	276	264
Workforce reduction expenses	32	—	—
Total operating expenses	5,177	5,864	4,974

Operating income	866	820	782

Other (expense) income, net	—	(7)	4
Allowance for funds used during construction — equity	36	29	30

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $8 and $8, respectively	325	291	271
Allowance for funds used during construction — debt	(21)	(12)	(13)
Total interest charges and financing costs	304	279	258

Income before income taxes	598	563	558
Income tax benefit	(109)	(112)	(48)
Net income	$707	$675	$606

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Net income	$707	$675	$606

Other comprehensive (loss) income
Pension and retiree medical benefits:
Net pension and retiree medical gain arising during the period, net of tax	—	1	—
Derivative instruments:
Net fair value increase, net of tax	(3)	—	—
Reclassification of losses to net income, net of tax	1	1	2

Total other comprehensive (loss) income	(2)	2	2
Total comprehensive income	$705	$677	$608

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Operating activities
Net income	$707	$675	$606
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	988	1,021	932
Nuclear fuel amortization	96	118	114
Deferred income taxes	214	(214)	(36)
Allowance for equity funds used during construction	(36)	(29)	(30)
Provision for bad debts	30	21	24
Changes in operating assets and liabilities:
Accounts receivable	1	(102)	(89)
Accrued unbilled revenues	82	(53)	(71)
Inventories	(27)	(85)	(22)
Other current assets	(19)	(4)	3
Accounts payable	(64)	46	69
Net regulatory assets and liabilities	287	443	(282)
Other current liabilities	56	39	(5)
Pension and other employee benefit obligations	(15)	(11)	(41)
Other, net	1	6	(50)
Net cash provided by operating activities	2,301	1,871	1,122

Investing activities
Capital/construction expenditures	(2,282)	(1,901)	(1,866)
Purchase of investment securities	(994)	(1,332)	(757)
Proceeds from the sale of investment securities	959	1,297	743
Investments in utility money pool arrangement	(300)	(1,522)	(821)
Repayments from utility money pool arrangement	243	1,613	730
Other, net	(3)	6	1
Net cash used in investing activities	(2,377)	(1,839)	(1,970)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(42)	207	(179)
Borrowings under utility money pool arrangement	302	6	434
Repayments under utility money pool arrangement	(302)	(6)	(434)
Proceeds from issuance of long-term debt	783	489	836
Repayment of long-term debt	(400)	(300)	—
Capital contributions from parent	351	124	649
Dividends paid to parent	(647)	(560)	(431)
Net cash provided by (used in) financing activities	45	(40)	875

Net change in cash, cash equivalents and restricted cash	(31)	(8)	27
Cash, cash equivalents and restricted cash at beginning of period	65	73	46
Cash, cash equivalents and restricted cash at end of period	$34	$65	$73

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(294)	$(268)	$(245)
Cash received (paid) for income taxes, net	256	(100)	11

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$218	$208	$242
Inventory transfers to property, plant and equipment	55	10	8
Operating lease right-of-use assets	216	1	4
Allowance for equity funds used during construction	36	29	30

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2023	2022
Assets
Current assets
Cash and cash equivalents	$34	$65
Accounts receivable, net	490	534
Accounts receivable from affiliates	15	45
Investments in money pool arrangements	57	—
Accrued unbilled revenues	290	372
Inventories	356	384
Regulatory assets	250	384
Derivative instruments	50	89
Prepayments and other	87	62
Total current assets	1,629	1,935

Property, plant and equipment, net	18,757	17,478

Other assets
Nuclear decommissioning fund and other investments	3,262	2,930
Regulatory assets	837	894
Derivative instruments	61	68
Operating lease right-of-use assets	439	324
Other	16	29
Total other assets	4,615	4,245
Total assets	$25,001	$23,658

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$400
Short-term debt	165	207
Accounts payable	579	619
Accounts payable to affiliates	89	89
Regulatory liabilities	300	191
Taxes accrued	223	272
Accrued interest	79	79
Dividends payable to parent	121	122
Derivative instruments	44	42
Operating lease liabilities	91	98
Other	351	227
Total current liabilities	2,042	2,346

Deferred credits and other liabilities
Deferred income taxes	1,992	1,666
Deferred investment tax credits	14	15
Regulatory liabilities	2,097	1,983
Asset retirement obligations	2,658	2,727
Derivative instruments	86	102
Pension and employee benefit obligations	168	155
Operating lease liabilities	372	256
Other	35	30
Total deferred credits and other liabilities	7,422	6,934

Commitments and contingencies
Capitalization
Long-term debt	7,330	6,542
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	5,686	5,374
Retained earnings	2,541	2,480
Accumulated other comprehensive loss	(20)	(18)
Total common stockholder's equity	8,207	7,836
Total liabilities and equity	$25,001	$23,658

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2020	1,000,000	$—	$4,585	$2,206	$(22)	$6,769

Net income				606		606
Other comprehensive income					2	2
Dividends declared to parent				(421)		(421)
Contribution of capital by parent			617			617
Balance at Dec. 31, 2021	1,000,000	$—	$5,202	$2,391	$(20)	$7,573

Net income				675		675
Other comprehensive income					2	2
Dividends declared to parent				(586)		(586)
Contribution of capital by parent			172			172
Balance at Dec. 31, 2022	1,000,000	$—	$5,374	$2,480	$(18)	$7,836

Net income				707		707
Other comprehensive income					(2)	(2)
Dividends declared to parent				(646)		(646)
Contribution of capital by parent			312			312
Balance at Dec. 31, 2023	1,000,000	$—	$5,686	$2,541	$(20)	$8,207

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
Use of Estimates — NSP-Minnesota uses estimates based on the best information available to record transactions and balances resulting from business operations.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other available information. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, NSP-Minnesota may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities. Such changes could have a material effect on NSP-Minnesota’s results of operations, financial condition and cash flows.
See Note 4 for further information.
Income Taxes — NSP-Minnesota accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities utilizing rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of related property. The requirement to defer and amortize these credits specifically applies to certain federal ITCs, as determined by tax regulations and NSP-Minnesota tax elections. For tax credits otherwise eligible to be recognized when earned, NSP-Minnesota considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. This evaluation includes consideration of whether tax credits are expected to be sold at a discount and impact the realization of amounts presented as deferred tax assets. Transferable tax credits are accounted for under ASC 740 Income Taxes, and valuation allowances and any adjustments for discounts incurred on sales transactions are recorded to deferred tax expense, typically recovered in regulatory mechanisms.
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
Interest and penalties related to income taxes are reported within Other (expense) income, net or interest charges in the consolidated statements of income.

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
See Note 7 for further information.
Property, Plant and Equipment and Depreciation in Regulated Operations — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs and replacement of items determined to be less than a unit of property are charged to expense as incurred.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.7% for 2023, 4.0% for 2022 and 3.7% for 2021.
See Note 3 for further information.
AROs — NSP-Minnesota records AROs as a liability in the period incurred (if fair value can be reasonably estimated), with the offsetting/associated costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion and the capitalized costs are typically depreciated over the useful life of the long-lived asset. Changes resulting from revisions to timing or amounts of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.
See Note 10 for further information.
Nuclear Decommissioning — Nuclear decommissioning studies that estimate NSP-Minnesota’s costs of decommissioning its nuclear power plants are normally performed at least every three years and submitted to the state commissions for approval. Due to other regulatory activity, the next decommissioning study has been deferred one year until 2024.
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
Restricted funds for future decommissioning expenditures for NSP-Minnesota’s nuclear facilities are included in nuclear decommissioning fund and other assets on the consolidated balance sheets.
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
Estimated future expenditures to restore sites are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.
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
As of Dec. 31, 2023 and 2022, the allowance for bad debts was $48 million and $46 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$219	$200
Fuel	105	103
Natural gas	32	81
Total inventories	$356	$384
Fair Value Measurements — NSP-Minnesota presents cash equivalents, interest rate derivatives, rabbi trust assets, commodity derivatives, pension and postretirement plan assets and nuclear decommissioning fund assets at estimated fair values in its consolidated financial statements.
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
For rabbi trust assets, pension and postretirement plan assets and nuclear decommissioning fund assets, published trading data and pricing models, generally using the most observable inputs available, are utilized to determine fair value for each security.
See Notes 8 and 9 for further information.
Derivative Instruments — NSP-Minnesota uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates and utility commodity prices, including forward contracts, futures, swaps and options. Derivatives not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
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
Cost of RECs that are utilized to support commodity trading activities are recorded in a similar manner as the associated commodities and are presented on a net basis in electric operating revenues in the consolidated statements of income.

2. Accounting Pronouncements
Recently Issued
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. The ASU is effective for annual periods beginning after Dec. 15, 2023 and quarterly periods beginning after Dec. 15, 2024, and NSP-Minnesota does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and NSP-Minnesota does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$21,206	$20,114
Natural gas plant	2,256	2,100
Common and other property	1,301	1,156
Plant to be retired (a)	604	646
CWIP	1,085	907
Total property, plant and equipment	26,452	24,923
Less accumulated depreciation	(8,044)	(7,734)
Nuclear fuel	3,337	3,183
Less accumulated amortization	(2,988)	(2,894)
Property, plant and equipment, net	$18,757	$17,478
(a)Sherco 2 retired in December 2023. Amounts include Sherco 1 and 3 and A.S. King for 2023 and Sherco Units 1, 2 and 3 and A.S. King for 2022. Balance is presented net of accumulated depreciation.
Joint Ownership of Generation and Transmission Facilities
Jointly owned assets as of Dec. 31, 2023:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric generation:
Sherco Unit 3	$633	$480	59%
Sherco common facilities	185	121	80
Sherco substation	5	4	59
Electric transmission:
Grand Meadow	11	4	50
Huntley Wilmarth	49	2	50
CapX2020	820	141	51
Total (a)	$1,703	$752
(a)Projects additionally include $2 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2023		Dec. 31, 2022 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$18	$340	$12	$347
Recoverable deferred taxes on AFUDC		Plant lives	—	127	—	112
Excess deferred taxes — TCJA	7	Various	8	96	10	103
Deferred natural gas and electric energy/fuel costs		One to three years	16	58	110	65
PI extended power uprate		11 years	4	38	4	42
Benson biomass PPA termination and asset purchase		Five years	10	36	10	45
MISO capacity revenue tracker		One to two years	36	26	—	—
Contract valuation adjustments (b)	1, 8	Term of related contract	9	22	16	28
Purchased power contracts costs		Term of related contract	1	20	7	19
Conservation programs (c)	1	One to two years	6	19	6	19
Nuclear refueling outage costs	1	One to two years	43	19	30	12
Losses on reacquired debt		Term of related debt	1	9	1	10
Sales true-up and revenue decoupling		One to two years	7	2	53	—
Renewable resources and environmental initiatives		Less than one year	38	—	50	—
Gas pipeline inspection and remediation costs		Less than one year	37	—	42	—
Net AROs (d)	1, 10	N/A	—	—	—	62
Other		Various	16	25	33	30
Total regulatory assets			$250	$837	$384	$894
(a)Prior period amounts have been reclassified to conform with current year presentation.
(b)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.
(c)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
(d)The 2022 amount is net the nuclear decommissioning accruals and gains from decommissioning investments. In 2023 the nuclear decommissioning accruals and gains from decommissioning investments exceeded the expected cost of AROs in NSP-Minnesota and was reclassified to a regulatory liability.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2023		Dec. 31, 2022
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$5	$1,157	$6	$1,200
Plant removal costs	1, 10	Various	—	741	—	693
Net AROs (b)		Various	—	90	—	—
Renewable resources and environmental initiatives		Various	9	27	6	19
Sales true-up and revenue decoupling		One to two years	18	13	—	22
ITC deferrals	1	Various	—	13	—	17
Formula rates		One to two years	8	9	6	9
Deferred natural gas and electric energy/fuel costs		Less than one year	143	—	26	—
Conservation programs		Less than one year	27	—	42	—
Contract valuation adjustments (c)	1, 8	Less than one year	16	—	56	—
DOE Settlement		Less than one year	15	—	—	—
Other		Various	59	47	49	23
Total regulatory liabilities (d)			$300	$2,097	$191	$1,983
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
(d)Revenue subject to refund of $187 million and $67 million for 2023 and 2022, respectively, is included in other current liabilities.
NSP-Minnesota’s regulatory assets not earning a return include past expenditures of $479 million and $369 million, respectively, which predominately relate to purchased natural gas and electric energy costs (including certain costs related to Winter Storm Uri), sales true-up and revenue decoupling, various renewable resources/environmental initiatives and certain prepaid pension amounts. Additionally, the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed) do not earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2023	Year Ended Dec. 31
		2023	2022	2021
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	—	—	—	—
Average amount outstanding	21	17	—	6
Maximum amount outstanding	113	135	4	236
Weighted average interest rate, computed on a daily basis	5.34%	4.97%	3.87%	0.07%
Weighted average interest rate at period end	N/A	N/A	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2023	Year Ended Dec. 31
		2023	2022	2021
Borrowing limit	$700	$700	$700	$500
Amount outstanding at period end	165	165	207	—
Average amount outstanding	112	92	21	26
Maximum amount outstanding	265	441	290	317
Weighted average interest rate, computed on a daily basis	5.47%	4.99%	4.14%	0.18%
Weighted average interest rate at end of period	5.47	5.47	4.64	N/A
Letters of Credit — NSP-Minnesota uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At both Dec. 31, 2023 and 2022, there were $15 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of NSP-Minnesota’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2023	2022
47.7%	47.7%	$150	2
(a)The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65%.
(b)All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that NSP-Minnesota would be in default on its borrowings under the facility if it or any of its subsidiaries whose total assets exceed 15% of NSP-Minnesota’s consolidated total assets, default on indebtedness in an aggregate principal amount exceeding $75 million.
If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2023, NSP-Minnesota was in compliance with all financial covenants on its debt agreements.
NSP-Minnesota had the following committed credit facility available as of Dec. 31, 2023 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$180	$520
(a)This credit facility matures in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the facility outstanding at Dec. 31, 2023 and 2022.
Bilateral Credit Agreement — In April 2022, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Dec. 31, 2023, and 2022 NSP-Minnesota had $65 million and $54 million outstanding letters of credit under the $75 million Bilateral Credit Agreement, respectively.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of NSP-Minnesota is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.

Long term debt obligations for NSP-Minnesota as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2023	2022
First mortgage bonds	2.60%	May 15, 2023	$—	$400
First mortgage bonds	7.125	July 1, 2025	250	250
First mortgage bonds	6.50	March 1, 2028	150	150
First mortgage bonds	2.25	April 1, 2031	425	425
First mortgage bonds	5.25	July 15, 2035	250	250
First mortgage bonds	6.25	June 1, 2036	400	400
First mortgage bonds	6.20	July 1, 2037	350	350
First mortgage bonds	5.35	Nov. 1, 2039	300	300
First mortgage bonds	4.85	Aug. 15, 2040	250	250
First mortgage bonds	3.40	Aug. 15, 2042	500	500
First mortgage bonds	4.125	May 15, 2044	300	300
First mortgage bonds	4.00	Aug. 15, 2045	300	300
First mortgage bonds	3.60	May 15, 2046	350	350
First mortgage bonds	3.60	Sept. 15, 2047	600	600
First mortgage bonds	2.90	March 1, 2050	600	600
First mortgage bonds	2.60	June 1, 2051	700	700
First mortgage bonds	3.20	April 1, 2052	425	425
First mortgage bonds (a)	4.50	June 1, 2052	500	500
First mortgage bonds (b)	5.10	May 15, 2053	800	—
Other long-term debt			2	3
Unamortized discount			(49)	(45)
Unamortized debt issuance cost			(73)	(66)
Current maturities			—	(400)
Total long-term debt			$7,330	$6,542
(a)2022 financing.
(b)2023 financing.
Maturities of long-term debt are as follows:

(Millions of Dollars)
2024	$—
2025	250
2026	—
2027	—
2028	150
Deferred Financing Costs — Deferred financing costs of approximately $73 million and $66 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2023 and 2022, respectively.
Dividend Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividend payments are solely to be paid fro`m retained earnings.
NSP-Minnesota’s state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2023:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2023
47.2%	57.6%	52.3%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$1,508	million	$15,702	million	$16,140	million

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,524	$368	$41	$1,933
C&I	2,298	309	—	2,607
Other	34	—	7	41
Total retail	3,856	677	48	4,581
Wholesale	354	—	—	354
Transmission	263	—	—	263
Interchange	493	—	—	493
Other	—	18	—	18
Total revenue from contracts with customers	4,966	695	48	5,709
Alternative revenue and other	275	59	—	334
Total revenues	$5,241	$754	$48	$6,043

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,463	$510	$38	$2,011
C&I	2,376	433	—	2,809
Other	38	—	7	45
Total retail	3,877	943	45	4,865
Wholesale	668	—	—	668
Transmission	287	—	—	287
Interchange	514	—	—	514
Other	15	19	—	34
Total revenue from contracts with customers	5,361	962	45	6,368
Alternative revenue and other	256	60	—	316
Total revenues	$5,617	$1,022	$45	$6,684

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,374	$315	$33	$1,722
C&I	2,107	246	—	2,353
Other	33	—	6	39
Total retail	3,514	561	39	4,114
Wholesale	442	—	—	442
Transmission	242	—	—	242
Interchange	501	—	—	501
Other	7	14	—	21
Total revenue from contracts with customers	4,706	575	39	5,320
Alternative revenue and other	388	48	—	436
Total revenues	$5,094	$623	$39	$5,756

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	7.0	7.0	7.0
Increases (decreases) in tax from:
Wind PTCs (a)	(39.5)	(39.6)	(27.8)
Plant regulatory differences (b)	(5.7)	(6.7)	(8.1)
Other tax credits, net NOL & tax credit allowances	(1.3)	(1.3)	(1.4)
Other, net	0.3	(0.3)	0.7
Effective income tax rate	(18.2)%	(19.9)%	(8.6)%
(a)Wind PTCs net of estimated transfer discount are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2023	2022	2021
Current federal tax (benefit) expense	$(154)	$70	$(10)
Current state tax expense (benefit)	3	26	(1)
Current change in unrecognized tax (benefit) expense	(21)	8	1
Deferred federal tax expense (benefit)	5	(237)	(87)
Deferred state tax expense	51	23	49
Deferred change in unrecognized tax expense	8	—	2
Deferred ITCs	(1)	(2)	(2)
Total income tax benefit	$(109)	$(112)	$(48)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2023	2022	2021
Deferred tax expense (benefit) excluding items below	$326	$(283)	109
Adjustments to deferred income taxes for wind production tax credit cash transfers (a)	(150)	—	—
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(114)	70	(145)
Tax benefit (expense) allocated to other comprehensive income and other	2	(1)	—
Deferred tax expense (benefit)	$64	$(214)	$(36)
(a)Proceeds from tax credit transfers are included in cash received (paid) for income taxes in the consolidated statement of cash flows.
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2023	2022 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,938	$2,708
Regulatory assets	190	188
Operating lease assets	129	98
Pension expense	64	68
Deferred fuel costs	20	49
Other	9	4
Total deferred tax liabilities	$3,350	$3,115

Deferred tax assets:
Tax credit carryforward	$832	$977
Regulatory liabilities	323	324
Operating lease liabilities	129	98
Rate refund	59	28
NOL and tax credit valuation allowances	(57)	(58)
Other employee benefits	31	27
Deferred ITCs	4	5
NOL carryforward	—	15
Other	37	33
Total deferred tax assets	$1,358	$1,449
Net deferred tax liability	$1,992	$1,666
(a)Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2023	2022
Federal NOL carryforward	$—	$2
Federal tax credit carryforwards	777	909
Valuation Allowances for federal credit carryforwards	(5)	—
State NOL carryforwards	1	184
Valuation allowances for state NOL carryforwards	—	(1)
State tax credit carryforwards, net of federal detriment (a)	55	68
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(52)	(58)
(a)State tax credit carryforwards are net of federal detriment of $15 million and $18 million as of Dec. 31, 2023 and 2022, respectively.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $14 million and $15 million as of Dec. 31, 2023 and 2022, respectively.
Federal carryforward periods expire between 2037 and 2043 and state carryforward periods expire starting 2025.

Unrecognized Tax Benefits
Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2025
2020	September 2024
Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. As of Dec. 31, 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agrees with the report and re-recognized the related benefit in Dec. 2023.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2023, NSP-Minnesota’s earliest open tax years subject to examination by state taxing authorities under applicable statutes of limitations are as follows:

State	Tax Year(s)	Expiration
Minnesota	2014-2016	September 2025
Minnesota	2019	May 2024
In 2020, Minnesota began an audit of tax years 2015-2018. In 2022, the state of Minnesota issued its audit report and in 2023, the Company agreed to the report without any material adjustments. No other state income tax audits are in progress as of Dec. 31, 2023.

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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Unrecognized tax benefit — Permanent tax positions	$18	$31
Unrecognized tax benefit — Temporary tax positions	—	3
Total unrecognized tax benefit	$18	$34
Changes in unrecognized tax benefits:

(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$34	$26	$24
Additions based on tax positions related to the current year	2	2	2
Additions for tax positions of prior years	1	6	—
Reductions for tax positions of prior years	(18)	—	—
Reductions for tax positions related to settlements with taxing authorities	(1)	—	—
Balance at Dec. 31	$18	$34	$26
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
NOL and tax credit carryforwards	$(18)	$(13)

As IRS and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $5 million in the next 12 months.

Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2023	2022	2021
Payable for interest related to unrecognized tax benefits at Jan. 1	$(3)	$(2)	$(2)
Interest benefit (expense) related to unrecognized tax benefits	4	(1)	—
Receivable (payable) for interest related to unrecognized tax benefits at Dec. 31	$1	$(3)	$(2)
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2023, 2022 or 2021.

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
Unrealized gains for the nuclear decommissioning fund were $1.2 billion and $1 billion as of Dec. 31, 2023 and 2022, respectively, and unrealized losses were $29 million and $90 million as of Dec. 31, 2023 and 2022, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Dec. 31, 2023
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$41	$41	$—	$—	$—	$41
Commingled funds	721	—	—	—	1,049	1,049
Debt securities	784	—	771	9	—	780
Equity securities	508	1,339	2	—	—	1,341
Total	$2,054	$1,380	$773	$9	$1,049	$3,211
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $51 million of other miscellaneous investments.

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
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Dec. 31, 2023:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$4	$261	$269	$246	$780
Rabbi Trusts
NSP-Minnesota has established a rabbi trust to provide partial funding for future distributions of its deferred compensation plan. The fair value of assets held in the rabbi trusts were $12 million and $12 million at Dec. 31, 2023 and 2022, respectively, comprised of cash equivalents and mutual funds (level 1 valuation methods). Amounts are reported in nuclear decommissioning fund and other investments on the consolidated balance sheet.
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
As of Dec. 31, 2023, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2023, NSP-Minnesota had $150 million of unsettled interest rate derivatives.
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
The most significant derivative positions outstanding at December 31, 2023 and 2022 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion. Higher congestion costs in recent years have led to an increase in the fair value of FTRs. Settlements of FTRs are shared with electric customers through fuel and purchased energy cost-recovery mechanisms.
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
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Dec. 31, 2023	Dec. 31, 2022
MWh of electricity	38	44
MMBtu of natural gas	64	88
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
As of Dec. 31, 2023, four of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $24 million or 25% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the ten most significant counterparties, comprising $26 million or 27% of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
Three of these significant counterparties, comprising $45 million or 47% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
Five of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Credit Related Contingent Features — Contract provisions for derivative instruments that the utility subsidiaries enter, including those accounted for as normal purchase and normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of Dec. 31, 2023 and 2022, there were $12 million and $4 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Also, certain contracts may contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Dec. 31, 2023 and 2022, there were approximately $80 million and $76 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. Xcel Energy had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2023 and 2022.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$(3)	$—
Total	$(3)	$—
Other derivative instruments
Electric commodity	$—	$(48)
Natural gas commodity	—	(1)
Total	$—	$(49)

Year Ended Dec. 31, 2022
Other derivative instruments
Electric commodity	$—	$(7)
Natural gas commodity	—	—
Total	$—	$(7)

Year Ended Dec. 31, 2021
Other derivative instruments
Electric commodity	$—	$3
Natural gas commodity	—	(3)
Total	$—	$—

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(2)	(b)
Electric commodity	—		45	(c)	—
Natural gas commodity	—		—		(8)	(d)(e)
Total	$—		$45		$(10)
Year Ended Dec. 31, 2022
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$17	(b)
Electric commodity	—		1	(c)	—
Natural gas commodity	—		2	(d)	(8)	(d)(e)
Total	$—		$3		$9
Year Ended Dec. 31, 2021
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$51	(b)
Electric commodity	$—		$(3)	(c)	$—
Natural gas commodity	—		1	(d)	(6)	(d)(e)
Total	$—		$(2)		$45
(a)Recorded to interest charges.
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(c)Recorded to electric fuel and purchased power. These derivative settlement gains and losses are shared with electric customers through fuel and purchased energy cost-recovery mechanisms and reclassified out of income as regulatory assets or liabilities, as appropriate. FTR settlements are shared with customers and do not have a material impact on net income. Presented amounts reflect changes in fair value between FTR auction and settlement dates, but exclude the original auction fair value.
(d)Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(e)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2023, 2022 and 2021.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$7	$32	$32	$71	$(42)	$29	$15	$38	$33	$86	$(58)	$28
Electric commodity	—	—	23	23	(7)	16	—	—	58	58	(2)	56
Natural gas commodity	—	5	—	5	—	5	—	5	—	5	—	5
Total current derivative assets	$7	$37	$55	$99	$(49)	$50	$15	$43	$91	$149	$(60)	$89
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$7	$43	$45	$95	$(34)	$61	$21	$40	$66	$127	$(59)	$68
Total noncurrent derivative assets	$7	$43	$45	$95	$(34)	$61	$21	$40	$66	$127	$(59)	$68

	Dec. 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$7	$—	$7	$—	$7	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	6	60	5	71	(43)	28	23	60	6	89	(63)	26
Electric commodity	—	—	7	7	(7)	—	—	—	2	2	(2)	—
Natural gas commodity	—	3	—	3	—	3	—	2	—	2	—	2
Total current derivative liabilities	$6	$70	$12	$88	$(50)	38	$23	$62	$8	$93	$(65)	28
PPAs (b)						6						14
Current derivative instruments						$44						$42
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$14	$49	$37	$100	$(36)	$64	$37	$55	$42	$134	$(60)	$74
Total noncurrent derivative liabilities	$14	$49	$37	$100	$(36)	64	$37	$55	$42	$134	$(60)	74
PPAs (b)						22						28
Noncurrent derivative instruments						$86						$102
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2023 and 2022, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2023 and 2022, derivative assets and liabilities include rights to reclaim cash collateral of $3 million and $6 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$107	$56	$(11)
Purchases (a)	98	157	54
Settlements (a)	(65)	(195)	(82)
Net transactions recorded during the period:
Gains recognized in earnings (b)	15	91	72
Net (losses) gains recognized as regulatory assets and liabilities (a)	(104)	(2)	23
Balance at Dec. 31	$51	$107	$56
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2023		2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$7,330	$6,561	$6,942	$5,995
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2023 and 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.67, 4.86 and 1.96% in 2023, 2022, and 2021, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2023 and 2022 were $12 million and $11 million, respectively, of which $2 million was attributable to NSP-Minnesota in 2023 and 2022, respectively. Xcel Energy recognized net benefit cost for the SERP and nonqualified plans of $2 million in 2023 and $17 million in 2022, respectively, of which immaterial amounts were attributable to NSP-Minnesota.
Xcel Energy’s postretirement health care benefit plan is a continuation of certain welfare benefit programs for current employees. A full time employee’s date of hire or a retiree’s date of retirement determine eligibility for each of the programs.
Xcel Energy’s investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as the long-term projected return levels from investment experts. Xcel Energy and NSP-Minnesota continually review their pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2023 were above the assumed level of 7.25%.
•Investment returns in 2022 were below the assumed level of 6.60%.
•Investment returns in 2021 were above the assumed level of 6.60%.
•In 2024, NSP-Minnesota’s expected investment-return assumption is 7.25%.
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

Plan Assets
For each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets measured at fair value:

	Dec. 31, 2023 (a)					Dec. 31, 2022 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$46	$—	$—	$—	$46	$26	$—	$—	$—	$26
Commingled funds	110	—	—	265	375	201	—	—	201	402
Debt securities	—	127	1	—	128	—	129	1	—	130
Equity securities	8	—	—	—	8	11	—	—	—	11
Other	—	5	—	—	5	—	1	—	—	1
Total	$164	$132	$1	$265	$562	$238	$130	$1	$201	$570
(a)See Note 8 for further information regarding fair value measurement inputs and methods.
For each of the fair value hierarchy levels, NSP-Minnesota’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2023 (a)					Dec. 31, 2022 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Insurance contracts	—	—	—	—	—	—	1	—	—	1
Commingled funds	$—	$—	$—	$1	$1	$1	$—	$—	$1	$2
Debt securities	—	2	—	—	2	—	2	—	—	2
Total	$—	$2	$—	$1	$3	$1	$3	$—	$1	$5
(a)See Note 8 for further information on fair value measurement inputs and methods.
Immaterial assets were transferred in or out of Level 3 for 2023. No assets were transferred in or out of Level 3 for 2022.

Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Minnesota are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2023	2022	2023	2022
Change in Benefit Obligation:
Obligation at Jan. 1	$657	$877	$48	$64
Service cost	21	27	—	—
Interest cost	36	25	3	2
Plan amendments	(1)	1	—	—
Actuarial (gain) loss	30	(139)	(2)	(13)
Benefit payments	(83)	(134)	(7)	(5)
Obligation at Dec. 31	$660	$657	$42	$48
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$570	$853	$5	$3
Actual return on plan assets	52	(154)	—	—
Employer contributions	23	5	5	7
Benefit payments	(83)	(134)	(7)	(5)
Fair value of plan assets at Dec. 31	$562	$570	$3	$5
Funded status of plans at Dec. 31	$(98)	$(87)	$(39)	$(43)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(2)	$(1)
Noncurrent liabilities	(98)	(87)	(37)	(42)
Net amounts recognized	$(98)	$(87)	$(39)	$(43)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2023	2022	2023	2022
Discount rate for year-end valuation	5.49%	5.80%	5.54%	5.80%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	PRI-2012	PRI-2012	PRI-2012	PRI-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	6.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.50%	5.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	6	7
Accumulated benefit obligation for the pension plan was $599 million and $600 million as of Dec. 31, 2023 and 2022, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Service cost	$21	$27	$30	$—	$—	$—
Interest cost	36	25	25	3	2	2
Expected return on plan assets	(46)	(48)	(52)	—	—	—
Amortization of prior service cost	—	—	—	(1)	(3)	(3)
Amortization of net loss	11	24	34	—	1	2
Settlement charge (a)	—	38	35	—	—	—
Net periodic pension cost	22	66	72	2	—	1
Effects of regulation	16	(32)	(44)	—	—	—
Net benefit cost recognized for financial reporting	$38	$34	$28	$2	$—	$1
Significant Assumptions Used to Measure Costs:
Discount rate	5.80%	3.08%	2.71%	5.80%	3.09%	2.65%
Expected average long-term increase in compensation level	4.25	3.75	3.75	—	—	—
Expected average long-term rate of return on assets	7.25	6.60	6.60	5.00	4.10	4.10
(a)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2022 and 2021, as a result of lump-sum distributions during each plan year, NSP-Minnesota recorded a total pension settlement charge of $38 million and $35 million, respectively, which was not recognized in earnings due to the effects of regulation. There were no settlement charges recorded for the qualified pension plans in 2023.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2023	2022	2023	2022
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$321	$309	$15	$16
Prior service credit	—	—	—	(1)
Total	$321	$309	$15	$15
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$11	$12		$—
Noncurrent regulatory assets	310	297	14	14
Deferred income taxes		—		—
Net-of-tax accumulated other comprehensive income		—	1	1
Total	$321	$309	$15	$15

Measurement date	Dec 31, 2023	Dec 31, 2022	Dec 31, 2023	Dec 31, 2022
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2021 - 2024 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$100 million in January 2024, of which $41 million is attributable to NSP-Minnesota.
•$50 million in 2023, of which $23 million was attributable to NSP-Minnesota.
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
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$11 million expected in 2024, of which $5 million is attributable to NSP-Minnesota.
•$11 million during 2023, of which $5 million, was attributable to NSP-Minnesota.
•$13 million during 2022, of which $7 million was attributable to NSP-Minnesota.
•$15 million during 2021, of which $8 million was attributable to NSP-Minnesota.

Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Long-duration fixed income and interest rate swap securities	38%	38%	—%	—%
Domestic and international equity securities	31	33	9	16
Alternative investments	20	18	13	12
Short-to-intermediate fixed income securities	9	9	77	71
Cash	2	2	1	1
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — In 2023, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
There were no significant plan amendments made in 2022 which affected the postretirement benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
NSP-Minnesota’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Net Projected Postretirement Health Care Benefit Payments (a)
2024	$100	$5
2025	$56	$5
2026	$56	$4
2027	$56	$4
2028	$55	$4
2029-2033	$273	$15
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy, which includes NSP-Minnesota, recognized new postemployment costs and obligations in the fourth quarter of 2023 for employees accepted to a voluntary retirement program.
Utilizing employee information and the following inputs, the estimated NSP-Minnesota obligations for the program of $8 million for health plan subsidies and $1 million for other medical benefits, each commencing in 2024, were recognized in the fourth quarter of 2023. These unfunded obligations are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheet as of Dec. 31, 2023.

Significant Assumptions to Measure Benefit Obligations:	2023
Discount rate for year-end valuation	5.50%
Mortality table	PRI-2012
Health care costs trend rate and ultimate trend assumption	7.00%

Defined Contribution Plans
Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Minnesota was approximately $14 million, $13 million, and $12 million in 2023, 2022 and 2021, respectively.
Multiemployer Plans
NSP-Minnesota contributes to several union multiemployer pension and other postretirement benefit plans, none of which are individually significant. These plans provide pension and postretirement health care benefits to certain union employees who may perform services for multiple employers and do not participate in the NSP-Minnesota sponsored pension and postretirement health care plans. Contributing to these types of plans creates risk that differs from providing benefits under NSP-Minnesota sponsored plans, in that if another participating employer ceases to contribute to a multiemployer pension plan, additional unfunded obligations may need to be funded over time by remaining participating employers.

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
Sherco — In 2018, NSP-Minnesota and SMMPA (Co-owner of Sherco Unit 3) reached a settlement with GE related to a 2011 incident, which damaged the turbine at Sherco Unit 3 and resulted in an extended outage. NSP-Minnesota notified the MPUC of its proposal to refund settlement proceeds to customers through the FCA.
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

In January 2021, the OAG and DOC recommended that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the FCA. NSP-Minnesota responded that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate.
In July 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the prudence of the replacement power costs incurred by NSP-Minnesota. In 2023, NSP-Minnesota and various parties filed recommendations, including the DOC which recommended a $56 million customer refund. The Xcel Large Industrial customer group recommended a refund of $72 million. A final decision by the MPUC is expected in mid-2024. A loss related to this matter is deemed remote.
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
The FERC subsequently issued various related orders related to ROE methodology/calculations and timing. NSP-Minnesota has processed refunds to customers for applicable complaint periods based on the ROE in the most recent applicable opinions.
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
NSP-Minnesota has recognized approximately $1 million of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations under the "Good Neighbor" provisions of the Clean Air Act. The final rule applies to generation facilities in Minnesota, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact NSP-Minnesota’s fossil fuel-fired electric generating facilities. Applicable facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Minnesota anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
NSP-Minnesota has joined other companies in litigation challenging the EPA’s disapproval of Minnesota’s state implementation plan. Currently, the regulation is under a judicial stay for Minnesota and not applicable to NSP-Minnesota pending the outcome of the litigation.
AROs — AROs have been recorded for NSP-Minnesota’s assets. For nuclear assets, the ARO is associated with the decommissioning of NSP-Minnesota nuclear generating plants.
Aggregate fair value of NSP-Minnesota’s legally restricted assets for funding future nuclear decommissioning was $3.2 billion and $2.9 billion at Dec. 31, 2023 and 2022, respectively.

NSP-Minnesota’s AROs were as follows:

	2023
(Millions of Dollars)	Jan. 1, 2023	Amounts Incurred (a)	Amounts Settled	Accretion	Cash Flow Revisions (b)	Dec. 31, 2023
Electric
Nuclear	$2,160	$—	$—	$105	$(158)	$2,107
Wind	416	10	—	15	(17)	424
Steam and other production	75	—	(1)	3	—	77
Distribution	16	—	—	1	—	17
Natural gas
Transmission and distribution	59	—	—	2	(29)	32
Other
Miscellaneous	1	—	—	—	—	1
Total liability	$2,727	$10	$(1)	$126	$(204)	$2,658
(a)Amounts incurred relate to the Northern Wind farm placed in service in NSP-Minnesota.
(b)In 2023, AROs were revised for changes in timing and estimates of cash flows. Changes in wind and nuclear AROs were primarily incurred due to changes in useful lives. Changes in gas transmission and distribution AROs were changes to inflation and discount rate assumptions as well as updated mileage of gas lines and number of services.

	2022
(Millions of Dollars)	Jan. 1, 2022	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2022
Electric
Nuclear	$2,056	$—	$104	$—	$2,160
Wind	384	25	15	(8)	416
Steam and other production	73	—	2	—	75
Distribution	16	—	—	—	16
Natural gas
Transmission and distribution	55	—	2	2	59
Other
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
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Minnesota’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2023. Therefore, an ARO has not been recorded for these facilities.
Nuclear Related
Nuclear Insurance — NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $16.2 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has $450 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $15.8 billion of exposure is funded by the Secondary Financial Protection Program available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $166 million per reactor-incident for each of its three reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $25 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments.
NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from NEIL and EMANI. The coverage limits are $2.8 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage up to $490 million and $420 million at Monticello and Prairie Island, respectively, including the cost of replacement power during prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term.
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $15 million for business interruption insurance and $32 million for property damage insurance if losses exceed accumulated reserve funds.
Nuclear Fuel Disposal — NSP-Minnesota is responsible for temporarily storing spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available.
NSP-Minnesota owns temporary on-site storage facilities for spent fuel at its Monticello and PI nuclear plants, which consist of storage pools and dry cask facilities. The Monticello dry-cask storage facility currently stores all 30 of the authorized canisters. Monticello’s future spent fuel will continue to be placed in its spent fuel pool. The decommissioning plan addresses the disposition of spent fuel at the end of the licensed life. In October 2023, a CON for additional storage at the Monticello site was approved by the MPUC to support possible life extension to 2040.
The PI dry-cask storage facility currently stores 50 of the 64 authorized casks. In February 2023, NSP-Minnesota filed a CON with the MPUC for additional storage at PI to support possible life extension to 2054.
Regulatory Plant Decommissioning Recovery — Decommissioning activities for NSP-Minnesota’s nuclear facilities are planned to begin at the end of each unit’s authorized retirement dates, which can be different than the currently approved NRC operating licenses. These decommissioning activities are planned to be completed at both facilities by 2101.
NSP-Minnesota’s current operating licenses allow continued use of its Monticello nuclear plant until 2030 and its PI nuclear plant until 2033 for Unit 1 and 2034 for Unit 2. The MPUC reaffirmed a 60-year DECON scenario, where Monticello continues operations under a 10-year license extension (approved in August 2022). NRC approval of the extension is pending.
In February 2023, NSP-Minnesota also filed an application with the NDPSC for an Advance Determination of Prudence for continued operation of the Monticello Plant until at least 2040. A decision is expected in 2024.
Future decommissioning costs of nuclear facilities are estimated through triennial periodic studies that assess the costs and timing of planned nuclear decommissioning activities for each unit. The MPUC ordered the next triennial decommissioning study be filed by Dec. 1, 2024.

Obligations for decommissioning are expected to be funded 100% by the external decommissioning trust fund. NSP-Minnesota had $3.2 billion and $2.9 billion of assets held in external decommissioning trusts at Dec. 31, 2023, and 2022, respectively.
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
Most of NSP-Minnesota’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted average of 4.6%). For currently existing asset classes, NSP-Minnesota has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
PPAs	$709	$556
Other	125	78
Gross operating lease ROU assets	834	634
Accumulated amortization	(395)	(310)
Net operating lease ROU assets	$439	$324
Components of lease expense:

(Millions of Dollars)	2023	2022	2021
Operating leases
PPA capacity payments	$100	$98	$96
Other operating leases (a)	13	9	8
Total operating lease expense (b)	$113	$107	$104
(a)Includes short-term lease expense of $2 million, $3 million and $2 million for 2023, 2022 and 2021, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of Dec. 31, 2023:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2024	$99	$11	$110
2025	101	11	112
2026	89	11	100
2027	72	11	83
2028	40	10	50
Thereafter	—	125	125
Total minimum obligation	401	179	580
Interest component of obligation	(37)	(80)	(117)
Present value of minimum obligation	$364	$99	463
Less current portion			(91)
Noncurrent operating lease liabilities			$372

Weighted-average remaining lease term in years			9.8
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2039.
PPAs and Fuel Contracts
Non-Lease PPAs — NSP-Minnesota has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered, and may also include capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2033, contain minimum energy purchase commitments. Total energy payments on those contracts were $185 million, $182 million and $149 million in 2023, 2022 and 2021, respectively.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $62 million, $60 million and $55 million in 2023, 2022 and 2021, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2023, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2024	$63	$174
2025	27	53
2026	9	10
2027	8	10
2028	1	10
Thereafter	2	18
Total (b)	$110	$275
(a)Excludes contingent energy payments for renewable energy PPAs.
(b)Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2024 and 2037. NSP-Minnesota is required to pay additional amounts depending on actual quantities delivered under these agreements.
Estimated minimum purchases for these contracts as of Dec. 31, 2023:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2024	$115	$142	$88	$148
2025	62	179	1	131
2026	21	63	—	128
2027	1	180	—	96
2028	—	50	—	28
Thereafter	—	177	—	47
Total (a)	$199	$791	$89	$578
(a)Includes amounts allocated to NSP-Wisconsin through intercompany charges.
VIEs
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. NSP-Minnesota has determined that certain IPPs are VIEs, however NSP-Minnesota is not subject to risk of loss from the operations of these entities, and no significant financial support is required other than contractual payments for energy and capacity.
NSP-Minnesota evaluated each of these VIEs for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices and financing activities. NSP-Minnesota concluded that these entities are not required to be consolidated in its consolidated financial statements because NSP-Minnesota does not have the power to direct the activities that most significantly impact the entities’ economic performance. NSP-Minnesota had approximately 1,347 MW and 1,322 MW of capacity under long-term PPAs at Dec. 31, 2023 and 2022, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2023
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(16)		$(2)	$(18)
Other comprehensive loss before reclassifications	$(3)		$—	$(3)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	1	(a)	—	1
Net current period other comprehensive income	(2)		—	(2)
Accumulated other comprehensive loss at Dec. 31	$(18)		$(2)	$(20)

	2022
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(17)		$(3)	$(20)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	1	(a)	—	1
Net current period other comprehensive income	1		1	2
Accumulated other comprehensive loss at Dec. 31	$(16)		$(2)	$(18)
(a)Included in interest charges.

12. Segment Information
NSP-Minnesota evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
NSP-Minnesota has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates, purchases, transmits, distributes and sells electricity in Minnesota, North Dakota and South Dakota. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes wholesale commodity and trading operations.
•Regulated Natural Gas — The regulated natural gas utility segment purchases, transports, stores, distributes and sells natural gas primarily in portions of Minnesota and North Dakota.

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
NSP-Minnesota’s segment information:

(Millions of Dollars)	2023	2022	2021
Regulated Electric
Operating revenues — external (a)	$5,241	$5,617	$5,094
Intersegment revenue	1	1	1
Total revenues	$5,242	$5,618	$5,095
Depreciation and amortization	909	953	869
Interest charges and financing costs	278	257	240
Income tax benefit	(127)	(127)	(53)
Net income	648	626	566
Regulated Natural Gas
Operating revenues — external (b)	$754	$1,022	$623
Intersegment revenue	2	2	1
Total revenues	$756	$1,024	$624
Depreciation and amortization	71	60	56
Interest charges and financing costs	26	22	18
Income tax expense	10	14	6
Net income	38	45	29
All Other
Total revenues	$48	$45	$39
Depreciation and amortization	1	1	1
Income tax (benefit) expense	8	1	(1)
Net income	21	4	11

Consolidated Total
Total revenues (a)(b)	$6,046	$6,687	$5,758
Reconciling eliminations	(3)	(3)	(2)
Total operating revenues	$6,043	$6,684	$5,756
Depreciation and amortization	981	1,014	926
Interest charges and financing costs	304	279	258
Income tax benefit	(109)	(112)	(48)
Net income	707	675	606
(a)Operating revenues include $493 million, $514 million and $501 million of affiliate electric revenue for the years ended Dec. 31, 2023, 2022 and 2021, respectively. See Note 13 for further information.
(b)Operating revenues include $1 million, $0 million and $1 million of affiliate gas revenue for the years ended Dec. 31, 2023, 2022 and 2021, respectively. See Note 13 for further information.

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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2023	2022	2021
Operating revenues:
Electric	$493	$514	$501
Gas	1	—	1
Operating expenses:
Purchased power	63	70	67
Transmission expense	142	132	121
Other operating expenses — paid to Xcel Energy Services Inc.	719	673	615
Interest income	1	1	—
Interest expense	5	1	—
Accounts receivable and payable with affiliates at Dec. 31:

	2023		2022
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$9	$—	$4	$—
PSCo	5	—	—	2
SPS	—	4	—	3
Other subsidiaries of Xcel Energy Inc.	1	85	41	84
	$15	$89	$45	$89

14. Workforce Reduction
In 2023, Xcel Energy implemented workforce actions to align resources and investments with evolving business and customer needs, and streamline the organization for long-term success.
In September 2023, Xcel Energy announced a voluntary retirement program to a group of eligible non-bargaining employees, with an enhanced retirement package including certain health care and cash benefits for accepted employees. Approximately 400 employees retired under this program in December 2023.
In November 2023, Xcel Energy, Inc. also reduced its non-bargaining workforce by approximately 150 employees through an involuntary severance program.

In the fourth quarter of 2023, Xcel Energy recorded total expense of $72 million related to these workforce actions, of which $32 million was attributable to NSP-Minnesota. Expenses relate to the estimated cost of future health plan subsidies and other medical benefits for the voluntary retirement program, as well as severance and other employee payouts and legal and other professional fees.
For further information on the estimated obligations for future health plan subsidies and other medical benefits, see Note 9 to the consolidated financial statements.

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
Internal Control Over Financial Reporting
No changes in NSP-Minnesota’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2023 that materially affected, or are reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting. NSP-Minnesota maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Minnesota has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2023 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Minnesota’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.

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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2023.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
Consolidated Balance Sheets — As of Dec. 31, 2023, 2022.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2023, 2022, and 2021.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2023, 2022, and 2021.

3	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	By-Laws of NSP-Minnesota as Amended and Restated on Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
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
4.05*
Indenture, dated as of July 1, 1999, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to Nor west Bank Minnesota, NA), as Trustee, providing for the issuance of Sr. Debt Securities
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(7)
4.06*	Supplemental Indenture No. 2, dated Aug. 18, 2000, supplemental to the Indenture, dated as of July 1, 1999, among Xcel Energy Inc., NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to Wells Fargo Bank Minnesota, NA), as Trustee	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.63
4.07*	Supplemental Trust Indenture, dated as of July 1, 2005, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $250 million aggregate principal amount of 5.25% First Mortgage Bonds, Series due July 15, 2035	NSP-Minnesota Form 8-K dated July 14, 2005	4.01
4.08*	Supplemental Trust Indenture, dated as of May 1, 2006, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $400 million aggregate principal amount of 6.25% First Mortgage Bonds, Series due June 1, 2036	NSP-Minnesota Form 8-K dated May 18, 2006	4.01
4.09*	Supplemental Trust Indenture, dated as of June 1, 2007, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $350 million aggregate principal amount of 6.20% First Mortgage Bonds, Series due July 1, 2037	NSP-Minnesota Form 8-K dated June 19, 2007	4.01
4.10*	Supplemental Trust Indenture, dated as of Nov. 1, 2009, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company., NA, as Trustee, creating $300 million aggregate principal amount of 5.35% First Mortgage Bonds, Series due Nov. 1, 2039	NSP-Minnesota Form 8-K dated Nov. 16, 2009	4.01
4.11*	Supplemental Trust Indenture, dated as of Aug. 1, 2010, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $250 million aggregate principal amount of 4.85% First Mortgage Bonds, Series due Aug. 15, 2040	NSP-Minnesota Form 8-K dated Aug. 4, 2010	4.01
4.12*	Supplemental Trust Indenture, dated as of Aug. 1, 2012, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $500 million aggregate principal amount of 3.40% First Mortgage Bonds, Series due Aug. 15, 2042	NSP-Minnesota Form 8-K dated Aug. 13, 2012	4.01
4.13*	Supplemental Trust Indenture, dated as of May 1, 2013, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $400 million aggregate principal amount of 2.60% First Mortgage Bonds, Series due May 15, 2023	NSP-Minnesota Form 8-K dated May 20, 2013	4.01
4.14*	Supplemental Trust Indenture, dated as of May 1, 2014, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.125% First Mortgage Bonds, Series due May 15, 2044	NSP-Minnesota Form 8-K dated May 13, 2014	4.01
4.15*	Supplemental Trust Indenture, dated as of Aug. 1, 2015, by and between NSP-Minnesota and The Bank of New York Mellon Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.00% First Mortgage Bonds, Series due Aug. 15, 2045	NSP-Minnesota Form 8-K dated Aug. 11, 2015	4.01
4.16*	Supplemental Trust Indenture, dated as of May 1, 2016, by and between NSP-Minnesota and The Bank of NY Mellon Trust Company, N.A., as Trustee, creating $350 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due May 15, 2046	NSP-Minnesota Form 8-K dated May 31, 2016	4.01

4.17*	Supplemental Trust Indenture, dated as of Sept. 1, 2017, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due Sept. 15, 2047	NSP-Minnesota Form 8-K dated Sept. 13, 2017	4.01
4.18*	Supplemental Trust Indenture, dated as of Sept. 1, 2019, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 2.90% First Mortgage Bonds, Series due March 1, 2050	NSP-Minnesota Form 8-K dated Sept. 10, 2019	4.01
4.19*	Supplemental Indenture, dated as of June 8, 2020, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $700 million aggregate principal amount of 2.60% First Mortgage Bonds, Series due June 1, 2051	NSP-Minnesota 8-K dated June 15, 2020	4.01
4.20*	Supplemental Indenture, dated as of March 1, 2021, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $425 million principal amount of 2.25% First Mortgage Bonds, Series due April 1, 2031 and $425 million principal amount of 3.20% First Mortgage Bonds, Series due April 1, 2052	NSP-Minnesota 8-K dated March 30, 2021	4.01
4.21*	Supplemental Indenture, dated as of May 1, 2022, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $500 million aggregate principal amount of 4.50% First Mortgage Bonds, Series due June 1, 2052	NSP-Minnesota 8-K dated May 9, 2022	4.01
4.22*	Supplemental Trust Indenture dated as of May 1, 2023 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $800 million aggregate principal amount of 5.10% First Mortgage Bonds, Series due May 15, 2053.	NSP-Minnesota 8-K dated May 8, 2023	4.01
10.01*	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.10*+	First Amendment to Exhibit 10.09 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.11*+	Second Amendment to Exhibit 10.09 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.12*+	Third Amendment to Exhibit 10.09 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.13*+	Fourth Amendment to Exhibit 10.09 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.14*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.15*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.35
10.16+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards since 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.17*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.18+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.19*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2023	10.01
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.22*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.23*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.02
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema

101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
SCHEDULE II
NSP-Minnesota and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$46	$45	$33
Additions charged to costs and expenses	30	21	24
Additions charged to other accounts (a)	6	6	5
Deductions from reserves (b)	(34)	(26)	(17)
Balance at Dec. 31	$48	$46	$45
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 21, 2024	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ RYAN J. LONG
Robert C. Frenzel	Ryan J. Long
Chairman, Chief Executive Officer and Director	President and Director
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