Form 10-Q
period 2024-03-31
NORTHERN STATES POWER CO
filed 2024-04-25
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2024
Common Stock, $0.01 par value	1,000,000 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2024	2023
Operating revenues
Electric, non-affiliates	$1,133	$1,131
Electric, affiliates	122	125
Natural gas	273	400
Other	8	10
Total operating revenues	1,536	1,666

Operating expenses
Electric fuel and purchased power	459	505
Cost of natural gas sold and transported	139	297
Cost of sales — other	4	7
Operating and maintenance expenses	295	325
Conservation program expenses	48	31
Depreciation and amortization	268	262
Taxes (other than income taxes)	68	78
Total operating expenses	1,281	1,505

Operating income	255	161

Other income, net	5	—
Allowance for funds used during construction — equity	11	8

Interest charges and financing costs
Interest charges and other financing costs	88	77
Allowance for funds used during construction — debt	(5)	(5)
Total interest charges and financing costs	83	72

Income before income taxes	188	97
Income tax benefit	(23)	(42)
Net income	$211	$139

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2024	2023
Net income	$211	$139
Other comprehensive income
Derivative instruments:
Net fair value increase (decrease), net of tax	12	(3)

Total other comprehensive income	12	(3)
Total comprehensive income	$223	$136

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2024	2023
Operating activities
Net income	$211	$139
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	270	264
Nuclear fuel amortization	20	29
Deferred income taxes	112	(30)
Allowance for equity funds used during construction	(11)	(8)
Provision for bad debts	6	8
Changes in operating assets and liabilities:
Accounts receivable	16	(18)
Accrued unbilled revenues	13	112
Inventories	15	68
Other current assets	(74)	(29)
Accounts payable	(21)	(133)
Net regulatory assets and liabilities	(7)	157
Other current liabilities	(170)	44
Pension and other employee benefit obligations	(42)	(22)
Other, net	12	6
Net cash provided by operating activities	350	587

Investing activities
Capital/construction expenditures	(612)	(532)
Purchase of investment securities	(189)	(236)
Proceeds from the sale of investment securities	179	228
Investments in utility money pool arrangement	(317)	(5)
Repayments from utility money pool arrangement	129	—
Other, net	(2)	(2)
Net cash used in investing activities	(812)	(547)

Financing activities
Repayments of short-term borrowings, net	(165)	(87)
Borrowings under utility money pool arrangement	100	—
Repayments under utility money pool arrangement	(100)	—
Proceeds from issuance of long-term debt	688	—
Capital contributions from parent	347	151
Dividends paid to parent	(121)	(122)
Net cash provided by (used in) financing activities	749	(58)

Net change in cash, cash equivalents and restricted cash	287	(18)
Cash, cash equivalents and restricted cash at beginning of period	34	65
Cash, cash equivalents and restricted cash at end of period	$321	$47

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(69)	$(69)
Cash received from (paid for) income taxes, net; includes proceeds from tax credit transfers	76	(5)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$149	$170
Inventory transfers to property, plant and equipment	9	9
Operating lease right-of-use assets	—	29
Allowance for equity funds used during construction	11	8

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$321	$34
Accounts receivable, net	471	490
Accounts receivable from affiliates	12	15
Investments in money pool arrangements	245	57
Accrued unbilled revenues	277	290
Inventories	332	356
Regulatory assets	354	250
Derivative instruments	34	50
Prepayments and other	161	87
Total current assets	2,207	1,629

Property, plant and equipment, net	19,097	18,757

Other assets
Nuclear decommissioning fund and other investments	3,403	3,262
Regulatory assets	817	837
Derivative instruments	71	61
Operating lease right-of-use assets	417	439
Other	11	16
Total other assets	4,719	4,615
Total assets	$26,023	$25,001

Liabilities and Equity
Current liabilities
Short-term debt	—	165
Accounts payable	531	579
Accounts payable to affiliates	61	89
Regulatory liabilities	326	300
Taxes accrued	274	223
Accrued interest	90	79
Dividends payable to parent	101	121
Derivative instruments	37	44
Operating lease liabilities	93	91
Other	149	351
Total current liabilities	1,662	2,042

Deferred credits and other liabilities
Deferred income taxes	2,147	1,992
Deferred investment tax credits	14	14
Regulatory liabilities	2,225	2,097
Asset retirement obligations	2,689	2,658
Derivative instruments	90	86
Pension and employee benefit obligations	128	168
Operating lease liabilities	347	372
Other	28	35
Total deferred credits and other liabilities	7,668	7,422

Commitments and contingencies
Capitalization
Long-term debt	8,019	7,330
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at March 31, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	6,031	5,686
Retained earnings	2,651	2,541
Accumulated other comprehensive loss	(8)	(20)
Total common stockholder's equity	8,674	8,207
Total liabilities and equity	$26,023	$25,001

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2024 and 2023
Balance at Dec. 31, 2022	1,000,000	$—	$5,374	$2,480	$(18)	$7,836
Net income				139		139
Other comprehensive loss					(3)	(3)
Dividends declared to parent				(132)		(132)
Contribution of capital by parent			110			110
Balance at March 31, 2023	1,000,000	$—	$5,484	$2,487	$(21)	$7,950

Balance at Dec. 31, 2023	1,000,000	$—	$5,686	$2,541	$(20)	$8,207
Net income				211		211
Other comprehensive income					12	12
Dividends declared to parent				(101)		(101)
Contribution of capital by parent			345			345
Balance at March 31, 2024	1,000,000	$—	$6,031	$2,651	$(8)	$8,674

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2024 and Dec. 31, 2023; the results of NSP-Minnesota’s operations, including the components of net income and comprehensive income, cash flows and changes in stockholder’s equity for the three months ended March 31, 2024 and 2023.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2024 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2023 balance sheet information has been derived from the audited 2023 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2023.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2023, filed with the SEC on Feb. 21, 2024. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2023 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
Recently Issued
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. The ASU is effective for annual periods beginning after Dec. 15, 2023 and quarterly periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 greenhouse gas emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. Xcel Energy does not expect implementation of the new guidance to have a material impact on the consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$516	$538
Less allowance for bad debts	(45)	(48)
Accounts receivable, net	$471	$490

(Millions of Dollars)	March 31, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$222	$219
Fuel	104	105
Natural gas	6	32
Total inventories	$332	$356

(Millions of Dollars)	March 31, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$21,437	$21,206
Natural gas plant	2,273	2,256
Common and other property	1,316	1,301
Plant to be retired (a)	589	604
Construction work in progress	1,315	1,085
Total property, plant and equipment	26,930	26,452
Less accumulated depreciation	(8,204)	(8,044)
Nuclear fuel	3,379	3,337
Less accumulated amortization	(3,008)	(2,988)
Property, plant and equipment, net	$19,097	$18,757
(a)Amounts include Sherco 1 and 3 and A.S. King. Balance is presented net of accumulated depreciation.

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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	11	17
Maximum amount outstanding	100	135
Weighted average interest rate, computed on a daily basis	5.33%	4.97%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$700	$700
Amount outstanding at period end	—	165
Average amount outstanding	195	92
Maximum amount outstanding	400	441
Weighted average interest rate, computed on a daily basis	5.49%	4.99%
Weighted average interest rate at period end	N/A	5.47
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $15 million of letters of credit outstanding under the credit facility at both March 31, 2024 and Dec. 31, 2023. Amounts approximate their fair value and are subject to fees.
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
At March 31, 2024, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$15	$685
(a)Expires in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2024 and Dec. 31, 2023.
Bilateral Credit Agreement — In April 2024, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2024, NSP-Minnesota had $65 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings
During the three months ended March 31, 2024, NSP-Minnesota issued $700 million of 5.40% first mortgage bonds due March 15, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended March 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$368	$138	$7	$513
C&I	522	90	—	612
Other	9	—	1	10
Total retail	899	228	8	1,135
Wholesale	75	—	—	75
Transmission	63	—	—	63
Interchange	122	—	—	122
Other	3	17	—	20
Total revenue from contracts with customers	1,162	245	8	1,415
Alternative revenue and other	93	28	—	121
Total revenues	$1,255	$273	$8	$1,536

	Three Months Ended March 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$358	$207	$9	$574
C&I	543	173	—	716
Other	8	—	1	9
Total retail	909	380	10	1,299
Wholesale	104	—	—	104
Transmission	64	—	—	64
Interchange and other	126	2	—	128
Total revenue from contracts with customers	1,203	382	10	1,595
Alternative revenue and other	53	18	—	71
Total revenues	$1,256	$400	$10	$1,666

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.0
(Decreases) increases:
Wind PTCs (a)	(35.1)	(65.1)
Plant regulatory differences (b)	(5.2)	(6.2)
Other tax credits, net operating loss & tax credit allowances	(1.0)	(1.3)
Other (net)	1.1	1.3
Effective income tax rate	(12.2)%	(43.3)%
(a)Wind PTCs net of estimated transfer discounts are credited to customers (reduction to revenue) and do not materially impact net income.
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
NSP-Minnesota recognizes the costs of funding the decommissioning over the lives of the nuclear plants, assuming rate recovery of all costs. Realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund are deferred as a component of the associated nuclear decommissioning costs.
Unrealized gains for the nuclear decommissioning fund were $1.3 billion and $1.2 billion as of March 31, 2024 and Dec. 31, 2023, and unrealized losses were $34 million and $29 million as of March 31, 2024 and Dec. 31, 2023, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2024
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$57	$57	$—	$—	$—	$57
Commingled funds	718	—	—	—	1,042	1,042
Debt securities	804	—	781	9	—	790
Equity securities	511	1,457	2	—	—	1,459
Total	$2,090	$1,514	$783	$9	$1,042	$3,348
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $55 million of other investments, including the rabbi trust.

	Dec. 31, 2023
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$41	$41	$—	$—	$—	$41
Commingled funds	721	—	—	—	1,049	1,049
Debt securities	784	—	771	9	—	780
Equity securities	508	1,339	2	—	—	1,341
Total	$2,054	$1,380	$773	$9	$1,049	$3,211
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $51 million of other investments, including the rabbi trust.

For the three months ended March 31, 2024 and 2023, there were no Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2024:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$6	$276	$257	$251	$790
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
As of March 31, 2024, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2024, NSP-Minnesota had no unsettled interest rate derivatives.
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
The most significant derivative positions outstanding at March 31, 2024 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion.
When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of March 31, 2024, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2024	Dec. 31, 2023
Megawatt hours of electricity	24	38
Million British thermal units of natural gas	61	64
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
As of March 31, 2024, four of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $23 million, or 21%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the ten most significant counterparties, comprising $31 million, or 28%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
Three of these significant counterparties, comprising $55 million or 50% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of March 31, 2024 and Dec. 31, 2023, there were $14 million and $12 million, respectively, of derivative liabilities with such underlying contract provisions.

Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of both March 31, 2024 and Dec. 31, 2023, there were approximately $84 million and $80 million, respectively of derivative liabilities with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2024 and Dec. 31, 2023.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended March 31, 2024
Derivatives designated as cash flow hedges:
Interest rate	$16	$—
Total	$16	$—
Other derivative instruments:
Electric commodity	$—	$1
Natural gas commodity	—	3
Total	$—	$4
Three Months Ended March 31, 2023
Derivatives designated as cash flow hedges:
Interest rate	$(4)	$—
Total	$(4)	$—
Other derivative instruments:
Electric commodity	$—	$(17)
Natural gas commodity	—	2
Total	$—	$(15)
.

	Pre-Tax Losses Reclassified into Income During the Period from:		Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2024
Other derivative instruments:
Commodity trading	$—		$1	(a)
Electric commodity	4	(b)	—
Natural gas commodity	—		(5)	(c)(d)
Total	$4		$(4)
Three Months Ended March 31, 2023
Other derivative instruments:
Commodity trading	$—		$(1)	(a)
Electric commodity	14	(b)	—
Natural gas commodity	—		(5)	(c)(d)
Total	$14		$(6)
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
(d)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$8	$34	$30	$72	$(43)	$29	$7	$32	$32	$71	$(42)	$29
Electric commodity	—	—	9	9	(4)	5	—	—	23	23	(7)	16
Natural gas commodity	—	—	—	—	—	—	—	5	—	5	—	5
Total current derivative assets	$8	$34	$39	$81	$(47)	$34	$7	$37	$55	$99	$(49)	$50
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$7	$47	$51	$105	$(34)	$71	$7	$43	$45	$95	$(34)	$61
Total noncurrent derivative assets	$7	$47	$51	$105	$(34)	$71	$7	$43	$45	$95	$(34)	$61

	March 31, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$—	$—	$—	$—	$—	$—	$7	$—	$7	$—	$7
Other derivative instruments:
Commodity trading	$7	$64	$5	$76	$(45)	$31	$6	$60	$5	$71	$(43)	$28
Electric commodity	—	—	4	4	(4)	—	—	—	7	7	(7)	—
Natural gas commodity	—	—	—	—	—	—	—	3	—	3	—	3
Total current derivative liabilities	$7	$64	$9	$80	$(49)	31	$6	$70	$12	$88	$(50)	38
PPAs (b)						6						6
Current derivative instruments						$37						$44
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$11	$51	$42	$104	$(35)	$69	$14	$49	$37	$100	$(36)	$64
Total noncurrent derivative liabilities	$11	$51	$42	$104	$(35)	69	$14	$49	$37	$100	$(36)	64
PPAs (b)						21						22
Noncurrent derivative instruments						$90						$86
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At March 31, 2024 and Dec. 31, 2023, derivative assets and liabilities include no obligations to return cash collateral. At both March 31, 2024 and Dec. 31, 2023 derivative assets and liabilities include rights to reclaim cash collateral of $3 million. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$51	$107
Settlements (a)	(15)	(13)
Net transactions recorded during the period:
Losses recognized in earnings (b)	—	(14)
Net gains (losses) recognized as regulatory assets and liabilities (a)	3	(34)
Balance at March 31	$39	$46
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of March 31, 2024, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$8,019	$6,993	$7,330	$6,561
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	9	9	1	1
Expected return on plan assets (a)	(11)	(11)	—	—
Amortization of net loss (a)	3	3	—	—
Net periodic benefit cost	6	6	1	1
Effects of regulation	3	1	—	—
Net benefit cost recognized for financial reporting	$9	$7	$1	$1
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2024, contributions totaling $100 million were made across Xcel Energy’s pension plans, of which $41 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2024.

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
Site Remediation
Various federal and state environmental laws impose liability where hazardous substances or other regulated materials have been released to the environment. NSP-Minnesota may sometimes pay all or a portion of the cost to remediate sites where past activities of their predecessors or other parties have caused environmental contamination.
Environmental contingencies could arise from various situations, including sites of former MGPs; and third-party sites, such as landfills, for which NSP-Minnesota is alleged to have sent wastes to that site.
MGP, Landfill and Disposal Sites
NSP-Minnesota is investigating, remediating or performing post-closure actions at seven MGP, landfill or other disposal sites across its service territories.
NSP-Minnesota has recognized approximately $1 million of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — NSP-Minnesota’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste, including the CCR Rule. As a specific requirement of the CCR Rule, utilities must complete groundwater sampling around their applicable landfills and surface impoundments as well as perform corrective actions where offsite groundwater has been impacted.
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions beginning with an Assessment of Corrective Measures.
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

Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act. The final rule applies to generation facilities in Minnesota, as well as other states outside of our service territory. The rule establishes an allowance trading program for NOx that will impact NSP-Minnesota fossil fuel-fired electric generating facilities. Subject facilities will have to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. Guidelines are also established for allowance banking and emission limit backstops.
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Minnesota anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms.
NSP-Minnesota has joined other companies in litigation challenging the EPA’s disapproval of Minnesota’s state implementation plan. Currently, the regulation is under a judicial stay for Minnesota. The regulation may become applicable in the future, depending on the outcome of the litigation.
Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$23	$25
Other operating leases (a)	5	4
Total operating lease expense (b)	$28	$29
(a)Includes immaterial short-term lease expense for both 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating leases as of March 31, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$377	$174	$551
Interest component of obligation	(32)	(79)	(111)
Present value of minimum obligation	$345	$95	440
Less current portion			(93)
Noncurrent operating lease liabilities			$347

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
NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at both March 31, 2024 and Dec. 31, 2023, with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

10. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18)	$(2)	$(20)	$(16)	$(2)	$(18)
Gains reclassified from net accumulated other comprehensive income:
Other comprehensive gain before reclassifications	12	—	12	—	—	—
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	(3)	—	(3)
Net current period other comprehensive income (loss)	12	—	12	(3)	—	(3)
Accumulated other comprehensive loss at March 31	$(6)	$(2)	$(8)	$(19)	$(2)	$(21)

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

NSP-Minnesota also presents All Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include appliance repair, non-utility real estate activities and revenues associated with processing solid waste into refuse-derived fuel.
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

NSP-Minnesota’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues (a)	$1,255	$1,256
Net income	145	111
Regulated Natural Gas
Operating revenues (b)	$273	$400
Intersegment revenue	1	1
Total revenues	$274	$401
Net income	51	30
All Other
Total revenues	$8	$10
Net income (loss)	15	(2)
Consolidated Total
Operating revenues (a)(b)	$1,537	$1,667
Reconciling eliminations	(1)	(1)
Total operating revenues	$1,536	$1,666
Net income	211	139
(a)Operating revenues include $122 million and $125 million of affiliate electric revenue for the three months ended March 31, 2024 and 2023.
(b)Operating revenues include an immaterial amount of affiliate gas revenue for the three months ended March 31, 2024 and 2023.

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

Results of Operations
NSP-Minnesota’s net income was $211 million for the three months ended March 31, 2024 compared with $139 million for the prior year. The change was driven by increased recovery of electric and natural gas infrastructure investments and lower O&M expenses, partially offset by higher interest expenses and depreciation.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes. In the first quarter, electric revenues decreased $1 million.

(Millions of Dollars)	Three Months Ended March 30, 2024 vs. 2023
Recovery of lower electric fuel and purchased power expenses	$(46)
PTCs flowed back to customers	(6)
Interchange agreement revenue from NSP-Wisconsin	(3)
Regulatory rate outcomes	28
Conservation and demand side management	18
Non-fuel riders	14
Sales and demand (a)	8
Other (net)	(14)
Total decrease	$(1)
(a)Sales excludes weather impact, net of sales true-up mechanism in Minnesota.
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes. In the first quarter, natural gas revenues decreased $127 million for the first quarter.

(Millions of Dollars)	Three Months Ended March 30, 2024 vs. 2023
Recovery of lower natural gas costs (sold and transported)	$(158)
Regulatory rate outcomes	20
Infrastructure and integrity riders	3
Estimated impact of weather (net of decoupling)	2
Retail sales growth (net of decoupling)	2
Other (net)	4
Total	$(127)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas, coal and uranium, as well as seasonality. However, these incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $46 million for the first quarter of 2024. The decrease is primarily due to decreased volumes and timing of fuel recovery, partially offset by higher commodity prices.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $158 million for the first quarter of 2024. The decrease is primarily due to timing of fuel recovery, lower commodity prices and volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $30 million for the first quarter. The decrease was primarily due to decreased labor and benefit costs, gain on the sale of land and lower bad debt expenses.

Depreciation and Amortization — Depreciation and amortization expense increased $6 million for the first quarter as a result of system expansion offset by depreciation life extensions implemented in the Minnesota Electric Rate Case.
Interest Charges — Interest charges increased $11 million year-to-date, largely due to increased long-term debt levels and higher interest rates to fund capital investments.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2023 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings
2024 Minnesota Natural Gas Rate Case — In November 2023, NSP-Minnesota filed a request with the MPUC for an annual natural gas rate increase of approximately $59 million, or 9.6%. The request is based on a ROE of 10.2%, a 52.5% equity ratio and a 2024 forward test year with rate base of approximately $1.27 billion. In December 2023, the MPUC approved NSP-Minnesota’s request for interim rates, subject to refund, of approximately $51 million (implemented on Jan. 1, 2024).
On April 19, 2024, four parties filed direct testimony. The DOC, OAG, and CUB were the only parties to quantify recommended financial adjustments. The OAG and CUB provided limited comments, recommending a reduction of approximately $1 million of O&M expenses each. The CUB additionally recommended a reduction to ROE.
Proposed DOC modifications to NSP-Minnesota’s request were as follows:

(Millions of Dollars)
NSP-Minnesota’s filed base revenue request	$59
Recommended adjustments:
Rate of return	(7)
Operating & maintenance expenses	(4)
Plant investments	(3)
Other, net	(2)
Total adjustments	$(16)
Total proposed revenue change	$43
Positions on NSP-Minnesota’s filed rate request were as follows:

Recommended Position	DOC	CUB
ROE	9.40%	9.00-9.40%
Equity ratio	52.50%	N/A
Procedural schedule:
•Mediation: May 17, 2024 (day subject to availability)
•Rebuttal testimony: May 24, 2024
•Evidentiary hearings: July 10-12, 2024
•ALJ report: October 28, 2024
•MPUC Order Due: March 14, 2025
2024 North Dakota Natural Gas Rate Case — In December 2023, NSP-Minnesota filed a request with the NDPSC seeking an increase in natural gas rates of $8.5 million (9.4%), a 2024 test year, ROE of 10.20%, an equity ratio of 52.5% and rate base of $168 million. In February 2024, the NDPSC approved interim rates of $8 million, effective March 1, 2024.
Minnesota 2023 Fuel Clause Adjustment — In March 2024, NSP-Minnesota submitted an annual fuel clause adjustment true-up petition to the MPUC, with a requested refund of $126 million for fuel over-recoveries in 2023. In April 2024, the DOC recommended the MPUC approve the non-nuclear aspects of the petition. The DOC stated it intends to submit supplemental comments in the second quarter of 2024 with recommendations related to costs associated with operation of NSP-Minnesota’s nuclear units, which includes costs associated with an outage at the Prairie Island generating station.
NSP System
2022 Upper Midwest IRP Resource Acquisition — Following the MPUC’s approval of NSP-Minnesota and NSP-Wisconsin’s latest IRP in April 2022, NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the IRP.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of 800 MW of firm dispatchable resources. In January 2024, NSP-Minnesota and other companies submitted proposed resources and filed for project approval with the MPUC. NSP-Minnesota expects a decision by the second quarter of 2025.
•In July 2023, NSP-Wisconsin issued an RFP seeking approximately 650 MW of solar and/or solar plus storage development assets that will be developed in the 2027-2029 timeframe to replace the capacity from the retiring King Generating Station. The RFP closed in September 2023 and bids are being evaluated.
•In October 2023, NSP-Minnesota issued an RFP seeking approximately 1,200 MW of wind development assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023 and NSP-Minnesota expects to file for approval of recommended projects by mid-2024.

2024 Upper Midwest Resource Plan — In February 2024, NSP filed its Upper Midwest Resource Plan with the MPUC which included the following key items:
•Reduced carbon emissions by more than 80%, potentially up to 88%, by 2030.
•Extends the operation of Prairie Island and Monticello through the early 2050s.
•Adds 3,600 MWs of new wind and solar resources by 2030.
•Adds 600 MWs of battery energy storage by 2030.
•Adds more than 2,200 MWs of dispatchable resources by 2030.
These proposed resources are in addition to projects already approved by the MPUC. NSP-Minnesota anticipates a MPUC decision in 2025.
Nuclear Power Operations
NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. See Note 10 to the consolidated financial statements of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2023 for further information. The circumstances set forth in Nuclear Power Operations included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2023, appropriately represent, in all material respects, the current status of nuclear power operations.
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
An interim stay on tariffs remains in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., as a result of implementation of the Uyghur Forced Labor Protection Act), disruptions in solar imports from key suppliers or any new trade complaint could impact project timelines and costs.
On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee filed a petition related to new anti-dumping and countervailing duty cases targeting solar products from Cambodia, Malaysia, Thailand and Vietnam with the United States Department of Commerce and the United States International Trade Commission. NSP-Minnesota continues to assess the impacts (if any) of this trade complaint on its business.

Emerging Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. NSP-Minnesota continues to evaluate the impact of these rules and believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation
In April 2024, the EPA published final rules to regulate additional areas under the CCR Rule for the first time, including legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at regulated CCR facilities. The rule subjects these areas to groundwater monitoring, corrective action and closure and post-closure care requirements, among other requirements, with several of the deadlines accelerated. NSP-Minnesota believes that the cost of these requirements would be recoverable through rates based on prior state commission practices.
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
In February 2024, the EPA proposed to change the Resource Conservation and Recovery Act by adding nine PFAS to its list of hazardous constituents.
Final rules for all three proposals are expected in 2024 which could result in new obligations. Potential costs are uncertain until final rules are published and/or agency action is taken.
Effluent Limitation Guidelines
In April 2024, the EPA published final rules under the Clean Water Act, setting forth Effluent Limitations Guidelines and Standards for steam generating coal plants. This rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. NSP-Minnesota continues to evaluate the impact of these rules and believes that any costs associated with these requirements would be recoverable through rates based on prior state commission practices.

Nuclear Fuel Supply
NSP-Minnesota is scheduled to take delivery of approximately 29% of its average enriched nuclear material requirements from Russia through 2030. Given the evolving situation in Ukraine and its global impacts, we have entered into additional contracts that cover potential supply interruptions of nuclear material from Russia. With these contracts, NSP-Minnesota has secured its enriched nuclear material requirements through 2028 with non-Russian material, which are in various stages of processing in Canada, Europe and the United States.

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
As of March 31, 2024, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2023, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	Amended and Restated Bylaws of NSP-Minnesota, dated Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Trust Indenture dated as of February 1, 2024 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $700,000,000 aggregate principal amount of 5.40% First Mortgage Bonds, Series due March 15, 2054.	NSP-Minnesota Form 8-K dated February 29, 2024	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

4/25/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)