Form 10-Q
period 2024-06-30
NORTHERN STATES POWER CO
filed 2024-08-01
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2024
Common Stock, $0.01 par value	1,000,000 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Operating revenues
Electric, non-affiliates	$1,117	$1,076	$2,250	$2,207
Electric, affiliates	120	113	242	238
Natural gas	90	98	363	498
Other	3	12	11	22
Total operating revenues	1,330	1,299	2,866	2,965

Operating expenses
Electric fuel and purchased power	464	518	923	1,023
Cost of natural gas sold and transported	23	45	162	342
Cost of sales — other	—	7	4	14
Operating and maintenance expenses	328	326	623	651
Conservation program expenses	42	25	90	56
Depreciation and amortization	272	202	540	464
Taxes (other than income taxes)	52	32	120	110
Total operating expenses	1,181	1,155	2,462	2,660

Operating income	149	144	404	305

Other income, net	3	2	8	2
Allowance for funds used during construction — equity	13	9	24	17

Interest charges and financing costs
Interest charges and other financing costs	91	83	179	160
Allowance for funds used during construction — debt	(6)	(5)	(11)	(10)
Total interest charges and financing costs	85	78	168	150

Income before income taxes	80	77	268	174
Income tax benefit	(51)	(50)	(74)	(92)
Net income	$131	$127	$342	$266

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net income	$131	$127	$342	$266
Other comprehensive income
Derivative instruments:
Net fair value increase, net of tax	—	6	12	3

Total other comprehensive income	—	6	12	3
Total comprehensive income	$131	$133	$354	$269

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2024	2023
Operating activities
Net income	$342	$266
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	544	466
Nuclear fuel amortization	53	53
Deferred income taxes	160	(65)
Allowance for equity funds used during construction	(24)	(17)
Provision for bad debts	8	13
Changes in operating assets and liabilities:
Accounts receivable	16	43
Accrued unbilled revenues	(10)	81
Inventories	1	35
Other current assets	(46)	2
Accounts payable	23	(81)
Net regulatory assets and liabilities	(29)	192
Other current liabilities	(270)	95
Pension and other employee benefit obligations	(43)	(19)
Other, net	15	9
Net cash provided by operating activities	740	1,073

Investing activities
Capital/construction expenditures	(1,308)	(1,103)
Purchase of investment securities	(469)	(416)
Proceeds from the sale of investment securities	450	398
Investments in utility money pool arrangement	(357)	(69)
Repayments from utility money pool arrangement	414	5
Other, net	(3)	(2)
Net cash used in investing activities	(1,273)	(1,187)

Financing activities
Repayments of short-term borrowings, net	(165)	(207)
Borrowings under utility money pool arrangement	100	189
Repayments under utility money pool arrangement	(100)	(189)
Proceeds from issuance of long-term debt	687	783
Repayment of long-term debt	—	(400)
Capital contributions from parent	499	251
Dividends paid to parent	(222)	(254)
Net cash provided by financing activities	799	173

Net change in cash, cash equivalents and restricted cash	266	59
Cash, cash equivalents and restricted cash at beginning of period	34	65
Cash, cash equivalents and restricted cash at end of period	$300	$124

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(149)	$(137)
Cash received from income taxes, net; includes proceeds from tax credit transfers	193	43

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$217	$158
Inventory transfers to property, plant and equipment	21	26
Operating lease right-of-use assets	39	29
Allowance for equity funds used during construction	24	17

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$300	$34
Accounts receivable, net	462	490
Accounts receivable from affiliates	19	15
Investments in money pool arrangements	—	57
Accrued unbilled revenues	301	290
Inventories	334	356
Regulatory assets	364	250
Derivative instruments	83	50
Prepayments and other	135	87
Total current assets	1,998	1,629

Property, plant and equipment, net	19,572	18,757

Other assets
Nuclear decommissioning fund and other investments	3,443	3,262
Regulatory assets	807	837
Derivative instruments	73	61
Operating lease right-of-use assets	435	439
Other	18	16
Total other assets	4,776	4,615
Total assets	$26,346	$25,001

Liabilities and Equity
Current liabilities
Short-term debt	—	165
Accounts payable	589	579
Accounts payable to affiliates	56	89
Regulatory liabilities	362	300
Taxes accrued	175	223
Accrued interest	92	79
Dividends payable to parent	103	121
Derivative instruments	38	44
Operating lease liabilities	94	91
Other	146	351
Total current liabilities	1,655	2,042

Deferred credits and other liabilities
Deferred income taxes	2,210	1,992
Deferred investment tax credits	13	14
Regulatory liabilities	2,206	2,097
Asset retirement obligations	2,775	2,658
Derivative instruments	91	86
Pension and employee benefit obligations	131	168
Operating lease liabilities	363	372
Other	27	35
Total deferred credits and other liabilities	7,816	7,422

Commitments and contingencies
Capitalization
Long-term debt	8,020	7,330
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at June 30, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	6,184	5,686
Retained earnings	2,679	2,541
Accumulated other comprehensive loss	(8)	(20)
Total common stockholder's equity	8,855	8,207
Total liabilities and equity	$26,346	$25,001

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2024 and 2023
Balance at March 31, 2023	1,000,000	$—	$5,484	$2,487	$(21)	$7,950
Net income				127		127
Other comprehensive loss					6	6
Dividends declared to parent				(112)		(112)
Contribution of capital by parent			101			101
Balance at June 30, 2023	1,000,000	$—	$5,585	$2,502	$(15)	$8,072

Balance at March 31, 2024	1,000,000	$—	$6,031	$2,651	$(8)	$8,674
Net income				131		131
Dividends declared to parent				(103)		(103)
Contribution of capital by parent			153			153
Balance at June 30, 2024	1,000,000	$—	$6,184	$2,679	$(8)	$8,855

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2024 and 2023
Balance at Dec. 31, 2022	1,000,000	$—	$5,374	$2,480	$(18)	$7,836
Net income				266		266
Other comprehensive income					3	3
Dividends declared to parent				(244)		(244)
Contribution of capital by parent			211			211
Balance at June 30, 2023	1,000,000	$—	$5,585	$2,502	$(15)	$8,072

Balance at Dec. 31, 2023	1,000,000	$—	$5,686	$2,541	$(20)	$8,207
Net income				342		342
Other comprehensive income					12	12
Dividends declared to parent				(204)		(204)
Contribution of capital by parent			498			498
Balance at June 30, 2024	1,000,000	$—	$6,184	$2,679	$(8)	$8,855

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2024 and Dec. 31, 2023; the results of NSP-Minnesota’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and six months ended June 30, 2024 and 2023; and NSP-Minnesota’s cash flows for the six months ended June 30, 2024 and 2023.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2024 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2023 balance sheet information has been derived from the audited 2023 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2023.
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
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 greenhouse gas emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. NSP-Minnesota does not expect implementation of the new guidance to have a material impact on the consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$501	$538
Less allowance for bad debts	(39)	(48)
Accounts receivable, net	$462	$490

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$226	$219
Fuel	98	105
Natural gas	10	32
Total inventories	$334	$356

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$21,780	$21,206
Natural gas plant	2,312	2,256
Common and other property	1,346	1,301
Plant to be retired (a)	575	604
Construction work in progress	1,607	1,085
Total property, plant and equipment	27,620	26,452
Less accumulated depreciation	(8,451)	(8,044)
Nuclear fuel	3,444	3,337
Less accumulated amortization	(3,041)	(2,988)
Property, plant and equipment, net	$19,572	$18,757
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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	17
Maximum amount outstanding	N/A	135
Weighted average interest rate, computed on a daily basis	N/A	4.97%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$700	$700
Amount outstanding at period end	—	165
Average amount outstanding	—	92
Maximum amount outstanding	N/A	441
Weighted average interest rate, computed on a daily basis	N/A	4.99%
Weighted average interest rate at period end	N/A	5.47
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $12 million and $15 million of letters of credit outstanding under the credit facility at June 30, 2024 and Dec. 31, 2023, respectively. Amounts approximate their fair value and are subject to fees.
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
At June 30, 2024, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$12	$688
(a)Expires in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2024 and Dec. 31, 2023.
Bilateral Credit Agreement — In April 2024, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2024, NSP-Minnesota had $70 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings
During the six months ended June 30, 2024, NSP-Minnesota issued $700 million of 5.40% first mortgage bonds due March 15, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$350	$37	$—	$387
C&I	571	25	—	596
Other	10	—	3	13
Total retail	931	62	3	996
Wholesale	57	—	—	57
Transmission	56	—	—	56
Interchange and other	115	11	—	126
Total revenue from contracts with customers	1,159	73	3	1,235
Alternative revenue and other	78	17	—	95
Total revenues	$1,237	$90	$3	$1,330

	Three Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$317	$42	$10	$369
C&I	517	40	—	557
Other	9	—	2	11
Total retail	843	82	12	937
Wholesale	80	—	—	80
Transmission	66	—	—	66
Interchange and other	108	3	—	111
Total revenue from contracts with customers	1,097	85	12	1,194
Alternative revenue and other	92	13	—	105
Total revenues	$1,189	$98	$12	$1,299

	Six Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$718	$175	$7	$900
C&I	1,093	115	—	1,208
Other	19		4	23
Total retail	1,830	290	11	2,131
Wholesale	132	—	—	132
Transmission	119	—	—	119
Interchange and other	240	28	—	268
Total revenue from contracts with customers	2,321	318	11	2,650
Alternative revenue and other	171	45	—	216
Total revenues	$2,492	$363	$11	$2,866

	Six Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$675	$249	$19	$943
C&I	1,060	213	—	1,273
Other	17	—	3	20
Total retail	1,752	462	22	2,236
Wholesale	184	—	—	184
Transmission	130	—	—	130
Interchange and other	234	5	—	239
Total revenue from contracts with customers	2,300	467	22	2,789
Alternative revenue and other	145	31	—	176
Total revenues	$2,445	$498	$22	$2,965

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.0
(Decreases) increases:
Wind PTCs (a)	(49.9)	(74.7)
Plant regulatory differences (b)	(5.4)	(6.7)
Other tax credits, net operating loss & tax credit allowances	(1.1)	(1.5)
Other, net	0.8	2.0
Effective income tax rate	(27.6)%	(52.9)%
(a)Wind PTCs net of estimated transfer discounts are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

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
Unrealized gains for the nuclear decommissioning fund were $1.3 billion and $1.2 billion as of June 30, 2024 and Dec. 31, 2023, and unrealized losses were $40 million and $29 million as of June 30, 2024 and Dec. 31, 2023, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2024
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$43	$43	$—	$—	$—	$43
Commingled funds	713	—	—	—	1,036	1,036
Debt securities	834	—	801	14	—	815
Equity securities	517	1,493	1	—	—	1,494
Total	$2,107	$1,536	$802	$14	$1,036	$3,388
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
For the three and six months ended June 30, 2024 and 2023, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2024:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$5	$289	$266	$255	$815
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
As of June 30, 2024, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2024, NSP-Minnesota had no unsettled interest rate derivatives.
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
The most significant derivative positions outstanding at June 30, 2024 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion.
When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2024, NSP-Minnesota had no commodity contracts designated as cash flow hedges.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2024	Dec. 31, 2023
Megawatt hours of electricity	58	38
Million British thermal units of natural gas	62	64
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
As of June 30, 2024, three of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $21 million, or 19%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the ten most significant counterparties, comprising $25 million, or 23%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
Four of these significant counterparties, comprising $61 million or 56% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of June 30, 2024 and Dec. 31, 2023, there were $17 million and $12 million, respectively, of derivative liabilities with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of June 30, 2024 and Dec. 31, 2023, there were approximately $86 million and $80 million, respectively of derivative liabilities with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2024 and Dec. 31, 2023.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended June 30, 2024
Other derivative instruments:
Electric commodity	$—	$—
Natural gas commodity	—	—
Total	$—	$—

Six Months Ended June 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$16	$—
Total	$16	$—
Other derivative instruments:
Electric commodity	$—	$1
Natural gas commodity	—	3
Total	$—	$4

Three Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$8	$—
Total	$8	$—
Derivatives designated as cash flow hedges:
Electric commodity	$—	$(11)
Total	$—	$(11)

Six Months Ended June 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$(28)
Natural gas commodity	$—	$2
Total	$—	$(26)
.

	Pre-Tax Losses Reclassified into Income During the Period from:		Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2024
Other derivative instruments:
Commodity trading	$—		$(14)	(a)
Electric commodity	2	(b)	—
Total	$2		$(14)

Six Months Ended June 30, 2024
Other derivative instruments:
Commodity trading	$—		$(13)	(a)
Electric commodity	6	(b)	—
Natural gas commodity	—		(5)	(c)(d)
Total	$6		$(18)

Three Months Ended June 30, 2023
Other derivative instruments:
Electric commodity	7	(b)	—
Total	$7		$—

Six Months Ended June 30, 2023
Other derivative instruments:
Commodity trading	$—		$(1)	(a)
Electric commodity	21	(b)	—
Natural gas commodity	—		(5)	(c)(d)
Total	$21		$(6)
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
(d)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the six months ended June 30, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$5	$35	$22	$62	$(44)	$18	$7	$32	$32	$71	$(42)	$29
Electric commodity	—	—	65	65	(3)	62	—	—	23	23	(7)	16
Natural gas commodity	—	3	—	3	—	3	—	5	—	5	—	5
Total current derivative assets	$5	$38	$87	$130	$(47)	$83	$7	$37	$55	$99	$(49)	$50
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$46	$57	$108	$(35)	$73	$7	$43	$45	$95	$(34)	$61
Total noncurrent derivative assets	$5	$46	$57	$108	$(35)	$73	$7	$43	$45	$95	$(34)	$61

	June 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$—	$—	$—	$—	$—	$—	$7	$—	$7	$—	$7
Other derivative instruments:
Commodity trading	$6	$65	$6	$77	$(45)	$32	$6	$60	$5	$71	$(43)	$28
Electric commodity	—	—	3	3	(3)	—	—	—	7	7	(7)	—
Natural gas commodity	—	—	—	—	—	—	—	3	—	3	—	3
Total current derivative liabilities	$6	$65	$9	$80	$(48)	32	$6	$70	$12	$88	$(50)	38
PPAs (b)						6						6
Current derivative instruments						$38						$44
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$11	$56	$42	$109	$(37)	$72	$14	$49	$37	$100	$(36)	$64
Total noncurrent derivative liabilities	$11	$56	$42	$109	$(37)	72	$14	$49	$37	$100	$(36)	64
PPAs (b)						19						22
Noncurrent derivative instruments						$91						$86
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include no obligations to return cash collateral. At both June 30, 2024 and Dec. 31, 2023 derivative assets and liabilities include rights to reclaim cash collateral of $3 million. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Balance at April 1	$39	$46
Purchases (a)	72	97
Settlements (a)	(27)	(15)
Net transactions recorded during the period:
Gains recognized in earnings (b)	3	12
Net gains (losses) recognized as regulatory assets and liabilities (a)	6	(23)
Balance at June 30	$93	$117

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$51	$107
Purchases (a)	72	97
Settlements (a)	(42)	(28)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (b)	3	(2)
Net gains (losses) recognized as regulatory assets and liabilities (a)	9	(57)
Balance at June 30	$93	$117
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of June 30, 2024, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$8,020	$6,847	$7,330	$6,561
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6	$5	$—	$—
Interest cost (a)	8	9	—	1
Expected return on plan assets (a)	(12)	(11)	—	—
Amortization of net loss (a)	3	3	—	—
Settlement charge (b)	31	—	—	—
Net periodic benefit cost	36	6	—	1
Effects of regulation	(32)	3	—	—
Net benefit cost recognized for financial reporting	$4	$9	$—	$1

	Six Months Ended June 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$11	$10	$—	$—
Interest cost (a)	17	18	1	1
Expected return on plan assets (a)	(23)	(23)	—	—
Amortization of net loss (a)	6	6	—	—
Settlement charge (b)	31	—	—	—
Net periodic benefit cost	42	11	1	1
Effects of regulation	(29)	5	—	—
Net benefit cost recognized for financial reporting	$13	$16	$1	$1
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the second quarter of 2024, as a result of lump-sum distributions during the 2024 plan year, NSP-Minnesota recorded a pension settlement charge of $31 million, which was not recognized in earnings due to the effects of rate making.
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
In May 2024, the ALJ recommended a customer refund of $34 million (less a portion of the proceeds received from the settlement with GE). The ALJ indicated that consideration of the $22 million of previously disallowed costs was not in the scope of their recommendation. Xcel Energy has recorded an estimate for a customer refund in this matter. A final decision by the MPUC is expected in late 2024.
Minnesota 2023 Fuel Clause Adjustment — In March 2024, NSP-Minnesota filed its annual fuel clause adjustment true-up petition to the MPUC, with a proposed refund of $126 million for fuel over-recoveries in 2023. In April 2024, the DOC recommended the MPUC approve the non-nuclear aspects of the petition.
In May 2024, the DOC and Minnesota OAG filed comments relating to an outage at the Prairie Island generating station that lasted from October 2023 through February 2024. The DOC recommended that NSP-Minnesota refund $20 million of replacement power costs for 2023 as well as a future refund of replacement power costs for 2024 once those costs are known. The OAG recommended that NSP-Minnesota refund $18 million of replacement power costs for 2023 and did not address 2024.
In July 2024, NSP-Minnesota filed reply comments in the 2023 proceeding in support of its position that no customer refund for replacement power costs is warranted. A final decision by the MPUC is expected in late 2024.
Environmental
New and changing federal and state environmental mandates can create financial obligations for NSP-Minnesota, which are normally recovered through the regulated rate process.
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
NSP-Minnesota has recognized approximately $1 million of costs/liabilities for resolution of these issues; however, the final outcomes and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Water and Waste
Coal Ash Regulation — NSP-Minnesota is subject to the CCR Rule, which imposes requirements for handling, storage, treatment and disposal of coal ash and other solid waste.
In May 2024, final amendments to the CCR Rule were published. These include legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at CCR-regulated facilities, including areas of beneficial use.

As a specific requirement of the CCR Rule, utilities must complete facility evaluations and groundwater sampling around their subject landfills, surface impoundments and certain other areas where coal ash was placed on land, as well as perform corrective actions where offsite groundwater has been impacted.
If certain impacts to groundwater are detected, utilities may be required to perform additional groundwater investigations and/or perform corrective actions, typically beginning with an Assessment of Corrective Measures.
NSP-Minnesota expects to incur $6 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. Asset retirement obligations have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
NSP-Minnesota has also identified coal ash that is expected to be required to be removed from certain closed coal-fueled generating facilities at estimated costs totaling approximately $60 million. Asset retirement obligations have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
NSP-Minnesota continues to evaluate the 2024 updates to the CCR rule, the interpretations of those updates and how they will apply to specific sites. Assessment of the recent updates to the CCR Rule and corresponding site investigation activities may result in updates to estimated costs as well as identification of additional required corrective actions.
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

NSP-Minnesota has joined other companies in litigation challenging the EPA’s disapproval of Minnesota’s state implementation plan. Currently, the regulation is under a judicial stay for Minnesota. The regulation may become applicable in the future, depending on the outcome of the litigation and the status of the stay of the final rule, which was granted by the U.S. Supreme Court in June 2024.
Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space, land for solar developments and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$25	$24
Other operating leases (a)	3	5
Total operating lease expense (b)	$28	$29
(a)Includes immaterial short-term lease expense for both 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$48	$49
Other operating leases (a)	8	9
Total operating lease expense (b)	$56	$58
(a)Includes immaterial short-term lease expense for both 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of June 30, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$352	$262	$614
Interest component of obligation	(29)	(128)	(157)
Present value of minimum obligation	$323	$134	457
Less current portion			(94)
Noncurrent operating lease liabilities			$363
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
NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at both June 30, 2024 and Dec. 31, 2023, with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

10. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(6)	$(2)	$(8)	$(19)	$(2)	$(21)
Gains reclassified from net accumulated other comprehensive income:
Other comprehensive gain before reclassifications	—	—	—	6	—	6
Net current period other comprehensive income	—	—	—	6	—	6
Accumulated other comprehensive loss at June 30	$(6)	$(2)	$(8)	$(13)	$(2)	$(15)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18)	$(2)	$(20)	$(16)	$(2)	$(18)
Gains reclassified from net accumulated other comprehensive income:
Other comprehensive gain before reclassifications	12	—	12	3	—	3
Net current period other comprehensive income	12	—	12	3	—	3
Accumulated other comprehensive loss at June 30	$(6)	$(2)	$(8)	$(13)	$(2)	$(15)

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

NSP-Minnesota also presents All Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include appliance repair services revenues/commissions, non-utility real estate activities and revenues associated with processing solid waste into refuse-derived fuel.
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

NSP-Minnesota’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues (a)	$1,237	$1,189
Net income	122	134
Regulated Natural Gas
Total revenues (b)	$90	$98
Net income (loss)	4	(9)
All Other
Total revenues	$3	$12
Net income	5	2
Consolidated Total
Total revenues (a)(b)	$1,330	$1,299
Net income	131	127
(a)Total revenues include $120 million and $113 million of affiliate electric revenue for the three months ended June 30, 2024 and 2023.
(b)Total revenues include an immaterial amount of affiliate gas revenue for the three months ended June 30, 2024 and 2023.

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues (a)	$2,492	$2,445
Net income	267	245
Regulated Natural Gas
Operating revenues (b)	$363	$498
Intersegment revenue	1	1
Total revenues	$364	$499
Net income	55	21
All Other
Total revenues	$11	$22
Net income	20	—
Consolidated Total
Total revenues	$2,867	$2,966
Reconciling eliminations	(1)	(1)
Total operating revenues (a)(b)	$2,866	$2,965
Net income	342	266
(a)Total revenues include $242 million and $238 million of affiliate electric revenue for the six months ended June 30, 2024 and 2023.
(b)Operating revenues include an immaterial amount of affiliate gas revenue for the six months ended June 30, 2024 and 2023.

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

Results of Operations
NSP-Minnesota’s net income was $342 million for the six months ended June 30, 2024 compared with $266 million for the prior year. Year-to-date earnings primarily reflect increased recovery of electric and natural gas infrastructure investments and lower O&M expenses, partially offset by higher depreciation and interest expenses.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Six Months Ended June 30, 2024 vs. 2023
Regulatory rate outcomes	$122
Conservation and demand side management	35
Non-fuel riders	29
Recovery of lower electric fuel and purchased power expenses	(84)
PTCs flowed back to customers	(8)
Sales and demand (a)	(7)
Estimated impact of weather (net of sales true-up)	(5)
Other, net	(27)
Total increase	$47
(a)Sales excludes weather impact, net of sales true-up mechanism in Minnesota.

Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Six Months Ended June 30, 2024 vs. 2023
Recovery of lower natural gas costs (sold and transported)	$(180)
Regulatory rate outcomes	32
Infrastructure and integrity riders	5
Other, net	8
Total decrease	$(135)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas, coal and uranium, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $100 million year-to-date. The decrease is primarily due to decreased volumes and timing of fuel recovery mechanisms, partially offset by changes in generation mix.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $180 million year-to-date. The decrease is primarily due to timing of fuel recovery, lower commodity prices and volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $28 million year-to-date. The decrease was primarily due to decreased labor and benefit costs, gain on a land sale in the first quarter and lower bad debt expenses.
Depreciation and Amortization — Depreciation and amortization expense increased $76 million year-to-date as a result of system expansion partially offset by wind and nuclear life extensions implemented in 2023 in the Minnesota Electric Rate Case.
Interest Charges — Interest charges increased $19 million year-to-date, largely due to increased debt levels and higher interest rates.

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
Pending and Recently Concluded Regulatory Proceedings
2024 Minnesota Natural Gas Rate Case — In November 2023, NSP-Minnesota filed a request with the MPUC for a natural gas rate increase of approximately $59 million, or 9.6%. The request is based on a ROE of 10.2%, a 52.5% equity ratio and a 2024 forward test year with rate base of approximately $1.27 billion. In December 2023, the MPUC approved NSP-Minnesota’s request for interim rates, subject to refund, of approximately $51 million (implemented on Jan. 1, 2024).
In June 2024, NSP-Minnesota and various parties filed an uncontested settlement, which includes the following terms:
•Natural gas rate increase of $46 million, or 7.5%.
•ROE of 9.6%.
•Equity ratio of 52.5%.
•Rate base of $1.25 billion.
•No change to Commission approved decoupling.
A MPUC decision and order is expected by the end of 2024.
2024 North Dakota Natural Gas Rate Case — In December 2023, NSP-Minnesota filed a request with the NDPSC seeking an increase in natural gas rates of $8.5 million (9.4%), based on a ROE of 10.20%, an equity ratio of 52.5%, 2024 test year and rate base of $168 million. In February 2024, the NDPSC approved interim rates of $8 million, effective March 1, 2024.
In June 2024, the North Dakota staff filed testimony and recommended a $6.3 million increase (7%), based on a ROE of 9.8% and a 50% equity ratio.
The procedural schedule is as follows:
•Surrebuttal testimony: Aug. 12-26, 2024
•Evidentiary hearings: Sept. 3-5, 2024
A NDPSC decision is expected by year-end.
2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC.
In July 2023, the MPUC approved a three-year rate increase of approximately $332 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%. The MPUC also approved a continuation of the sales true-up mechanism.
In November 2023, NSP-Minnesota filed an appeal of the decision to the Minnesota Court of Appeals.
In June 2024, a group of Minnesota utilities filed an amicus brief supporting NSP-Minnesota’s position related to prepaid pension assets. The appeal is pending a court decision.

NSP System
2022 Upper Midwest IRP Resource Acquisition — NSP-Minnesota and NSP-Wisconsin have been engaged in multiple resource acquisition processes and proceedings to meet the need identified in the approved Upper Midwest IRP.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of 800 MW of firm dispatchable resources. In January 2024, NSP-Minnesota and other companies submitted proposed resources and filed for project approval with the MPUC. NSP-Minnesota expects a decision by the second quarter of 2025.
•In July 2023, NSP-Wisconsin issued an RFP seeking 650 MW of solar and/or solar plus storage development assets to replace the capacity from the retiring King Generating Station. NSP-Wisconsin did not accept any bids from the RFP and continues to pursue projects to meet this capacity need, including through the July 2024 RFP.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects by the fourth quarter of 2024.
•In June and July 2024, respectively, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System. Among other things, the RFP will seek to reutilize interconnection rights associated with the retiring Sherco and King coal units in NSP-Minnesota. Dependent on the proposals received, NSP-Minnesota or NSP-Wisconsin plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the second quarter of 2025.
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
These proposed resources are in addition to projects already approved by the MPUC. NSP-Minnesota anticipates a MPUC decision in 2025 and will file related RFPs upon approval.
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
Large global demand for energy-related infrastructure (renewables and gas generation, data centers, etc.) has stretched equipment supply chains, extended delivery dates and increased prices for items like combustion turbines, transformers and other large electrical equipment. The labor market for skilled engineering and construction resources to build renewables and gas generation has also been strained, impacting cost and availability.
Tariffs and Trade Complaints
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation and concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs remained in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates, including the Sherco Solar facility.
In April 2024, the American Alliance for Solar Manufacturing Trade Committee filed a petition related to new anti-dumping and countervailing duty cases targeting solar products from Cambodia, Malaysia, Thailand and Vietnam with the United States Department of Commerce and the United States International Trade Commission.
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells, whether or not assembled into modules. A preliminary decision related to this matter is anticipated in November 2024.
In June 2024, a previous tariff exclusion for bi-facial panels ended. Tariff rate is now 14.25% until February 2025 and 14% until February 2026 for imported panels.
In May 2024, the White House imposed a new 25% tariff on Lithium-Ion storage along with other trade measures. The tariff went into immediate effect for EV batteries but has a grace period until January 2026 for stationary energy storage applications.
NSP-Minnesota continues to assess the impacts of these tariffs and trade complaints on its business, including company-owned projects and PPAs. NSP-Minnesota may seek regulatory relief for tariffs, if required, in its jurisdictions.
Further policy actions or other restrictions on solar and storage imports, disruptions in imports from key suppliers, or any new trade complaint could impact project timelines and costs of various generation projects and PPAs.

Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Based on current estimates and assumptions, NSP-Minnesota has determined that due to scheduled plant retirements, there is minimal financial or operational impact associated with these requirements and believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. NSP-Minnesota does not manufacture PFAS, but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA. In July 2024, the EPA’s final rule went into effect.
In March 2023, the EPA published a proposed rule that would establish enforceable drinking water standards for certain PFAS chemicals. In June 2024, the EPA’s final rule went into effect.
In February 2024, the EPA proposed to change the Resource Conservation and Recovery Act by adding nine PFAS to its list of hazardous constituents.
Potential costs are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, NSP-Minnesota believes the costs will be recoverable through rates based on prior state commission practices.
Effluent Limitation Guidelines
In April 2024, the EPA published final rules under the Clean Water Act, setting Effluent Limitations Guidelines and Standards for steam generating coal plants. This rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Based on current estimates and assumptions, NSP-Minnesota has determined that there is minimal financial or operational impact associated with these requirements and that any costs would be recoverable through rates based on prior state commission practices.

Nuclear Fuel Supply
In May 2024, the Prohibiting Russian Uranium Imports Act was signed into law. As such, NSP-Minnesota will no longer be permitted to accept deliveries of enriched nuclear material from Russia beginning in August 2024, unless specific waivers are requested and received. NSP-Minnesota has secured its enriched nuclear material requirements through 2029 with non-Russian material, which are in various stages of processing in Canada, Europe and the United States. NSP-Minnesota continues to assess the impacts of this legislation on its existing contracts related to Russian-sourced nuclear material.

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
As of June 30, 2024, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

Northern States Power Company (a Minnesota corporation)

8/1/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)