Form 10-Q
period 2024-09-30
NORTHERN STATES POWER CO
filed 2024-10-31
CIK 1123852

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ALJ	Administrative Law Judge
ASU	Accounting standards update
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
CSPV	Crystalline Silicon Photovoltaic
ETR	Effective tax rate
FCA	Fuel clause adjustment
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GE	General Electric Company
IPP	Independent power producing entity
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
SMMPA	Southern Minnesota Municipal Power Agency
VIE	Variable interest entity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2024	2023	2024	2023
Operating revenues
Electric, non-affiliates	$1,444	$1,383	$3,694	$3,590
Electric, affiliates	128	130	370	368
Natural gas	59	65	422	563
Other	2	13	13	35
Total operating revenues	1,633	1,591	4,499	4,556

Operating expenses
Electric fuel and purchased power	591	570	1,514	1,593
Cost of natural gas sold and transported	13	22	175	364
Cost of sales — other	—	8	4	22
Operating and maintenance expenses	338	306	961	957
Conservation program expenses	48	27	138	83
Depreciation and amortization	277	249	817	713
Taxes (other than income taxes)	53	62	173	172
Total operating expenses	1,320	1,244	3,782	3,904

Operating income	313	347	717	652

Other income (expense), net	4	(7)	12	(5)
Allowance for funds used during construction — equity	15	9	39	26

Interest charges and financing costs
Interest charges and other financing costs	92	81	271	241
Allowance for funds used during construction — debt	(8)	(5)	(19)	(15)
Total interest charges and financing costs	84	76	252	226

Income before income taxes	248	273	516	447
Income tax (benefit) expense	(4)	13	(78)	(79)
Net income	$252	$260	$594	$526

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2024	2023	2024	2023
Net income	$252	$260	$594	$526
Other comprehensive income
Derivative instruments:
Net fair value increase, net of tax	—	—	12	3
Reclassification of losses to net income, net of tax	—	1	—	1

Total other comprehensive income	—	1	12	4
Total comprehensive income	$252	$261	$606	$530

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2024	2023
Operating activities
Net income	$594	$526
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	821	717
Nuclear fuel amortization	85	84
Deferred income taxes	249	16
Allowance for equity funds used during construction	(39)	(26)
Provision for bad debts	15	20
Changes in operating assets and liabilities:
Accounts receivable	(34)	(19)
Accrued unbilled revenues	4	117
Inventories	(3)	37
Other current assets	(4)	(11)
Accounts payable	11	(97)
Net regulatory assets and liabilities	22	307
Other current liabilities	(189)	98
Pension and other employee benefit obligations	(42)	(17)
Other, net	2	14
Net cash provided by operating activities	1,492	1,766

Investing activities
Capital/construction expenditures	(2,043)	(1,668)
Purchase of investment securities	(693)	(704)
Proceeds from the sale of investment securities	666	678
Investments in utility money pool arrangement	(357)	(200)
Repayments from utility money pool arrangement	414	200
Other, net	(3)	(2)
Net cash used in investing activities	(2,016)	(1,696)

Financing activities
Repayments of short-term borrowings, net	(165)	(207)
Borrowings under utility money pool arrangement	100	189
Repayments under utility money pool arrangement	(100)	(189)
Proceeds from issuance of long-term debt	687	783
Repayment of long-term debt	—	(400)
Capital contributions from parent	603	251
Dividends paid to parent	(325)	(413)
Net cash provided by financing activities	800	14

Net change in cash, cash equivalents and restricted cash	276	84
Cash, cash equivalents and restricted cash at beginning of period	34	65
Cash, cash equivalents and restricted cash at end of period	$310	$149

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(234)	$(205)
Cash received from income taxes, net; includes proceeds from tax credit transfers	315	60

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$253	$163
Inventory transfers to property, plant and equipment	31	11
Operating lease right-of-use assets	39	52
Allowance for equity funds used during construction	39	26

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$310	$34
Accounts receivable, net	488	490
Accounts receivable from affiliates	25	15
Investments in money pool arrangements	—	57
Accrued unbilled revenues	287	290
Inventories	328	356
Regulatory assets	348	250
Derivative instruments	52	50
Prepayments and other	94	87
Total current assets	1,932	1,629

Property, plant and equipment, net	20,083	18,757

Other assets
Nuclear decommissioning fund and other investments	3,596	3,262
Regulatory assets	828	837
Derivative instruments	56	61
Operating lease right-of-use assets	414	439
Other	20	16
Total other assets	4,914	4,615
Total assets	$26,929	$25,001

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$—
Short-term debt	—	165
Accounts payable	612	579
Accounts payable to affiliates	56	89
Regulatory liabilities	429	300
Taxes accrued	233	223
Accrued interest	88	79
Dividends payable to parent	99	121
Derivative instruments	29	44
Operating lease liabilities	96	91
Other	167	351
Total current liabilities	2,059	2,042

Deferred credits and other liabilities
Deferred income taxes	2,353	1,992
Deferred investment tax credits	13	14
Regulatory liabilities	2,263	2,097
Asset retirement obligations	2,802	2,658
Derivative instruments	68	86
Pension and employee benefit obligations	132	168
Operating lease liabilities	340	372
Other	28	35
Total deferred credits and other liabilities	7,999	7,422

Commitments and contingencies
Capitalization
Long-term debt	7,771	7,330
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	6,276	5,686
Retained earnings	2,832	2,541
Accumulated other comprehensive loss	(8)	(20)
Total common stockholder's equity	9,100	8,207
Total liabilities and equity	$26,929	$25,001

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2024 and 2023
Balance at June 30, 2023	1,000,000	$—	$5,585	$2,502	$(15)	$8,072
Net income				260		260
Other comprehensive loss					1	1
Dividends declared to parent				(181)		(181)
Balance at Sept. 30, 2023	1,000,000	$—	$5,585	$2,581	$(14)	$8,152

Balance at June 30, 2024	1,000,000	$—	$6,184	$2,679	$(8)	$8,855
Net income				252		252
Dividends declared to parent				(99)		(99)
Contribution of capital by parent			92			92
Balance at Sept. 30, 2024	1,000,000	$—	$6,276	$2,832	$(8)	$9,100

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2024 and 2023
Balance at Dec. 31, 2022	1,000,000	$—	$5,374	$2,480	$(18)	$7,836
Net income				526		526
Other comprehensive income					4	4
Dividends declared to parent				(425)		(425)
Contribution of capital by parent			211			211
Balance at Sept. 30, 2023	1,000,000	$—	$5,585	$2,581	$(14)	$8,152

Balance at Dec. 31, 2023	1,000,000	$—	$5,686	$2,541	$(20)	$8,207
Net income				594		594
Other comprehensive income					12	12
Dividends declared to parent				(303)		(303)
Contribution of capital by parent			590			590
Balance at Sept. 30, 2024	1,000,000	$—	$6,276	$2,832	$(8)	$9,100

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2024 and Dec. 31, 2023; the results of NSP-Minnesota’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2024 and 2023; and NSP-Minnesota’s cash flows for the nine months ended Sept. 30, 2024 and 2023.
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
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and NSP-Minnesota does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$528	$538
Less allowance for bad debts	(40)	(48)
Accounts receivable, net	$488	$490

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$230	$219
Fuel	74	105
Natural gas	24	32
Total inventories	$328	$356

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$22,116	$21,206
Natural gas plant	2,392	2,256
Common and other property	1,383	1,301
Plant to be retired (a)	561	604
Construction work in progress	1,855	1,085
Total property, plant and equipment	28,307	26,452
Less accumulated depreciation	(8,603)	(8,044)
Nuclear fuel	3,452	3,337
Less accumulated amortization	(3,073)	(2,988)
Property, plant and equipment, net	$20,083	$18,757
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
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $12 million and $15 million of letters of credit outstanding under the credit facility at Sept. 30, 2024 and Dec. 31, 2023, respectively. Amounts approximate their fair value and are subject to fees.
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

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$490	$29	$—	$519
C&I	675	19	—	694
Other	10	—	2	12
Total retail	1,175	48	2	1,225
Wholesale	115	—	—	115
Transmission	79	—	—	79
Interchange and other	111	3	—	114
Total revenue from contracts with customers	1,480	51	2	1,533
Alternative revenue and other	92	8	—	100
Total revenues	$1,572	$59	$2	$1,633

	Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$445	$28	$11	$484
C&I	664	26	—	690
Other	9	—	2	11
Total retail	1,118	54	13	1,185
Wholesale	103	—	—	103
Transmission	72	—	—	72
Interchange and other	130	4	—	134
Total revenue from contracts with customers	1,423	58	13	1,494
Alternative revenue and other	90	7	—	97
Total revenues	$1,513	$65	$13	$1,591

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,208	$204	$7	$1,419
C&I	1,768	134	—	1,902
Other	29		6	35
Total retail	3,005	338	13	3,356
Wholesale	247	—	—	247
Transmission	198	—	—	198
Interchange and other	351	31	—	382
Total revenue from contracts with customers	3,801	369	13	4,183
Alternative revenue and other	263	53	—	316
Total revenues	$4,064	$422	$13	$4,499

	Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,120	$277	$30	$1,427
C&I	1,724	239	—	1,963
Other	26	—	5	31
Total retail	2,870	516	35	3,421
Wholesale	287	—	—	287
Transmission	202	—	—	202
Interchange and other	364	9	—	373
Total revenue from contracts with customers	3,723	525	35	4,283
Alternative revenue and other	235	38	—	273
Total revenues	$3,958	$563	$35	$4,556

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.1	7.0
(Decreases) increases:
Wind PTCs (a)	(36.8)	(39.5)
Plant regulatory differences (b)	(5.7)	(5.9)
Other tax credits, net operating loss & tax credit allowances	(1.2)	(1.3)
Other, net	0.5	1.0
Effective income tax rate	(15.1)%	(17.7)%
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
Unrealized gains for the nuclear decommissioning fund were $1.4 billion and $1.2 billion as of Sept. 30, 2024 and Dec. 31, 2023, and unrealized losses were $23 million and $29 million as of Sept. 30, 2024 and Dec. 31, 2023, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2024
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$42	$42	$—	$—	$—	$42
Commingled funds	711	—	—	—	1,046	1,046
Debt securities	850	—	848	17	—	865
Equity securities	521	1,586	2	—	—	1,588
Total	$2,124	$1,628	$850	$17	$1,046	$3,541
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
For the three and nine months ended Sept. 30, 2024 and 2023, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2024:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$9	$303	$277	$276	$865
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
As of Sept. 30, 2024, NSP-Minnesota had no commodity contracts designated as cash flow hedges.

Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2024	Dec. 31, 2023
Megawatt hours of electricity	44	38
Million British thermal units of natural gas	60	64
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
As of Sept. 30, 2024, five of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $20 million, or 26%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the ten most significant counterparties, comprising $21 million, or 26%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
Two of these significant counterparties, comprising $36 million or 46% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of Sept. 30, 2024 and Dec. 31, 2023, there were $10 million and $12 million of derivative liabilities with such underlying contract provisions, respectively .
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.

As of Sept. 30, 2024 and Dec. 31, 2023, there were approximately $57 million and $80 million of derivative liabilities with such underlying contract provisions, respectively.
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
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2024
Other derivative instruments:
Electric commodity	$—	$(15)
Natural gas commodity	—	(1)
Total	$—	$(16)

Nine Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$16	$—
Total	$16	$—
Other derivative instruments:
Electric commodity	$—	$(14)
Natural gas commodity	—	2
Total	$—	$(12)

Three Months Ended Sept. 30, 2023
Other derivative instruments
Electric commodity	$—	$(19)
Natural gas commodity	—	(3)
Total	$—	$(22)

Nine Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments
Electric commodity	$—	$(47)
Natural gas commodity	$—	$(1)
Total	$—	$(48)

.

	Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$4	(b)
Electric commodity	—		4	(c)	—
Total	$—		$4		$4

Nine Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(9)	(b)
Electric commodity	—		10	(c)	—
Natural gas commodity	—		—		(5)	(d)(e)
Total	$—		$10		$(14)

Three Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(2)	(b)
Electric Commodity	—		10	(c)	—
Total	$—		$10		$(2)

Nine Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(3)	(b)
Electric commodity	—		31	(c)	—
Natural gas commodity	—		—		(5)	(d)(e)
Total	$—		$31		$(8)
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
(e)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$4	$20	$10	$34	$(24)	$10	$7	$32	$32	$71	$(42)	$29
Electric commodity	—	—	38	38	(2)	36	—	—	23	23	(7)	16
Natural gas commodity	—	6	—	6	—	6	—	5	—	5	—	5
Total current derivative assets	$4	$26	$48	$78	$(26)	$52	$7	$37	$55	$99	$(49)	$50
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$4	$27	$43	$74	$(18)	$56	$7	$43	$45	$95	$(34)	$61
Total noncurrent derivative assets	$4	$27	$43	$74	$(18)	$56	$7	$43	$45	$95	$(34)	$61

	Sept. 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$—	$—	$—	$—	$—	$—	$7	$—	$7	$—	$7
Other derivative instruments:
Commodity trading	$6	$34	$6	$46	$(24)	$22	$6	$60	$5	$71	$(43)	$28
Electric commodity	—	—	2	2	(2)	—	—	—	7	7	(7)	—
Natural gas commodity	—	1	—	1	—	1	—	3	—	3	—	3
Total current derivative liabilities	$6	$35	$8	$49	$(26)	23	$6	$70	$12	$88	$(50)	38
PPAs (b)						6						6
Current derivative instruments						$29						$44
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$9	$28	$33	$70	$(20)	$50	$14	$49	$37	$100	$(36)	$64
Total noncurrent derivative liabilities	$9	$28	$33	$70	$(20)	50	$14	$49	$37	$100	$(36)	64
PPAs (b)						18						22
Noncurrent derivative instruments						$68						$86
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include no obligations to return cash collateral. At both Sept. 30, 2024 and Dec. 31, 2023 derivative assets and liabilities include rights to reclaim cash collateral of $2 million and $3 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept 30
(Millions of Dollars)	2024	2023
Balance at July 1	$93	$117
Settlements (a)	(13)	(32)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(8)	17
Net losses recognized as regulatory assets and liabilities (a)	(22)	(33)
Balance at Sept. 30	$50	$69

	Nine Months Ended Sept 30
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$51	$107
Purchases (a)	72	98
Settlements (a)	(55)	(60)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(5)	15
Net losses recognized as regulatory assets and liabilities (a)	(13)	(91)
Balance at Sept. 30	$50	$69
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Sept. 30, 2024, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$8,021	$7,348	$7,330	$6,561
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	8	9	1	1
Expected return on plan assets (a)	(11)	(11)	—	—
Amortization of net loss (a)	3	3	—	—
Settlement charge (b)	4	—	—	—
Net periodic benefit cost	9	6	1	1
Effects of regulation	(1)	8	—	—
Net benefit cost recognized for financial reporting	$8	$14	$1	$1

	Nine Months Ended Sept. 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$16	$15	$—	$—
Interest cost (a)	25	27	2	2
Expected return on plan assets (a)	(34)	(34)	—	—
Amortization of net loss (a)	9	9	—	—
Settlement charge (b)	35	—	—	—
Net periodic benefit cost	51	17	2	2
Effects of regulation	(30)	13	—	—
Net benefit cost recognized for financial reporting	$21	$30	$2	$2
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. As a result of lump-sum distributions during the 2024 plan year, NSP-Minnesota recorded a pension settlement charge of $4 million and $35 million, respectively, which was not recognized in earnings due to the effects of rate making, for the three and nine months ended Sept. 30, 2024.
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
In January 2021, the Minnesota Office of Attorney General and DOC recommended that NSP-Minnesota refund approximately $17 million of replacement power costs previously recovered through the FCA. NSP-Minnesota responded that it acted prudently in connection with the Sherco Unit 3 outage, the MPUC has previously disallowed $22 million of related costs and no additional refund or disallowance is appropriate.
In July 2022, the MPUC referred the matter to the Office of Administrative Hearings to conduct a contested case on the prudence of the replacement power costs incurred by NSP-Minnesota.
In May 2024, the ALJ recommended a customer refund of $34 million (less a portion of the proceeds received from the settlement with GE). The ALJ indicated that consideration of the $22 million of previously disallowed costs was not in the scope of their recommendation. In October 2024, the MPUC ordered customer refunds of $46 million, which is presented as a charge to electric revenues in the nine months ended Sept. 30, 2024.
Minnesota 2023 Fuel Clause Adjustment — In March 2024, NSP-Minnesota filed its annual fuel clause adjustment true-up petition to the MPUC.
In 2024, the DOC recommended customer refunds for 2023 replacement power costs incurred during an outage at the Prairie Island generating station (October 2023 through February 2024). NSP-Minnesota estimates that customer refunds would be approximately $22 million if the DOC recommendations are applied to both 2023 and 2024.
In September 2024, the MPUC ruled NSP-Minnesota was imprudent in the operation of the Prairie Island nuclear plant based on an incident that resulted in the extended outage. The MPUC declined to quantify the refund and referred the determination of the refund amount to the Office of Administrative Hearings. A procedural schedule will be determined in the fourth quarter of 2024. NSP-Minnesota has recorded an estimated liability for a customer refund.
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
In May 2024, final amendments to the CCR Rule were published, widening its scope to include legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at CCR-regulated facilities, including areas of beneficial use.
As a requirement of the CCR Rule, utilities must complete facility evaluations and groundwater sampling around their subject landfills, surface impoundments and certain other areas where coal ash was placed on land.
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
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Minnesota anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms. In June 2024, the U.S. Supreme Court issued an order granting a stay of the final rule. In response, the EPA intends to issue an administrative stay of the rule nationwide. Depending on the outcomes of the underlying legal challenges, the regulation may become applicable in the future.
Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space, land for solar developments and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$24	$25
Other operating leases (a)	4	3
Total operating lease expense (b)	$28	$28
(a)Includes immaterial short-term lease expense for both 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$72	$74
Other operating leases (a)	12	12
Total operating lease expense (b)	$84	$86
(a)Includes short-term lease expense of $2 million and $3 million for 2024 and 2023, respectively
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of Sept. 30, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$328	$260	$588
Interest component of obligation	(25)	(127)	(152)
Present value of minimum obligation	$303	$133	436
Less current portion			(96)
Noncurrent operating lease liabilities			$340
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

10. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended Sept. 30, 2024			Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(6)	$(2)	$(8)	$(13)	$(2)	$(15)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	—	1	1
Net current period other comprehensive income	—	—	—	—	1	1
Accumulated other comprehensive loss at Sept 30	$(6)	$(2)	$(8)	$(13)	$(1)	$(14)

	Nine Months Ended Sept. 30, 2024			Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18)	$(2)	$(20)	$(16)	$(2)	$(18)
Gains reclassified from net accumulated other comprehensive income:
Other comprehensive gain before reclassifications	12	—	12	3	—	3
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	—	1	1
Net current period other comprehensive income	12	—	12	3	1	4
Accumulated other comprehensive loss at Sept 30	$(6)	$(2)	$(8)	$(13)	$(1)	$(14)
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
NSP-Minnesota’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues (a)	$1,572	$1,513
Net income	257	263
Regulated Natural Gas
Total revenues (b)	$59	$65
Intersegment revenue	—	1
Total revenues	$59	$66
Net loss	(8)	(8)
All Other
Total revenues	$2	$13
Net income	3	5
Consolidated Total
Total revenues (a)(b)	$1,633	$1,592
Reconciling eliminations	—	(1)
Total operating revenues	$1,633	$1,591
Net income	252	260
(a)Total revenues include $128 million and $130 million of affiliate electric revenue for the three months ended Sept. 30, 2024 and 2023.
(b)Total revenues include an immaterial amount of affiliate gas revenue for the three months ended Sept. 30, 2024 and 2023.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues (a)	$4,064	$3,958
Net income	524	508
Regulated Natural Gas
Operating revenues (b)	$422	$563
Intersegment revenue	1	2
Total revenues	$423	$565
Net income	47	13
All Other
Total revenues	$13	$35
Net income	23	5
Consolidated Total
Total revenues (a)(b)	$4,500	$4,558
Reconciling eliminations	(1)	(2)
Total operating revenues	$4,499	$4,556
Net income	594	526
(a)Total revenues include $370 million and $368 million of affiliate electric revenue for the nine months ended Sept. 30, 2024 and 2023.
(b)Total revenues include an immaterial amount of affiliate gas revenue for the nine months ended Sept. 30, 2024 and 2023.

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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023	2024	2023
GAAP net income	$252	$260	$594	$526
Sherco Unit 3 2011 outage refunds	35	—	46	—
Less: tax effect of adjustment	(10)	—	(13)	—
Ongoing earnings	$277	$260	$627	$526
Sherco Unit 3 2011 Outage Refunds — NSP-Minnesota’s Sherco Unit 3 experienced an extended outage following a 2011 incident which damaged its turbine. In October 2024 following contested case procedures, the MPUC ordered a customer refund of $46 million for replacement power incurred during the outage.

Results of Operations
NSP-Minnesota’s GAAP net income was $594 million for the nine months ended Sept. 30, 2024 compared with $526 million for the prior year. Ongoing net income was $627 million for the nine months ended Sept. 30, 2024, compared to $526 million for the prior year. The higher ongoing earnings primarily reflect increased recovery of infrastructure investments (electric and natural gas), partially offset by higher depreciation and interest charges.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2024 vs. 2023
Regulatory rate outcomes	$191
Conservation and demand side management (offset in expense)	57
Non-fuel riders	50
Recovery of lower electric fuel and purchased power expenses	(75)
2011 Sherco 3 outage refunds	(46)
PTCs flowed back to customers (offset by lower ETR)	(24)
Sales and demand (a)	(11)
Estimated impact of weather (net of sales true-up)	(7)
Other, net	(29)
Total increase	$106
(a)Sales excludes weather impact, net of sales true-up mechanism in Minnesota.

Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2024 vs. 2023
Recovery of lower natural gas costs (sold and transported)	$(189)
Regulatory rate outcomes	38
Infrastructure and integrity riders	6
Retail sales growth (net of decoupling)	6
Other, net	(2)
Total decrease	$(141)
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
Electric fuel and purchased power expenses decreased $79 million year-to-date. The decrease is primarily due to decreased volumes and timing of fuel recovery mechanisms, partially offset by changes in generation mix.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $189 million year-to-date. The decrease is primarily due to timing of fuel recovery, lower volumes and commodity prices.
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $104 million year-to-date as a result of system expansion partially offset by wind and nuclear life extensions implemented in 2023 in the Minnesota Electric Rate Case.
Interest Charges — Interest charges increased $30 million year-to-date, largely due to increased debt levels and higher interest rates.

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
Pending and Recently Concluded Regulatory Proceedings
2024 Minnesota Natural Gas Rate Case — In November 2023, NSP-Minnesota filed a request with the MPUC for a natural gas rate increase of approximately $59 million, or 9.6%. The request was based on a ROE of 10.2%, a 52.5% equity ratio and a 2024 forward test year with rate base of approximately $1.27 billion. In December 2023, the MPUC approved NSP-Minnesota’s request for interim rates, subject to refund, of approximately $51 million (implemented on Jan. 1, 2024).
In June 2024, NSP-Minnesota and various parties filed an uncontested settlement, which includes the following terms:
•Natural gas rate increase of $46 million, or 7.5%.
•ROE of 9.6%.
•Equity ratio of 52.5%.
•Rate base of $1.25 billion.
•No change to Commission approved decoupling.
In October 2024, an ALJ recommended the MPUC approve the rate case settlement. A MPUC decision and order is expected in the first quarter of 2025.
2024 North Dakota Natural Gas Rate Case — In December 2023, NSP-Minnesota filed a request with the NDPSC seeking an increase in natural gas rates of $8.5 million (9.4%), based on a ROE of 10.20%, an equity ratio of 52.5%, 2024 test year and rate base of $168 million. In February 2024, the NDPSC approved interim rates of $8 million, effective March 1, 2024.
In August 2024, NSP-Minnesota filed a settlement agreement with NDPSC Staff and AARP. Key terms of the settlement included an increase in natural gas rates of $7.3 million (8.1%), based on a ROE of 9.9% and an equity ratio of 52.5%.
A NDPSC decision and order is expected by the end of 2024.

2022 Minnesota Electric Rate Case — In October 2021, NSP-Minnesota filed a three-year electric rate case with the MPUC.
In July 2023, the MPUC approved a three-year rate increase of approximately $332 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%. The MPUC also approved a continuation of the sales true-up mechanism.
In November 2023, NSP-Minnesota filed an appeal to the Minnesota Court of Appeals regarding MPUC decisions relating to executive compensation, insurance expense and treatment of prepaid pension assets.
The appeal is pending a court decision expected in the first quarter of 2025.
2024 Minnesota Electric Rate Case — In early November 2024, NSP-Minnesota plans to file an electric rate case in Minnesota, seeking a total revenue increase of $491 million (13.2%) over two years, based on an ROE of 10.3%, a 52.5% equity ratio and rate base of $13.2 billion in 2025 and $14 billion in 2026. NSP-Minnesota will also request interim rates of $224 million to go into effect in January 2025. A decision is expected in 2026.

NSP System
2022 Upper Midwest IRP Resource Acquisition — NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In the second quarter of 2023, NSP-Minnesota initiated the process with the MPUC for acquisition of firm dispatchable resources. In October 2024, a settlement was reached with various parties, pending MPUC approval. See below for more details.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects by the fourth quarter of 2024.
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. Bids are currently under evaluation; NSP-Minnesota and NSP-Wisconsin expect to announce short listed projects in December 2024 and plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the second quarter of 2025.
2024 Upper Midwest Resource Plan — In February 2024, NSP filed its Upper Midwest Resource Plan with the MPUC. In October 2024, NSP-Minnesota filed a settlement with several parties reaching agreement on the targeted resource additions for the 5-year Action Plan and the process under which those resources will be secured, as well as the proposed projects to be approved in the pending 800 MW firm dispatchable resource acquisition.
NSP-Minnesota anticipates a MPUC decision in 2025 and will file a RFP for remaining resource needs upon approval. The settlement included the following key items:
•The selection of the company-owned 420 MW Lyon County combustion turbine.
•The selection of the company-owned 300 MW 4-hour Sherco battery energy storage system.
•Multiple PPAs to proceed to the negotiation stage.
•3,200 MW of wind, 400 MW of solar and 600 MW of stand-alone storage to be added through 2030 based on an RFP process (a portion of which is expected to be fulfilled with the resources acquired as part of the June and July 2024 RFPs). Of these amounts, approximately 2,800 MW of wind are projected to utilize the Minnesota Energy Connection transmission line.
•Planned life extensions of the Prairie Island and Monticello nuclear plants through the early 2050s.
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
Tariffs and Trade Complaints
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells from Cambodia, Malaysia, Thailand and Vietnam, whether or not assembled into modules.
In October 2024, the U.S. Department of Commerce announced its preliminary determination in the countervailing duty circumvention investigation, which is not expected to impact NSP-Minnesota projects. A preliminary decision related to the anti-dumping portion of the matter is anticipated in November 2024.
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
In June 2024, the EPA finalized a rule that designated certain PFAS as hazardous substances under CERCLA. In July 2024, the EPA finalized another rule that set enforceable drinking water standards for certain PFAS.
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, NSP-Minnesota believes the costs will be recoverable through rates based on prior state commission practices.
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

Northern States Power Company (a Minnesota corporation)

10/31/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)