Form 10-K
period 2024-12-31
NORTHERN STATES POWER CO
filed 2025-02-27
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 27, 2025, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 8, 2025. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

Item l — Business
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
SDPUC	South Dakota Public Utility Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
DSM	Demand side management
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
ARO	Asset retirement obligation
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Accounting standards update
C&I	Commercial and industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CON	Certificate of need
CO2	Carbon dioxide

CWIP	Construction work in progress
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GE	General Electric
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
IPP	Independent power producing entity
ISO	Independent system operator
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
O&M	Operating and maintenance
ONES	Operations, Nuclear, Environmental and Safety
PFAS	Per- and polyfluoroalkyl substances
Post-65	Post-Medicare
PPA	Purchased power agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
RDF	Refuse-derived fuel
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional transmission organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VaR	Value at risk
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Where to Find More Information
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc., and Xcel Energy’s website address is www.xcelenergy.com. Xcel Energy makes available through its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at http://www.sec.gov. The information on Xcel Energy’s website is not a part of, or incorporated by reference in, this annual report on Form 10-K.

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2024 (including risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Company Overview

Electric customers	1.6 million

MINOT
GRAND FORKS
BISMARCK
DICKINSON
FARGO
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

Natural gas customers	0.6 million
Total assets	$27.5 billion
Rate Base (estimated)	$17.4 billion
GAAP ROE	9.07%
Ongoing ROE	9.46%
Electric generating capacity (owned)	8,623 MW
Gas storage capacity	16.9 Bcf
Electric transmission lines (conductor miles)	34,000 miles
Electric distribution lines (conductor miles)	87,000 miles
Natural gas transmission lines	78 miles
Natural gas distribution lines	11,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Minnesota had electric sales volume of 42,700 (millions of KWh), 1.6 million customers and electric revenues of $5,099 million for 2024.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	24%	89%	29%
C&I	51	10	43
Other	25	1	28
Retail Sales/Revenue Statistics (a)

	2024		2023
KWH sales per retail customer	20,220		21,127
Revenue per retail customer	$2,348		$2,461
Residential revenue per KWh	14.62	¢	14.28	¢
C&I revenue per KWh	10.12	¢	10.34	¢
Total retail revenue per KWh	11.61	¢	11.65	¢
(a) See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2024
Electric Energy Sources - NSP System
Total electric energy generation by source for the year ended Dec. 31:

2024 Energy Mix – NSP System

64%
carbon free
Coal 10%
Natural Gas 26%
Nuclear 23%
Wind 29%
Solar 4%
Other Renewable 7%
Other 1%
Million Tons Carbon Dioxide Emissions
100
80
60
40
20
0
61%
REDUCTION
28.1
10.9
2005
2024

Carbon–Free
The NSP System’s carbon–free energy portfolio includes nuclear, wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Wind
Wind capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available.
Owned — Owned and operated wind farms with corresponding capacity:

2024		2023
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
17	2,445	17	2,444
PPAs — Number of PPAs with capacity range:

2024		2023
PPAs	Range (MW)	PPAs	Range (MW)
116	1 — 206	120	1 — 206
Current contracted wind capacity for PPAs was 2,061 MW and 2,066 MW in 2024 and 2023, respectively.
In 2024, the average cost of wind energy was $7 per MWh for owned generation and $32 per MWh under existing PPAs. In 2023, the average cost of wind energy was $7 per MWh for owned generation and $33 per MWh under existing PPAs. The cost of owned wind includes the impact of PTCs.
The NSP System currently has 350 MW of approved owned wind repowering projects under development, estimated to be completed in 2025.
Additionally, the NSP System anticipates 3,200 MW to be placed in service by 2030, as part of the recently approved Upper Midwest Resource Plan. The RFP process will start in 2025.
Solar
Owned — Owned and operated solar projects with corresponding capacity:

2024		2023
Solar Projects (a)	Capacity (MW)	Solar Projects	Capacity (MW)
1	223	—	—
(a)NSP-Minnesota placed in service Sherco Solar 1 in the fourth quarter of 2024. Average cost per MWh will be available after a full year of operations.
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	1,461
Utility-Scale	349
Total	1,810
The average cost of solar energy under existing distributed and utility-scale generation PPAs was $100 per MWh and $90 per MWh in 2024 and 2023, respectively.
Solar Development — The NSP System currently has 500 MW of owned solar approved at the Sherco site, which are expected to be placed in service in 2025 and 2026. Additionally, various PPAs totaling approximately 105 MW are expected to be completed throughout 2025. Incremental to this amount is 400 MW anticipated as part of the Upper Midwest Resource Plan, to be placed in service by 2030.
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2024 net summer dependable capacity that safely and reliably generates carbon free electricity. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Nuclear
	Cost	Percent
2024	$0.83	43%
2023	0.76	50
Other
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
The NSP System anticipates development of approximately 300 MW of storage capacity at the Sherco site, expected to be placed in service in 2027. Additionally, 600 MW of stand-alone storage are expected to be added as part of the Upper Midwest Resource Plan, to be placed in service by 2030.
See Item 2 — Properties for further information.

Fossil Fuel
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
The NSP System owns and operates coal units with approximately 1,700 MW of total capacity, which provided 10% of NSP System’s energy mix in 2024. All of these units are approved for retirement by 2030.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2026	Sherco 1	680
2028	A.S. King	511
2030	Sherco 3	517	(a)
(a)Based on the NSP System’s ownership interest.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Coal (a)
	Cost	Percent
2024	$2.24	22%
2023	2.43	29
(a)Includes RDF and wood.
Natural Gas
The NSP System has seven natural gas plants with approximately 2,800 MW of total capacity, which provided 26% of NSP System’s energy mix in 2024.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
	Cost	Percent
2024	1.94	35%
2023	3.91	21
The NSP System anticipates the development of 700 MW of company owned natural gas generation expected to be placed in service between 2025 - 2028.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

2024		2023
MW	Date	MW	Date
8,822	Aug. 26	9,231	Aug. 23
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
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. NSP-Minnesota has a vast distribution network, owning and operating approximately 87,000 conductor miles of distribution lines across our service territory.
See Item 2 - Properties for further information.

Natural Gas Operations

Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Minnesota had natural gas deliveries of 88,788 (thousands of MMBtu), 0.6 million customers and natural gas revenues of $653 million for 2024.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	42%	92%	50%
C&I	44	8	34
Transportation and other	14	<1	16
Sales/Revenue Statistics (a)

	2024	2023
MMBtu sales per retail customer	136	150
Revenue per retail customer	$985	$1,233
Residential revenue per MMBtu	8.92	9.18
C&I revenue per MMBtu	5.64	7.32
Transportation and other revenue per MMBtu	2.42	1.49
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible.
Maximum daily output (firm and interruptible) and occurrence date:

2024		2023
MMBtu	Date	MMBtu	Date
841,164	Jan. 19	753,642	Feb. 3

Natural Gas Supply and Cost
NSP-Minnesota seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption, financial risks and customer rates. In addition, NSP-Minnesota conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2024	2023
$3.97	$5.31

NSP-Minnesota has natural gas supply transportation and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery.

General
General Economic Conditions
Economic conditions may have a material impact on NSP-Minnesota’s operating results. Management cannot predict the impact of fluctuating energy or commodity prices, pandemics, terrorist activity, war or the threat of war. We could experience a material impact to our results of operations, future growth or ability to raise capital resulting from a sustained general slowdown in economic growth or a significant increase in interest rates or inflation.
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
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. NSP-Minnesota’s wholesale customers can purchase energy from other generation resources and transmission services from other service providers to serve their native load.
FERC Order No. 1000 established competition for ownership of certain new electric transmission facilities under Federal regulations. Some states have state laws that allow the incumbent a Right of First Refusal to own these transmission facilities.
FERC Order 2222 requires that RTO and ISO markets allow participation of aggregations of distributed energy resources. This order is expected to incentivize distributed energy resource adoption; however implementation is expected to vary by RTO/ISO and the near, medium, and long-term impacts of Order 2222 remain unclear.
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
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. NSP-Minnesota has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs. However, costs to comply with past environmental regulations have largely been recoverable through rates.
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
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. Xcel Energy does not manufacture PFAS, but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
In June 2024, the EPA finalized a rule that designated certain PFAS as hazardous substances under CERCLA. In July 2024, the EPA finalized another rule that set enforceable drinking water standards for certain PFAS.

Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site-specific basis where applicable. If costs are incurred, NSP - Minnesota believes the costs will be recoverable through rates based on prior state commission practices.
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

Employees
As of Dec. 31, 2024, NSP-Minnesota had 3,098 full-time employees and nine part-time employees, of which 2,103 were covered under collective-bargaining agreements.

ITEM 1A — RISK FACTORS
Xcel Energy, which includes NSP-Minnesota, is subject to a variety of risks, many of which are beyond our control. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. These risks should be carefully considered together with the other information set forth in this report and future reports that NSP-Minnesota files with the SEC.
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
Our natural gas transmission and distribution activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems. Our electric generation, transmission and distribution activities include inherent hazards and operating risks such as contact, fire and outages. These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses to customers, the public, employees or third-party contractors. We maintain insurance against most, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows as well as potential reputational impact.

Other uncertainties and risks inherent in operating and maintaining NSP-Minnesota's facilities include, but are not limited to:
•Risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned.
•Failures in the availability, acquisition or transportation of fuel or other supplies.
•Impact of adverse weather conditions and natural disasters, including, wildfires, tornadoes, avalanches, icing events, floods, high winds, droughts and the availability or changes to wind patterns.
•Performance below expected or contracted levels of output or efficiency.
•Availability of replacement or new equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Inability to identify, manage properly or mitigate equipment defects.
•Use of new or unproven technology.
•Inability to use information effectively given the rapidly increasing volume of data.
•Risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation and lack of available alternative fuel sources.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
•Increased costs due to aging infrastructure.
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with these regulations and systematically monitor and renew infrastructure over time; however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
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
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant generation, transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
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
Climate change can create physical and financial risk. Physical risks include changes in weather conditions and extreme weather events. Our customers’ energy needs vary with weather. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes over the long-term may require us to invest in generating assets, transmission and infrastructure. Decreased energy use due to weather changes may result in decreased revenues.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires, snow, ice storms or extreme temperatures (high heating/cooling days) occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.

To the extent the frequency of extreme weather events increases, this could increase our cost of providing service and result in more frequent service interruptions. Periods of extreme temperatures could also impact our ability to meet demand.
Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants that require water or increase the cost for energy.
Adverse events may result in increased insurance costs and/or decreased insurance availability. We may not recover all costs related to mitigating these physical and financial risks.
Our utilities have physical and financial risks associated with wildfires.
In recent years, wildfires have impacted the utility industry. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Also, the expansion of the wildland urban interface increases the wildfire risk to surrounding communities and NSP-Minnesota's electric and natural gas infrastructure. Wildfires could jeopardize NSP-Minnesota’s electric and gas infrastructure and third-party property and result in temporary power outages or shortages in our service territories.
We have programs in place to mitigate the physical and financial risks associated with wildfires; however, NSP-Minnesota’s wildfire mitigation initiatives may not be successful or effective in preventing or reducing wildfire-related losses. Wildfires can occur even when NSP-Minnesota follows its procedures and implements its wildfire mitigation initiatives.
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, increased costs of insurance, or ability for insurers to meet their obligations, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
While we carry liability insurance, given an extreme event, if NSP-Minnesota was found to be liable for wildfire damages, amounts could potentially exceed our coverage and negatively impact our results of operations, financial condition or cash flows.
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
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance and safety standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery and our reputation and could introduce financial risk or risks of fines.

Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to compliance with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to compliance with our Supplier Code of Conduct. NSP-Minnesota does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us, we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
Financial Risks
Our profitability depends on our ability to recover costs, and changes in regulation may impair our ability to recover costs from our customers.
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
Higher than expected inflation, shortages of skilled labor, tariffs or federal policies may increase costs of construction and operations. Also, rising fuel costs could increase prices to consumers, all of which could increase the risk that we will not be able to fully recover their costs from our customers.
Adverse regulatory rulings (including changes in recovery mechanisms) or the imposition of additional regulations could negatively impact our results of operations, financial condition or cash flows.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.
Our credit ratings are subject to change, and our credit ratings may be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios, impacts of tax policy and unfavorable litigation outcomes may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs or lower proceeds from equity issuances. It could also impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade. The credit rating agencies may change their assessment or our regulatory or business risk, such as with the increase of climate events, which could negatively impact our credit ratings.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our cash flows and liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected, and we may incur losses. This could be particularly impactful for long-lead time equipment contracts that require significant deposits and milestone payments, for items that may be difficult to procure elsewhere in the event of non-performance.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., MISO), in which any credit losses are socialized to all market participants.
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
As of Dec. 31, 2024, Xcel Energy Inc. and its utility subsidiaries had approximately $27.3 billion of long-term debt and $1.8 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions. Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.
Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2024, Xcel Energy had the following guarantees outstanding:
•$951 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$29 million for performance on operating lease agreements, with $29 million of exposure.
•$93 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
Also, the payout of a significant percentage of pension plan liabilities in a single year, due to high numbers of retirements or employees leaving NSP-Minnesota, would trigger settlement accounting and could require NSP-Minnesota to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future obligations and benefit costs.
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
NSP-Minnesota collects estimated federal, state and local tax payments through their regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value/availability of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices. Changes to the availability of tax credit transferability could impact our cash flows and the cost of certain types of resources.
Macroeconomic Risks
Economic conditions impact our business.
Our operations are affected by economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by recessionary factors, rising interest rates, inflation, the impacts of federal policy and insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills which could lead to additional bad debt expense.
Additionally, NSP-Minnesota faces competitive factors, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, worldwide economic activity impacts the demand for basic commodities necessary for utility infrastructure, which may inhibit our ability to acquire sufficient supplies. We operate in a capital-intensive industry and federal trade policy could significantly impact the cost of materials we use. There may be delays before these additional material costs can be recovered in rates.
The oil and gas industry represents our largest C&I customer base. Oil and natural gas prices are sensitive to market risk factors which may impact demand.
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
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations.
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
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. Although the United States has withdrawn from the Paris Agreement, many states and localities continue to pursue their own climate policies which could result in future additional GHG reductions.
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
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows if our regulators do not allow us to recover the cost of capital investment or O&M costs incurred to comply with the requirements. Additionally, the impact of environmental laws and regulations may impact the economic health of consumers through higher prices of energy and purchased goods.
While we establish strategies and expectations related to climate change and other environmental matters, our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
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
The Company has a security risk program in place to identify, assess, manage and report material risks from cybersecurity incidents. As a utility provider, Xcel Energy complies with reliability standards imposed by NERC, including critical infrastructure protection standards related to both cybersecurity and physical security. These standards imposed by NERC, in alignment with the NIST Cybersecurity Framework, are the basis for which Xcel Energy has designed the cybersecurity control framework within its security risk program.
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

Xcel Energy’s cybersecurity policies, standards, practices, annual cybersecurity training content and readiness are regularly assessed by third-party consultants. These partners are engaged to perform independent penetration testing and other security related services to assist in the prevention, detection, monitoring, mitigation and remediation of cybersecurity incidents and risks. The results of these assessments are communicated to management and the Board of Directors by the Chief Security Officer.
Xcel Energy employs a comprehensive risk based approach to assess the magnitude and significance of a vendor’s risk to the Company. Certain third-party service providers are subject to vendor security risk assessments at the time of integration, contract execution/renewal, and upon detection of any increase in risk profile. Xcel Energy uses a variety of inputs in such risk assessments, including information supplied by providers and third parties (including information analysis centers that share daily threat intelligence and improve organizational agility associated with management of cybersecurity risks). In addition, the Company requires certain third-party service providers to meet appropriate security requirements, controls and responsibilities. The Company deploys periodic monitoring activities to assess compliance with our cybersecurity control framework and investigates security incidents that have impacted our third-party service providers as appropriate.
Management has assigned responsibility for the security risk program to the Chief Security Officer who has multiple years of experience in the Defense Industrial Base. The Chief Security Officer is informed about and monitors prevention, detection, mitigation and remediation efforts through a team of security professionals, many of whom are Certified Information Systems Security Professionals, Certified Information Security Managers or have received other cybersecurity certifications. The team has extensive experience selecting, deploying and operating cybersecurity technologies, initiatives and processes that aid in preventing, remediating and mitigating known and unknown security threats.
The Chief Security Officer or members of management brief the Board on routine and regular cybersecurity risk and threat updates, typically on an annual basis. In the event of a significant threat or incident, management and the Chief Security Officer leverage Xcel Energy’s incident response processes to assess impacts and resolve incidents. When a significant cybersecurity incident occurs, management communicates with the Board of Directors and relevant committees.
The Board of Directors oversees the risks associated with cybersecurity and the physical security of our assets, with information security matters being discussed at board meetings as well as at the ONES and Audit Committee meetings throughout the year.
While the ONES Committee has primary committee responsibility for cybersecurity due to the operational issues involved, the Board of Directors has determined that the topic is of sufficient importance to warrant this comprehensive oversight approach. Augmenting such oversight efforts, the enterprise has the ability to notify and update the Board of Directors in the event of a possible crisis situation.
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations. As of Feb. 27, 2025 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2024	Fuel	Installed	MW (a)
Steam:
A.S. King-Bayport, MN, 1 Unit	Coal	1968	511
Sherco-Becker, MN
Unit 1	Coal	1976	680
Unit 3	Coal	1987	517	(b)
Monticello, MN, 1 Unit	Nuclear	1971	617
Prairie Island-Welch, MN
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/RDF	Various	36	(c)
Combustion Turbine:
Angus Anson-Sioux Falls, SD, 3 Units	Natural Gas	1994 - 2005	343
Black Dog-Burnsville, MN, 3 Units	Natural Gas	1987 - 2018	491
Blue Lake-Shakopee, MN, 6 Units	Natural Gas/Oil	1974 - 2005	454
High Bridge-St. Paul, MN, 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, MN, 8 Units	Natural Gas/ Oil	1972 - 1996	276
Riverside-Minneapolis, MN, 3 Units	Natural Gas	2009	454
Hydro:
Hennepin Island-Minneapolis, MN 5 Units	Hydro	1954-1955	6
Wind:
Blazing Star 1-Lincoln County, MN, 100 Units	Wind	2020	200	(d)
Blazing Star 2-Lincoln County, MN, 100 Units	Wind	2021	200	(d)
Border-Rolette County, ND, 75 Units	Wind	2015	148	(d)
Community Wind North-Lincoln County, MN, 12 Units	Wind	2020	26	(d)
Courtenay Wind-Stutsman County, ND, 100 Units	Wind	2016	190	(d)
Crowned Ridge 2-Grant County, SD, 88 Units	Wind	2020	192	(d)
Dakota Range, SD, 72 Units	Wind	2022	298	(d)
Foxtail-Dickey County, ND, 75 Units	Wind	2019	150	(d)
Freeborn-Freeborn County, MN, 100 Units	Wind	2021	200	(d)
Grand Meadow-Mower County, MN, 67 Units	Wind	2008	100	(d)
Jeffers-Cottonwood County, MN, 20 Units	Wind	2020	43	(d)
Lake Benton-Pipestone County, MN, 44 Units	Wind	2019	99	(d)
Mower-Mower County, MN, 43 Units	Wind	2021	91	(d)
Nobles-Nobles County, MN, 133 Units	Wind	2010	200	(d)
Northern Wind-Murray County, MN, 37 Units	Wind	2023	92	(d)
Pleasant Valley-Mower County, MN, 100 Units	Wind	2015	196	(d)
Rock Aetna-Murray County, MN, 8 Units	Wind	2022	20	(d)
Solar:
Sherco Solar 1-Becker, MN, 63 units	Solar	2024	223
		Total	8,623
(a)Summer 2024 net dependable capacity. Wind and solar is presented as net maximum capacity.
(b)Based on NSP-Minnesota’s ownership of 59%.
(c)RDF is made from municipal solid waste.
(d)Net maximum capacity is attainable only when wind conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2024, NSP-Minnesota’s wind facilities had a weighted-average capacity factor of 46%.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2024:

Conductor Miles
Transmission
500 KV	2,921
345 KV	13,182
230 KV	2,300
161 KV	640
115 KV	8,113
Less than 115 KV	6,627
Total Transmission	33,783

Distribution
Less than 115 KV	86,549

Total	120,332
NSP-Minnesota had 354 electric utility transmission and distribution substations at Dec. 31, 2024.
Natural gas utility mains at Dec. 31, 2024:

Miles
Transmission	78
Distribution	10,938

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2024 and 2023 were as follows:

(Millions of Dollars)	2024	2023
First quarter	$101	$132
Second quarter	103	112
Third quarter	99	181
Fourth quarter	150	221

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

The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2024	2023
GAAP net income	$793	$707
Workforce reduction expenses	—	32
Sherco Unit 3 2011 outage refunds	47	—
Less: tax effect of adjustments	(13)	(9)
Ongoing earnings	$827	$730
Sherco Unit 3 2011 Outage Refunds — NSP-Minnesota’s Sherco Unit 3 experienced an extended outage following a 2011 incident which damaged its turbine. In 2024, following contested case procedures, NSP-Minnesota recognized a customer refund of $47 million for replacement power incurred during the outage.
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

Results of Operations
2024 Comparison with 2023
NSP-Minnesota’s net income was approximately $793 million for 2024, compared with approximately $707 million for 2023. Ongoing net income was $827 million for 2024, compared to $730 million for 2023. Ongoing earnings increased due to higher recovery of electric and natural gas infrastructure investments, partially offset by increased depreciation and interest charges.
Electric Revenue
Electric revenues are impacted by changing sales, fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated (wind, nuclear and solar), which reduce electric revenue and income taxes.

(Millions of Dollars)	2024 vs. 2023
PTCs flowed back to customers (offset by lower ETR)	$(277)
Recovery of lower electric fuel and purchased power expenses	(85)
2011 Sherco 3 outage refunds (a)	(47)
Sales and demand (b)	(17)
Estimated impact of weather (net of sales true-up)	(7)
Regulatory rate outcomes	197
Non-fuel riders	86
Conservation and DSM (offset in expense)	62
Wholesale generation revenues	12
Other, net	(66)
Total decrease	$(142)
(a)See “Non-GAAP Financial Measures” section for additional information.
(b)Sales excludes weather impact, net of sales true-up mechanism in Minnesota.
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	2024 vs. 2023
Recovery of lower natural gas costs	$(173)
Regulatory rate outcomes	55
Infrastructure and integrity riders	8
Other, net	9
Total decrease	$(101)
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
Electric fuel and purchased power expenses decreased $81 million in 2024. The decrease is primarily due to decreased volumes and timing of fuel recovery mechanisms, partially offset by increased wholesale activity.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $171 million in 2024. The decrease is primarily due lower commodity prices, timing of fuel recovery and decreased volume.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $27 million in 2024. The increase is primarily due to operational activities, including generation maintenance and storm response, partially offset by lower labor and benefit costs and lower bad debt expenses.
Depreciation and Amortization — Depreciation and amortization expense increased $125 million in 2024.This is a result of system expansion partially offset by wind and nuclear life extensions implemented in 2023 in the Minnesota Electric Rate Case.
Interest Charges — Interest charges increased $38 million in 2024, largely due to higher long-term debt levels and higher interest rates.
Income Taxes — Income tax benefit increased $247 million in 2024, largely due to the addition of nuclear PTCs, newly available in 2024. PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.

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

DOT	Pipeline safety compliance.
Minnesota Office of Pipeline Safety	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
CIP Rider	Recovers costs of conservation and DSM programs. Minnesota state law requires NSP-Minnesota to spend 2% of its state electric revenues and 0.5% of its state natural gas revenues on CIP. These costs are recovered through an annual cost-recovery mechanism.
Customer Protection Mechanisms	MISO capacity revenue tracker, property tax tracker, annual incentive plan, capital true-up, deferred tax asset refund and credit card fee tracker are all mechanisms that mitigate the impact of changes to costs as compared to a baseline for NSP-Minnesota customers.
Decoupling	Measures natural gas revenues against a baseline revenue per-customer for all Minnesota gas customers in classes with more than 50 customers.
FCA	Recovers prudently incurred costs of fuel related items and purchased energy (Minnesota, North Dakota and South Dakota).
Gas Utility Infrastructure Cost Rider	Recovers costs for transmission and distribution pipeline integrity management programs, including funding for pipeline assessments, deferred costs for sewer separation and pipeline integrity management programs in Minnesota.
Infrastructure Rider	Recovers costs for investments in generation in South Dakota.
Purchased Gas Adjustment	Provides for prospective monthly rate adjustments in Minnesota and North Dakota for costs of purchased natural gas, transportation and storage service. Includes a true-up process for difference between projected and actual costs.
Renewable Development Fund Rider	Allocates money collected from customers to support research and development of emerging renewable energy projects and technologies in Minnesota.
Renewable Energy Rider	Recovers cost of renewable generation in North Dakota.
RES Rider	Recovers cost of renewable generation in Minnesota.
Sales True-up	Mitigates the impact of changes to sales levels as compared to a baseline for all Minnesota electric customers.
State Energy Policy Electric Rider	Recovers costs associated with the Prairie Island Legislation settlement and the Reliability Administrator/ Sustainable Building Guidelines in Minnesota.
Transmission Cost Recovery Rider	Recovers costs for investments in Minnesota, North Dakota, and South Dakota for electric transmission and distribution grid modernization.
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
In October 2024, an ALJ recommended the MPUC approve the rate case settlement. In February 2025, the MPUC verbally approved the settlement agreement. NSP-Minnesota expects to implement a rate increase of $50 million (trued up for 2024 weather normalized actual sales) in July 2025.
2024 North Dakota Natural Gas Rate Case — In December 2023, NSP-Minnesota filed a request with the NDPSC seeking an increase in natural gas rates of $8.5 million (9.4%), based on a ROE of 10.20%, an equity ratio of 52.5%, 2024 test year and rate base of $168 million.
In November 2024, the NDPSC approved a settlement, reflecting a natural gas rate increase of $7.2 million (8.0%), based on a ROE of 9.9% and an equity ratio of 52.5%. Rates were implemented on Jan. 1, 2025.

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
In January 2025, the Court issued its opinion, which upheld the commission's determination on insurance expense, but reversed and remanded the executive compensation and prepaid pension asset decisions back to the MPUC. The opinion is currently pending further action from the MPUC.
2024 Minnesota Electric Rate Case — In November 2024, NSP-Minnesota filed an electric rate case in Minnesota, seeking a total revenue increase of $491 million (13.2%) over two years, based on an ROE of 10.3%, a 52.5% equity ratio and rate base of $13.2 billion in 2025 and $14 billion in 2026. NSP-Minnesota also requested interim rates of $224 million for 2025. In December 2024, the MPUC reduced the interim rate request for wildfire mitigation costs (as these costs were deemed as new costs not previously approved in a rate case) and approved interim rates of $192 million, effective January 1, 2025. A decision is expected in 2026.
2024 North Dakota Electric Rate Case — In December 2024, NSP-Minnesota filed a request with the NDPSC for an annual electric rate increase of approximately $45 million, or 19.3% over current rates established in 2021. The filing is based on a 2025 forecast test year and includes a requested ROE of 10.3%, rate base of approximately $817 million and an equity ratio of 52.5%. In January 2025, the NDPSC approved interim rates, subject to refund, of approximately $27 million (implemented on Feb. 1, 2025).
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
Low-Level Waste Disposal — Low level waste from Monticello and Prairie Island is disposed of at the Clive facility located in Utah and the Waste Control Specialists facility in Texas. NSP-Minnesota has storage capacity available on-site through 2033 at Prairie Island Unit 1, 2034 at Prairie Island Unit 2, and 2040 at Monticello, which would allow both plants to continue to operate if off-site low-level waste disposal facilities become unavailable.
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
Nuclear Spent Fuel Storage — NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and Prairie Island nuclear generating plants. Authorized storage capacity is sufficient to allow NSP-Minnesota to operate until 2040 for Monticello, 2033 for Prairie Island Unit 1, and 2034 for Prairie Island Unit 2.
In December 2024, the NRC approved a Subsequent License Renewal application for extended Monticello Plant operation through 2050 (Subsequent Renewed Facility Operating License No. DPR-22, Accession No. ML24310A345). NSP-Minnesota will need authorization from the MPUC for additional storage capacity through 2050.
In February 2024, NSP-Minnesota filed a CON with the MPUC for additional storage at Prairie Island to support possible life extension to 2054. NSP-Minnesota has notified the NRC of intent to apply for Prairie Island SLR which would extend operation of Unit 1 to 2053 and Unit 2 to 2054.
Authorizations for additional spent fuel storage capacity may be required at each site to support either continued operation or decommissioning if the federal government does not commence storage operations.
NSP System
Pending and Recently Concluded Regulatory Proceedings
Resource Acquisition — In February 2024, NSP filed its Upper Midwest Resource Plan with the MPUC. In October 2024, NSP-Minnesota filed a settlement with several parties reaching agreement on the resource plan, as well as the proposed projects to be approved in the pending 800 MW firm dispatchable resource acquisition.
In February 2025, the MPUC verbally approved the terms of the settlement agreement, including:
•The selection of the company owned 420 MW Lyon County combustion turbine.
•The selection of the company owned 300 MW 4-hour Sherco battery energy storage system.
•Multiple PPAs to proceed to the negotiation stage.
•The addition of 3,200 MW of wind, 400 MW of solar and 600 MW of stand-alone storage to be added through 2030 based on an RFP process (a portion of which is expected to be fulfilled with the resources acquired as part of the 2024 RFPs). Of these amounts, approximately 2,800 MW of wind are projected to utilize the Minnesota Energy Connection transmission line.
•Planned life extensions of the Prairie Island and Monticello nuclear plants through the early 2050s.
Additionally, the MPUC approved life extensions of the Red Wing and Mankato RDF plants to 2037 and ordered NSP-Minnesota to file a proposed tariff for customers with super-large load, largely data centers, by July 15, 2025.
NSP-Minnesota will file additional RFPs for approved resource needs beginning in late 2025 or early 2026.

NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects in summer 2025.
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. Bids are currently under evaluation; NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025 and plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the second half of 2025.
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

Other
Supply Chain
NSP-Minnesota’s ability to meet customer energy requirements, growing customer demand, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain.
Large global demand for energy-related infrastructure has stretched equipment supply chains, extended delivery dates and increased prices for items like combustion turbines, transformers and other large electrical equipment. The labor market for skilled engineering and construction resources to build renewables and gas generation has also been strained, impacting cost and availability.
In addition, manufacturing processes have experienced disruptions related to the scarcity of certain raw materials and interruptions in production and shipping. The impact of inflationary pressures, geopolitical events and federal policies have exacerbated the situation. NSP-Minnesota continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers and key vendor partners, increasing procurement lead times, modifying design standards, and adjusting the timing of work.
Tariffs and Trade Complaints
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells from Cambodia, Malaysia, Thailand and Vietnam, whether or not assembled into modules.
In October 2024, the U.S. Department of Commerce announced its preliminary determination in the countervailing duty circumvention investigation, which is not expected to impact NSP-Minnesota projects. In November 2024, the U.S. Department of Commerce concluded that dumping had occurred and the impact to NSP-Minnesota is still being evaluated.
In May 2024, the White House imposed a new 25% tariff on Lithium-Ion storage along with other trade measures. The tariff went into immediate effect for EV batteries but has a grace period until January 2026 for stationary energy storage applications.
In January of 2025, the U.S. International Trade Commission made an affirmative determination in the preliminary phase of the anti-dumping and countervailing duty investigations concerning Active Anode Material, a component of lithium-ion batteries, from China. This case will be reviewed by the U.S. Department of Commerce and the International Trade Commission over the course of 2025.
In early 2025, several executive orders were issued, some of which impose new tariffs on certain imports, which may impact our procurement activities.
NSP-Minnesota continues to assess the impacts of these tariffs, trade complaints and federal policies on its business, including company owned projects and PPAs. NSP-Minnesota may seek regulatory relief for tariffs, if required, in its jurisdictions.
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
Fair value of net commodity trading contracts as of Dec. 31, 2024:

	Futures/ Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(16)	$(19)	$(4)	$—	$(39)
NSP-Minnesota (b)	3	10	(4)	2	11
	$(13)	$(9)	$(8)	$2	$(28)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$—	$20	$—	$20
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2024	2023
Fair value of commodity trading net contracts outstanding at Jan. 1	$(4)	$(10)
Contracts realized or settled during the period	8	10
Commodity trading contract additions and changes during the period	(12)	(4)
Fair value of commodity trading net contracts outstanding at Dec. 31	$(8)	$(4)
A 10% increase and 10% decrease in forward market prices for NSP-Minnesota’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $1 million at both Dec. 31, 2024 and Dec. 31, 2023. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	Average	High	Low
2024	$—	$—	$1	$—
2023	—	—	1	—
Nuclear Fuel Supply — NSP-Minnesota has contracted for its 2025 through 2029 enriched nuclear material requirements, which are in various stages of processing in Canada, Europe and the United States. In May 2024, the Prohibiting Russian Uranium Imports Act was signed into law. As such, NSP-Minnesota is no longer permitted to accept deliveries of enriched nuclear material from Russia beginning in August 2024, unless specific waivers are requested and received.
Interest Rate Risk — NSP-Minnesota is subject to interest rate risk. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact pretax interest expense annually by approximately $2 million each in 2024 and 2023.
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

At Dec. 31, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $20 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $20 million. At Dec. 31, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $22 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $22 million.
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
NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2024, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 27, 2025	Feb. 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Northern States Power Company, a Minnesota corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Minnesota corporation, and subsidiaries (the "Company"), as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and requirements to refund amounts to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
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
February 27, 2025

We have served as the Company’s auditor since 2002.

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2024	2023	2022
Operating revenues
Electric, non-affiliates	$4,639	$4,748	$5,103
Electric, affiliates	460	493	514
Natural gas	653	754	1,022
Other	15	48	45
Total operating revenues	5,767	6,043	6,684

Operating expenses
Electric fuel and purchased power	1,988	2,069	2,416
Cost of natural gas sold and transported	295	466	741
Cost of sales — other	4	30	26
Operating and maintenance expenses	1,271	1,244	1,228
Conservation and demand side management expenses	181	118	163
Depreciation and amortization	1,106	981	1,014
Taxes (other than income taxes)	212	237	276
Workforce reduction expenses	—	32	—
Total operating expenses	5,057	5,177	5,864

Operating income	710	866	820

Other income (expense), net	11	—	(7)
Allowance for funds used during construction — equity	53	36	29

Interest charges and financing costs
Interest charges and other financing costs	363	325	291
Allowance for funds used during construction — debt	(26)	(21)	(12)
Total interest charges and financing costs	337	304	279

Income before income taxes	437	598	563
Income tax benefit	(356)	(109)	(112)
Net income	$793	$707	$675

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2024	2023	2022
Net income	$793	$707	$675

Other comprehensive income (loss)
Pension and retiree medical benefits:
Net pension and retiree medical gain arising during the period, net of tax	—	—	1
Derivative instruments:
Net fair value increase (decrease), net of tax	12	(3)	—
Reclassification of losses to net income, net of tax	—	1	1

Total other comprehensive income (loss)	12	(2)	2
Total comprehensive income	$805	$705	$677

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2024	2023	2022
Operating activities
Net income	$793	$707	$675
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,112	988	1,021
Nuclear fuel amortization	106	96	118
Deferred income taxes	141	214	(214)
Allowance for equity funds used during construction	(53)	(36)	(29)
Provision for bad debts	15	30	21
Changes in operating assets and liabilities:
Accounts receivable	(42)	1	(102)
Accrued unbilled revenues	18	82	(53)
Inventories	(24)	(27)	(85)
Other current assets	(48)	(19)	(4)
Accounts payable	59	(64)	46
Net regulatory assets and liabilities	108	287	443
Other current liabilities	(214)	56	39
Pension and other employee benefit obligations	(42)	(15)	(11)
Other, net	(11)	1	6
Net cash provided by operating activities	1,918	2,301	1,871

Investing activities
Capital/construction expenditures	(2,803)	(2,282)	(1,901)
Purchase of investment securities	(998)	(994)	(1,332)
Proceeds from the sale of investment securities	961	959	1,297
Investments in utility money pool arrangement	(390)	(300)	(1,522)
Repayments from utility money pool arrangement	414	243	1,613
Other, net	(3)	(3)	6
Net cash used in investing activities	(2,819)	(2,377)	(1,839)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	30	(42)	207
Borrowings under utility money pool arrangement	271	302	6
Repayments under utility money pool arrangement	(271)	(302)	(6)
Proceeds from issuance of long-term debt	687	783	489
Repayment of long-term debt	—	(400)	(300)
Capital contributions from parent	715	351	124
Dividends paid to parent	(494)	(647)	(560)
Net cash provided by (used in) financing activities	938	45	(40)

Net change in cash, cash equivalents and restricted cash	37	(31)	(8)
Cash, cash equivalents and restricted cash at beginning of period	34	65	73
Cash, cash equivalents and restricted cash at end of period	$71	$34	$65

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(313)	$(294)	$(268)
Cash received (paid) for income taxes, net; includes proceeds from tax credit transfers	446	256	(100)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$500	$218	$208
Inventory transfers to property, plant and equipment	41	55	10
Operating lease right-of-use assets	39	216	1
Allowance for equity funds used during construction	53	36	29

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2024	2023
Assets
Current assets
Cash and cash equivalents	$71	$34
Accounts receivable, net	530	490
Accounts receivable from affiliates	1	15
Investments in money pool arrangements	33	57
Accrued unbilled revenues	272	290
Inventories	339	356
Regulatory assets	364	250
Derivative instruments	36	50
Prepayments and other	139	87
Total current assets	1,785	1,629

Property, plant and equipment, net	20,860	18,757

Other assets
Nuclear decommissioning fund and other investments	3,548	3,262
Regulatory assets	813	837
Derivative instruments	67	61
Operating lease right-of-use assets	393	439
Other	19	16
Total other assets	4,840	4,615
Total assets	$27,485	$25,001

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$—
Short-term debt	195	165
Accounts payable	631	579
Accounts payable to affiliates	100	89
Regulatory liabilities	543	300
Taxes accrued	221	223
Accrued interest	90	79
Dividends payable to parent	80	121
Derivative instruments	31	44
Operating lease liabilities	97	91
Other	150	351
Total current liabilities	2,388	2,042

Deferred credits and other liabilities
Deferred income taxes	2,238	1,992
Deferred investment tax credits	13	14
Regulatory liabilities	2,155	2,097
Asset retirement obligations	3,073	2,658
Derivative instruments	77	86
Pension and employee benefit obligations	151	168
Operating lease liabilities	317	372
Other	28	35
Total deferred credits and other liabilities	8,052	7,422

Commitments and contingencies
Capitalization
Long-term debt	7,607	7,330
Long-term debt — related parties	166	—
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	6,399	5,686
Retained earnings	2,881	2,541
Accumulated other comprehensive loss	(8)	(20)
Total common stockholder's equity	9,272	8,207
Total liabilities and equity	$27,485	$25,001

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2021	1,000,000	$—	$5,202	$2,391	$(20)	$7,573

Net income				675		675
Other comprehensive income					2	2
Dividends declared to parent				(586)		(586)
Contribution of capital by parent			172			172
Balance at Dec. 31, 2022	1,000,000	$—	$5,374	$2,480	$(18)	$7,836

Net income				707		707
Other comprehensive loss					(2)	(2)
Dividends declared to parent				(646)		(646)
Contribution of capital by parent			312			312
Balance at Dec. 31, 2023	1,000,000	$—	$5,686	$2,541	$(20)	$8,207

Net income				793		793
Other comprehensive income					12	12
Dividends declared to parent				(453)		(453)
Contribution of capital by parent			713			713
Balance at Dec. 31, 2024	1,000,000	$—	$6,399	$2,881	$(8)	$9,272

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
Investments in certain plants and transmission facilities are jointly owned with nonaffiliated utilities. NSP-Minnesota’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets and NSP-Minnesota’s proportionate share of operating costs associated with these facilities is included in its consolidated statements of income.
NSP-Minnesota’s consolidated financial statements are presented in accordance with GAAP. All of NSP-Minnesota’s underlying accounting records also conform to the FERC uniform system of accounts. Certain amounts in the consolidated financial statements or notes have been reclassified for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
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
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. This evaluation includes consideration of whether tax credits are expected to be sold at a discount and impact the realization of amounts presented as deferred tax assets. Transferable tax credits are accounted for under ASC 740, Income Taxes, and valuation allowances and any adjustments for discounts incurred on sales transactions are recorded to deferred tax expense, typically recovered in regulatory mechanisms.
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
Interest and penalties related to income taxes are reported within Other income (expense), net or interest charges in the consolidated statements of income.

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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.9% for 2024, 3.7% for 2023 and 4.0% for 2022.
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
See Note 10 for further information.
Nuclear Decommissioning — Nuclear decommissioning studies that estimate NSP-Minnesota’s costs of decommissioning its nuclear power plants are normally performed at least every three years and submitted to the state commissions for approval. The latest decommissioning study was deferred one year and completed in 2024.
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
Estimated future expenditures to restore sites are generally treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability. When separate mechanisms are expected to provide cost recovery or when changes in projected costs occur near the end of a facility’s useful life, regulatory accounting may be applied.
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
As of Dec. 31, 2024 and 2023, the allowance for bad debts was $42 million and $48 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$234	$219
Fuel	81	105
Natural gas	24	32
Total inventories	$339	$356
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
Normal Purchases and Normal Sales — NSP-Minnesota enters into contracts for purchases and sales of commodities for use and sale in its operations. At inception, contracts are evaluated to determine whether they contain a derivative, and if so, whether they may be exempted from derivative accounting if designated as normal purchases or normal sales.
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

2. Accounting Pronouncements
Recently Adopted
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. NSP-Minnesota implemented this guidance on a retrospective basis in the year ended Dec. 31, 2024. The adoption impacts were not material.
See Note 12 for further information.
Recently Issued
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and NSP-Minnesota does not expect implementation of the new disclosure guidance to have a material impact on its consolidated financial statements.
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 GHG emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. NSP-Minnesota does not expect the potential implementation of the new guidance to have a material impact on the consolidated financial statements.
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU is effective for annual periods beginning after Dec. 15, 2026. NSP-Minnesota is currently evaluating the impact of implementing the new disclosure guidance.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$23,218	$21,206
Natural gas plant	2,472	2,256
Common and other property	1,450	1,301
Plant to be retired (a)	554	604
CWIP	1,522	1,085
Total property, plant and equipment	29,216	26,452
Less accumulated depreciation	(8,753)	(8,044)
Nuclear fuel	3,491	3,337
Less accumulated amortization	(3,094)	(2,988)
Property, plant and equipment, net	$20,860	$18,757
(a)Amounts include Sherco 1 and 3 and A.S. King. Balance is presented net of accumulated depreciation.
Joint Ownership of Generation and Transmission Facilities
Jointly owned assets as of Dec. 31, 2024:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric generation:
Sherco Unit 3	$636	$499	59%
Sherco common facilities	189	128	80
Sherco substation	5	4	59
Electric transmission:
Grand Meadow	11	4	50
Huntley Wilmarth	49	3	50
CapX2020	855	160	51
Total (a)	$1,745	$798
(a)Projects additionally include $10 million in CWIP.
NSPM separately records its share of operating expenses and construction expenditures. Respective owners are responsible for providing their own financing.

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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2024		Dec. 31, 2023
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$21	$339	$18	$340
Recoverable deferred taxes on AFUDC		Plant lives	—	137	—	127
Excess deferred taxes — TCJA	7	Various	8	87	8	96
MISO capacity revenue tracker		One to two years	63	45	36	26
Prairie Island extended power uprate		10 years	4	34	4	38
Benson biomass PPA termination and asset purchase		Four years	10	26	10	36
Deferred purchased natural gas		One to two years	51	25	16	58
Sales true-up and revenue decoupling		One to two years	60	23	7	2
Nuclear refueling outage costs	1	One to two years	51	20	43	19
Contract valuation adjustments (a)	1, 8	Term of related contract	7	16	9	22
Purchased power contracts costs		Term of related contract	1	16	1	20
Conservation programs (b)	1	One to two years	8	15	6	19
Renewable resources and environmental initiatives		Less than one year	34	—	38	—
Gas pipeline inspection and remediation costs		Less than one year	30	—	37	—
Other		Various	16	30	17	34
Total regulatory assets			$364	$813	$250	$837
(a)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.
(b)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2024		Dec. 31, 2023
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$5	$1,105	$5	$1,157
Plant removal costs	1, 10	Various	—	815	—	741
Net AROs (b)		Various	—	161	—	90
Renewable resources and environmental initiatives		Various	16	38	9	27
Deferred natural gas and electric energy/fuel costs (c)		One to two years	348	12	143	—
Conservation programs		Less than one year	41	—	27	—
Contract valuation adjustments (d)	1, 8	Less than one year	21	—	16	—
Other		Various	112	24	100	82
Total regulatory liabilities (e)			$543	$2,155	$300	$2,097
(a)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(b)Includes amounts recorded for future recovery of AROs, less amounts recovered through nuclear decommissioning accruals and gains from decommissioning investments.
(c)Includes Nuclear PTCs.
(d)Includes the fair value of FTR instruments utilized/intended to offset the impacts of transmission system congestion.
(e)Revenue subject to refund of $3 million and $187 million for 2024 and 2023, respectively, is included in other current liabilities.
NSP-Minnesota’s regulatory assets not earning a return include past expenditures of $562 million and $479 million at Dec. 31, 2024 and 2023, respectively, which predominately relate to purchased natural gas (including certain costs related to Winter Storm Uri), sales true-up and revenue decoupling, various renewable resources/environmental initiatives and certain prepaid pension amounts. Additionally, the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed) do not earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2024	Year Ended Dec. 31
		2024	2023	2022
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	—	—	—	—
Average amount outstanding	31	10	17	—
Maximum amount outstanding	139	139	135	4
Weighted average interest rate, computed on a daily basis	4.62%	4.82%	4.97%	3.87%
Weighted average interest rate at period end	N/A	N/A	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2024	Year Ended Dec. 31
		2024	2023	2022
Borrowing limit	$700	$700	$700	$700
Amount outstanding at period end	195	195	165	207
Average amount outstanding	24	54	92	21
Maximum amount outstanding	215	400	441	290
Weighted average interest rate, computed on a daily basis	4.62%	5.39%	4.99%	4.14%
Weighted average interest rate at end of period	4.63	4.63	5.47	4.64
Letters of Credit — NSP-Minnesota uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2024 and 2023, there were $12 million and $15 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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

Features of NSP-Minnesota’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2024	2023
47.0%	47.7%	$150	2
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
If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2024, NSP-Minnesota was in compliance with the financial covenant on its debt agreements.
NSP-Minnesota had the following committed credit facility available as of Dec. 31, 2024 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$207	$493
(a)This credit facility matures in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the facility outstanding at Dec. 31, 2024 and 2023.
Bilateral Credit Agreement — In April 2024, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Dec. 31, 2024, and 2023 NSP-Minnesota had $74 million and $65 million outstanding letters of credit under the $75 million Bilateral Credit Agreement, respectively.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of NSP-Minnesota is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.

Long term debt obligations for NSP-Minnesota as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2024	2023
First mortgage bonds	7.125	July 1, 2025	250	250
First mortgage bonds	6.50	March 1, 2028	150	150
First mortgage bonds	2.25	April 1, 2031	425	425
First mortgage bonds	5.25	July 15, 2035	250	250
First mortgage bonds	6.25	June 1, 2036	400	400
First mortgage bonds	6.20	July 1, 2037	350	350
First mortgage bonds	5.35	Nov. 1, 2039	300	300
First mortgage bonds	4.85	Aug. 15, 2040	250	250
First mortgage bonds	3.40	Aug. 15, 2042	500	500
First mortgage bonds	4.125	May 15, 2044	300	300
First mortgage bonds	4.00	Aug. 15, 2045	300	300
First mortgage bonds	3.60	May 15, 2046	350	350
First mortgage bonds	3.60	Sept. 15, 2047	600	600
First mortgage bonds	2.90	March 1, 2050	600	600
First mortgage bonds (a)	2.60	June 1, 2051	700	700
First mortgage bonds	3.20	April 1, 2052	425	425
First mortgage bonds	4.50	June 1, 2052	500	500
First mortgage bonds (b)	5.10	May 15, 2053	800	800
First mortgage bonds (c)	5.40	March 15, 2054	700	—
Other long-term debt			2	2
Long-term debt — related parties principal amount outstanding (a)	2.60	Jun 1, 2051	(166)	—
Unamortized discount			(49)	(49)
Unamortized debt issuance cost			(80)	(73)
Current maturities			(250)	—
Total long-term debt			$7,607	$7,330
(a)During 2024, Xcel Energy Inc. purchased a portion of these NSP-Minnesota first mortgage bonds for $105 million. Interest expense related to these repurchased bonds was immaterial for the year ended Dec. 31, 2024.
(b)2023 financing.
(c)2024 financing.
Maturities of long-term debt are as follows:

(Millions of Dollars)
2025	$250
2026	—
2027	—
2028	150
2029	—
Dividend Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividend payments are solely to be paid from retained earnings.
NSP-Minnesota’s state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2024:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2024
47.6%	58.2%	53.0%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$1,809	million	$17,490	million	$17,800	million

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,496	$328	$7	$1,831
C&I	2,191	221	—	2,412
Other	36	—	8	44
Total retail	3,723	549	15	4,287
Wholesale	319	—	—	319
Transmission	262	—	—	262
Interchange and other	446	31	—	477
Total revenue from contracts with customers	4,750	580	15	5,345
Alternative revenue and other	349	73	—	422
Total revenues	$5,099	$653	$15	$5,767

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,524	$368	$41	$1,933
C&I	2,298	309	—	2,607
Other	34	—	7	41
Total retail	3,856	677	48	4,581
Wholesale	354	—	—	354
Transmission	263	—	—	263
Interchange and other	493	18	—	511
Total revenue from contracts with customers	4,966	695	48	5,709
Alternative revenue and other	275	59	—	334
Total revenues	$5,241	$754	$48	$6,043

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,463	$510	$38	$2,011
C&I	2,376	433	—	2,809
Other	38	—	7	45
Total retail	3,877	943	45	4,865
Wholesale	668	—	—	668
Transmission	287	—	—	287
Interchange and other	529	19	—	548
Total revenue from contracts with customers	5,361	962	45	6,368
Alternative revenue and other	256	60	—	316
Total revenues	$5,617	$1,022	$45	$6,684

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	7.1	7.0	7.0
Increases (decreases) in tax from:
PTCs (a)	(99.4)	(39.5)	(39.6)
Plant regulatory differences (b)	(9.2)	(5.7)	(6.7)
Other tax credits, net NOL & tax credit allowances	(1.9)	(1.3)	(1.3)
Other, net	0.9	0.3	(0.3)
Effective income tax rate	(81.5)%	(18.2)%	(19.9)%
(a)Wind, Solar, and Nuclear PTCs (net of estimated transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings. Nuclear PTCs, newly available in 2024, resulted in benefits of 39.5% to the ETR for the year ended Dec. 31, 2024.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2024	2023	2022
Current federal tax (benefit) expense	$(149)	$(154)	$70
Current state tax (benefit) expense	(25)	3	26
Current change in unrecognized tax expense (benefit)	3	(21)	8
Deferred federal tax (benefit) expense	(244)	5	(237)
Deferred state tax expense	61	51	23
Deferred change in unrecognized tax (benefit) expense	(1)	8	—
Deferred ITCs	(1)	(1)	(2)
Total income tax benefit	$(356)	$(109)	$(112)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2024	2023	2022
Deferred tax expense (benefit) excluding items below	$246	$326	(283)
Adjustments to deferred income taxes for tax credit cash transfers (a)	(325)	(150)	—
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(99)	(114)	70
Tax (expense) benefit allocated to other comprehensive income and other	(6)	2	(1)
Deferred tax (benefit) expense	$(184)	$64	$(214)
(a)Proceeds from tax credit transfers are included in cash received (paid) for income taxes in the consolidated statement of cash flows.
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2024	2023 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$3,150	$2,938
Regulatory assets	234	173
Operating lease assets	115	129
Pension expense	67	64
Deferred fuel costs	21	20
Other	21	9
Total deferred tax liabilities	$3,608	$3,333

Deferred tax assets:
Tax credit carryforward	$875	$832
Regulatory liabilities	358	306
Operating lease liabilities	115	129
Rate refund	10	59
NOL and tax credit valuation allowances	(68)	(57)
Other employee benefits	28	31
Deferred ITCs	4	4
Other	48	37
Total deferred tax assets	$1,370	$1,341
Net deferred tax liability	$2,238	$1,992
(a)Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2024	2023
Federal tax credit carryforwards	$815	$777
Valuation allowances for federal credit carryforwards	(11)	(5)
State NOL carryforwards	—	1
State tax credit carryforwards, net of federal detriment (a)	60	55
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(57)	(52)
(a)State tax credit carryforwards are net of federal detriment of $16 million and $15 million as of Dec. 31, 2024 and 2023, respectively.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $15 million and $14 million as of Dec. 31, 2024 and 2023, respectively.
Federal carryforward periods expire between 2038 and 2044. State carryforward periods, not including those with indefinite carryforward periods, expire between 2025 and 2036.

Unrecognized Tax Benefits
Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2025
2021	October 2025
Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. In 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agreed with the report and re-recognized the related benefit in 2023.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns. As of Dec. 31, 2024, NSP-Minnesota’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Minnesota	2014-2016	September 2025
Minnesota	2020	June 2025
There are currently no state income tax audits in progress.
Unrecognized tax benefit balance may include permanent tax positions, which if recognized would affect the ETR. In addition, the unrecognized tax benefit balance may include temporary tax positions for which deductibility is highly certain, but for which there is uncertainty about the timing. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority.
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Unrecognized tax benefit — Permanent tax positions	$20	$18
Unrecognized tax benefit — Temporary tax positions	—	—
Total unrecognized tax benefit	$20	$18
Changes in unrecognized tax benefits:

(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$18	$34	$26
Additions based on tax positions related to the current year	3	2	2
Additions for tax positions of prior years	—	1	6
Reductions for tax positions of prior years	(1)	(18)	—
Reductions for tax positions related to settlements with taxing authorities	—	(1)	—
Balance at Dec. 31	$20	$18	$34
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
NOL and tax credit carryforwards	$(17)	$(18)

There exists approximately $20 million of noncurrent liabilities related to unrecognized tax benefits for which there is uncertainty about if or when these liabilities will significantly increase or decrease.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2024	2023	2022
Receivable (payable) for interest related to unrecognized tax benefits at Jan. 1	$1	$(3)	$(2)
Interest (expense) benefit related to unrecognized tax benefits	(1)	4	(1)
Receivable (payable) for interest related to unrecognized tax benefits at Dec. 31	$—	$1	$(3)
No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2024, 2023 or 2022.

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
Unrealized gains for the nuclear decommissioning fund were $1.4 billion and $1.2 billion as of Dec. 31, 2024 and 2023, respectively, and unrealized losses were $49 million and $29 million as of Dec. 31, 2024 and 2023, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Dec. 31, 2024
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$39	$39	$—	$—	$—	$39
Commingled funds	703	—	—	—	1,025	1,025
Debt securities	866	—	832	14	—	846
Equity securities	522	1,583	1	—	—	1,584
Total	$2,130	$1,622	$833	$14	$1,025	$3,494
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $54 million of other miscellaneous investments.

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
For the years ended Dec. 31, 2024 and 2023, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Dec. 31, 2024:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$7	$308	$269	$262	$846
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
As of Dec. 31, 2024, accumulated other comprehensive loss related to interest rate derivatives included immaterial of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2024, NSP-Minnesota had no unsettled interest rate swaps outstanding.
See Note 11 for the financial impact of qualifying interest rate cash flow hedges on NSP-Minnesota’s accumulated other comprehensive loss included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income.
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
The most significant derivative positions outstanding at Dec. 31, 2024 and 2023 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion.
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
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Dec. 31, 2024	Dec. 31, 2023
MWh of electricity	31	38
MMBtu of natural gas	57	64
(a)Not reflective of net positions in the underlying commodities.
(b)Notional amounts for options included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — NSP-Minnesota continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the consolidated balance sheets. NSP-Minnesota often has significant concentrations of credit risk with particular entities or industries in its wholesale, trading and non-trading commodity activities.
As of Dec. 31, 2024, six of NSP-Minnesota’s ten most significant counterparties for these activities, comprising $20 million or 22% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
One of the ten most significant counterparties, comprising $27 million or 29% of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
Three of these significant counterparties, comprising $43 million or 47% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
Three of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
Credit Related Contingent Features — Contract provisions for derivative instruments that NSP-Minnesota enters into, including those accounted for as normal purchase and normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of Dec. 31, 2024 and 2023, there were $11 million and $12 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Dec. 31, 2024 and 2023, there were approximately $63 million and $80 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired. NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2024 and 2023.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2024
Derivatives designated as cash flow hedges
Interest rate	$16	$—
Total	$16	$—
Other derivative instruments
Electric commodity	$—	$(18)
Natural gas commodity	—	2
Total	$—	$(16)
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$(3)	$—
Total	$(3)	$—
Other derivative instruments
Electric commodity	$—	$(48)
Natural gas commodity	—	(1)
Total	$—	$(49)
Year Ended Dec. 31, 2022
Other derivative instruments
Electric commodity	$—	$(7)
Total	$—	$(7)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2024
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(10)	(b)
Electric commodity	—		21	(c)	—
Natural gas commodity	—		—		(7)	(d)(e)
Total	$—		$21		$(17)
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(2)	(b)
Electric commodity	—		45	(c)	—
Natural gas commodity	—		—		(8)	(d)(e)
Total	$—		$45		$(10)
Year Ended Dec. 31, 2022
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$17	(b)
Electric commodity	$—		$1	(c)	$—
Natural gas commodity	—		2	(d)	(8)	(d)(e)
Total	$—		$3		$9
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
(e)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2024, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$5	$20	$8	$33	$(22)	$11	$7	$32	$32	$71	$(42)	$29
Electric commodity	—	—	23	23	(2)	21	—	—	23	23	(7)	16
Natural gas commodity	—	4	—	4	—	4	—	5	—	5	—	5
Total current derivative assets	$5	$24	$31	$60	$(24)	$36	$7	$37	$55	$99	$(49)	$50
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$3	$33	$47	$83	$(16)	$67	$7	$43	$45	$95	$(34)	$61
Total noncurrent derivative assets	$3	$33	$47	$83	$(16)	$67	$7	$43	$45	$95	$(34)	$61

	Dec. 31, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$—	$—	$—	$—	$—	$—	$7	$—	$7	$—	$7
Other derivative instruments:
Commodity trading	6	35	5	46	(22)	24	6	60	5	71	(43)	28
Electric commodity	—	—	1	1	(1)	—	—	—	7	7	(7)	—
Natural gas commodity	—	1	—	1	—	1	—	3	—	3	—	3
Total current derivative liabilities	$6	$36	$6	$48	$(23)	25	$6	$70	$12	$88	$(50)	38
PPAs (b)						6						6
Current derivative instruments						$31						$44
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$9	$30	$40	$79	$(18)	$61	$14	$49	$37	$100	$(36)	$64
Total noncurrent derivative liabilities	$9	$30	$40	$79	$(18)	61	$14	$49	$37	$100	$(36)	64
PPAs (b)						16						22
Noncurrent derivative instruments						$77						$86
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2024 and 2023, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2024 and 2023, derivative assets and liabilities include rights to reclaim cash collateral of $1 million and $3 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$51	$107	$56
Purchases (a)	72	98	157
Settlements (a)	(61)	(65)	(195)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(9)	15	91
Net losses recognized as regulatory assets and liabilities (a)	(21)	(104)	(2)
Balance at Dec. 31	$32	$51	$107
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2024		2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$7,857	$6,755	$7,330	$6,561
Long-term debt - related parties	166	99	—	—
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2024 and 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.89, 4.67 and 4.86% in 2024, 2023, and 2022, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2024 and 2023 were $13 million and $12 million, respectively, of which an immaterial amount was attributable to NSP-Minnesota.
Xcel Energy’s postretirement health care benefit plan is a continuation of certain welfare benefit programs for current employees. A full-time employee’s date of hire or a retiree’s date of retirement determine eligibility for each of the programs.
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
•Investment returns in 2024 were below the assumed level of 7.25%.
•Investment returns in 2023 were above the assumed level of 7.25%.
•Investment returns in 2022 were below the assumed level of 6.60%.
•In 2025, NSP-Minnesota’s expected investment-return assumption is 7.25%.
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

Plan Assets
For each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets measured at fair value:

	Dec. 31, 2024 (a)					Dec. 31, 2023 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$24	$—	$—	$—	$24	$46	$—	$—	$—	$46
Commingled funds	—	—	—	373	373	110	—	—	265	375
Debt securities	—	123	1	—	124	—	127	1	—	128
Equity securities	6	—	—	—	6	8	—	—	—	8
Other	—	1	—	—	1	—	5	—	—	5
Total	$30	$124	$1	$373	$528	$164	$132	$1	$265	$562
(a)See Note 8 for further information regarding fair value measurement inputs and methods.
For each of the fair value hierarchy levels, NSP-Minnesota’s postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2024 (a)					Dec. 31, 2023 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Commingled funds	$—	$—	$—	$1	$1	$—	$—	$—	$1	$1
Debt securities	—	1	—	—	1	—	2	—	—	2
Total	$—	$1	$—	$1	$2	$—	$2	$—	$1	$3
(a)See Note 8 for further information on fair value measurement inputs and methods.
Immaterial assets were transferred in or out of Level 3 for 2024. No assets were transferred in or out of Level 3 for 2023.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Minnesota are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2024	2023	2024	2023
Change in Benefit Obligation:
Obligation at Jan. 1	$660	$657	$42	$48
Service cost	22	21	1	—
Interest cost	34	36	2	3
Plan amendments	—	(1)	—	—
Actuarial (gain) loss	(22)	30	1	(2)
Benefit payments	(82)	(83)	(5)	(7)
Obligation at Dec. 31	$612	$660	$41	$42
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$562	$570	$3	$5
Actual return on plan assets	7	52	—	—
Employer contributions	41	23	4	5
Benefit payments	(82)	(83)	(5)	(7)
Fair value of plan assets at Dec. 31	$528	$562	$2	$3
Funded status of plans at Dec. 31	$(84)	$(98)	$(39)	$(39)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(3)	$(2)
Noncurrent liabilities	(84)	(98)	(36)	(37)
Net amounts recognized	$(84)	$(98)	$(39)	$(39)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2024	2023	2024	2023
Discount rate for year-end valuation	5.88%	5.49%	5.88%	5.54%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	PRI-2012	PRI-2012	PRI-2012	PRI-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	7.00%	6.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	7.50%	5.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	9	6

Accumulated benefit obligation for the pension plan was $557 million and $599 million as of Dec. 31, 2024 and 2023, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the consolidated statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
Service cost	$22	$21	$27	$1	$—	$—
Interest cost	34	36	25	2	3	2
Expected return on plan assets	(46)	(46)	(48)	—	—	—
Amortization of prior service cost	—	—	—	—	(1)	(3)
Amortization of net loss	13	11	24	—	—	1
Settlement charge (a)	37	—	38	—	—	—
Net periodic pension cost	60	22	66	3	2	—
Effects of regulation	(30)	16	(32)	—	—	—
Net benefit cost recognized for financial reporting	$30	$38	$34	$3	$2	$—
Significant Assumptions Used to Measure Costs:
Discount rate	5.49%	5.80%	3.08%	5.54%	5.80%	3.09%
Expected average long-term increase in compensation level	4.25	4.25	3.75	—	—	—
Expected average long-term rate of return on assets	7.25	7.25	6.60	5.00	5.00	4.10
(a)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2024 and 2022, as a result of lump-sum distributions during each plan year, NSP-Minnesota recorded a total pension settlement charge of $37 million and $38 million, respectively, which was not recognized in earnings due to the effects of regulation. There were no settlement charges recorded for the qualified pension plans in 2023.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2024	2023	2024	2023
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$289	$321	$14	$15
Total	$289	$321	$14	$15
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$14	$11	$—	$—
Noncurrent regulatory assets	275	310	13	14
Net-of-tax accumulated other comprehensive income	—	—	1	1
Total	$289	$321	$14	$15

Measurement date	Dec 31, 2024	Dec 31, 2023	Dec 31, 2024	Dec 31, 2023
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2022 - 2025 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$125 million in January 2025, of which $54 million is attributable to NSP-Minnesota.
•$100 million in 2024, of which $41 million was attributable to NSP-Minnesota.
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
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$8 million expected in 2025, of which $5 million is attributable to NSP-Minnesota.
•$11 million during 2024, of which $4 million, was attributable to NSP-Minnesota.
•$11 million during 2023, of which $5 million was attributable to NSP-Minnesota.
•$13 million during 2022, of which $7 million was attributable to NSP-Minnesota.

Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Long-duration fixed income and interest rate swap securities	38%	38%	—%	—%
Domestic and international equity securities	31	31	25	9
Alternative investments	20	20	11	13
Short-to-intermediate fixed income securities	9	9	61	77
Cash	2	2	3	1
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — There were no significant plan amendments made in 2024 and 2022 which affected the pension or postretirement benefit obligation.
In 2023, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
Projected Benefit Payments
NSP-Minnesota’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Net Projected Postretirement Health Care Benefit Payments (a)
2025	$63	$5
2026	$59	$5
2027	58	4
2028	56	4
2029	57	4
2030-2034	269	15
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy, which includes NSP-Minnesota, recognized new postemployment costs and obligations in the fourth quarter of 2023 for employees accepted to a voluntary retirement program.
Utilizing employee information and the following inputs, unfunded obligations of $7 million and $8 million for health plan subsidies and $1 million and $1 million for other medical benefits are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheets as of Dec. 31, 2024 and 2023, respectively.

Significant Assumptions to Measure Benefit Obligations:	2024	2023
Discount rate for year-end valuation	5.00%	5.50%
Mortality table	PRI-2012	PRI-2012
Health care costs trend rate	7.00%	7.00%
Ultimate trend assumption	4.50%	N/A
Years until ultimate trend is reached	9	N/A
Defined Contribution Plans
Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Minnesota was approximately $14 million, $14 million, and $13 million in 2024, 2023 and 2022, respectively.
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

In May 2024, the ALJ recommended a customer refund of $34 million (less a portion of the proceeds received from the settlement with GE). The ALJ indicated that consideration of the $22 million of previously disallowed costs was not in the scope of their recommendation. In 2024, following contested case procedures, the NSP-Minnesota recognized a customer refund of $47 million for replacement power incurred during the outage.
Minnesota 2023 Fuel Clause Adjustment — In March 2024, NSP-Minnesota filed its annual FCA true-up petition to the MPUC.
In 2024, the DOC recommended customer refunds for 2023 replacement power costs incurred during an outage at the Prairie Island generating station (October 2023 through February 2024). NSP-Minnesota estimates that customer refunds would be approximately $22 million if the DOC recommendations are applied to both 2023 and 2024.
In September 2024, the MPUC ruled NSP-Minnesota was imprudent in the operation of the Prairie Island nuclear plant based on an incident that resulted in the extended outage. The MPUC did not quantify the refund and referred the determination of the refund amount to the Office of Administrative Hearings. NSP-Minnesota has recorded an estimated liability for a customer refund. The procedural schedule is as follows:
•Xcel Energy testimony: May 1, 2025
•Intervenor direct testimony: July 2, 2025
•Rebuttal testimony: August 13, 2025
•ALJ Report: March 16, 2026
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
NSP-Minnesota has recognized approximately $1 million of costs/liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
NSP-Minnesota expects to incur $6 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. AROs have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
NSP-Minnesota has also identified coal ash that is expected to be required to be removed from certain closed coal-fueled generating facilities at estimated costs totaling approximately $60 million. AROs have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
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
While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, NSP-Minnesota anticipates the annual costs could be significant, but would be recoverable through regulatory mechanisms. In June 2024, the U.S. Supreme Court issued an order granting a stay of the final rule. In response, the EPA issued a nationwide an administrative stay of the rule. Depending on the outcomes of the underlying legal challenges, the regulation may become applicable in the future.
AROs — AROs have been recorded for NSP-Minnesota’s assets. For nuclear assets, the ARO is associated with the decommissioning of NSP-Minnesota nuclear generating plants.
Aggregate fair value of NSP-Minnesota’s legally restricted assets for funding future nuclear decommissioning was $3.5 billion and $3.2 billion at Dec. 31, 2024 and 2023, respectively.

NSP-Minnesota’s AROs were as follows:

	2024
(Millions of Dollars)	Jan. 1, 2024	Amounts Incurred (a)	Amounts Settled	Accretion	Cash Flow Revisions (b)	Dec. 31, 2024
Electric
Nuclear	$2,107	$—	$—	$106	$263	$2,476
Wind	424	—	—	15	(33)	406
Steam and other production	77	61	(6)	4	3	139
Distribution	17	—	—	1	—	18
Natural gas
Transmission and distribution	32	—	—	2	(1)	33
Other
Miscellaneous	1	—	—	—	—	1
Total liability	$2,658	$61	$(6)	$128	$232	$3,073
(a)Amounts incurred pertain to CCR coal ash regulations and Sherco Solar 1 being placed in service.
(b)In 2024, AROs were revised for changes in timing and estimates of cash flows. Changes in the nuclear AROs were driven by updated assumptions in the nuclear triennial filing coupled with discount rate and escalation rate changes. Wind, steam, and other production AROs were revised due to the results of 2024 dismantling studies.

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
(a)Amounts incurred relate to the Northern Wind farm placed in service.
(b)In 2023, AROs were revised for changes in timing and estimates of cash flows. Changes in wind and nuclear AROs were primarily incurred due to changes in useful lives. Changes in gas transmission and distribution AROs were changes to inflation and discount rate assumptions as well as updated mileage of gas lines and number of services.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Minnesota’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2024. Therefore, an ARO has not been recorded for these facilities.
Nuclear Related
Nuclear Insurance — NSP-Minnesota’s public liability for claims from any nuclear incident is limited to $16.3 billion under the Price-Anderson amendment to the Atomic Energy Act. NSP-Minnesota has $500 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $15.8 billion of exposure is funded by the Secondary Financial Protection Program available from assessments by the federal government.
NSP-Minnesota is subject to assessments of up to $166 million per reactor-incident for each of its three reactors, for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $25 million per reactor-incident during any one year. Maximum assessments are subject to inflation adjustments.
NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from NEIL and EMANI for each of NSP-Minnesota’s two nuclear plant sites. The coverage limits are $2.8 billion for both Monticello and Prairie Island. NEIL also provides business interruption insurance coverage up to $490 million and $420 million at Monticello and Prairie Island, respectively, including the cost of replacement power during prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term.
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $19 million for business interruption insurance and $34 million for property damage insurance if losses exceed accumulated reserve funds.
Nuclear Fuel Disposal — NSP-Minnesota is responsible for temporarily storing spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available.
NSP-Minnesota owns temporary on-site storage facilities for spent fuel at its Monticello and Prairie Island nuclear plants, which consist of storage pools and dry cask facilities. The Monticello dry-cask storage facility currently stores all 30 of the authorized canisters. Monticello’s future spent fuel will continue to be placed in its spent fuel pool. The decommissioning plan addresses the disposition of spent fuel at the end of the licensed life. In October 2023, a CON for additional storage at the Monticello site was approved by the MPUC to support extended operations to 2040.
The Prairie Island dry-cask storage facility currently stores 52 of the 64 authorized casks. In February 2024, NSP-Minnesota filed a CON with the MPUC for additional storage at Prairie Island to support possible life extension to 2054.
Regulatory Plant Decommissioning Recovery — Decommissioning activities for NSP-Minnesota’s nuclear facilities are planned to begin at the end of each unit’s authorized retirement dates, which can be different than the currently approved NRC operating licenses. These decommissioning activities are planned to be completed at both facilities by 2101.
NSP-Minnesota’s current operating licenses allow continued use of its Monticello nuclear plant until 2050 and its Prairie Island nuclear plant until 2033 for Unit 1 and 2034 for Unit 2. NSP-Minnesota's authorized retirement dates are 2040 for Monticello, 2033 for PI Unit 1 and 2034 for PI Unit 2. In February 2025, the MPUC approved a settlement agreement which extends the retirement dates for planning purposes to 2050, 2053, and 2054 for Monticello, PI Unit 1, and PI Unit 2, respectively. Requests to update the authorized retirement dates are expected to be submitted to the MPUC in 2025.
Future decommissioning costs of nuclear facilities are estimated through triennial periodic studies that assess the costs and timing of planned nuclear decommissioning activities for each unit. The most recent triennial decommissioning study was filed in December 2024.

Obligations for decommissioning are expected to be funded 100% by the external decommissioning trust fund. NSP-Minnesota had $3.5 billion and $3.2 billion of assets held in external decommissioning trusts at Dec. 31, 2024, and 2023, respectively.
See Note 8 to the consolidated financial statements for additional discussion.
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
Most of NSP-Minnesota’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted average of 4.7%). For currently existing asset classes, NSP-Minnesota has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
PPAs	$709	$709
Other	166	125
Gross operating lease ROU assets	875	834
Accumulated amortization	(482)	(395)
Net operating lease ROU assets	$393	$439
Components of lease expense:

(Millions of Dollars)	2024	2023	2022
Operating leases
PPA capacity payments	$96	$100	$98
Other operating leases (a)	15	13	9
Total operating lease expense (b)	$111	$113	$107
(a)Includes immaterial short-term lease expense for 2024, 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of Dec. 31, 2024:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases
2025	$101	$13	$114
2026	89	13	102
2027	72	13	85
2028	40	13	53
2029	—	12	12
Thereafter	—	195	195
Total minimum obligation	302	259	561
Interest component of obligation	(22)	(125)	(147)
Present value of minimum obligation	$280	$134	414
Less current portion			(97)
Noncurrent operating lease liabilities			$317

Weighted-average remaining lease term in years			11.9
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2039.
PPAs and Fuel Contracts
Non-Lease PPAs — NSP-Minnesota has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered, and may also include capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2041, contain minimum energy purchase commitments. Total energy payments on those contracts were $186 million, $185 million and $182 million in 2024, 2023 and 2022, respectively.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $64 million, $62 million and $60 million in 2024, 2023 and 2022, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2024, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2025	$32	$53
2026	15	21
2027	13	21
2028	6	22
2029	6	22
Thereafter	2	—
Total (b)	$74	$139
(a)Excludes contingent energy payments for renewable energy PPAs.
(b)Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2025 and 2037. NSP-Minnesota is required to pay additional amounts depending on actual quantities delivered under these agreements.
Estimated minimum purchases for these contracts as of Dec. 31, 2024:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2025	$104	$168	$84	$141
2026	40	62	—	140
2027	4	133	—	108
2028	—	19	—	41
2029	—	67	—	21
Thereafter	—	49	—	29
Total (a)	$148	$498	$84	$480
(a)Includes amounts allocated to NSP-Wisconsin through interchange billings.
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
NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at both Dec. 31, 2024 and 2023, with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2024
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18)	$(2)	$(20)
Other comprehensive income before reclassifications	$12	$—	$12
Accumulated other comprehensive loss at Dec. 31	$(6)	$(2)	$(8)

	2023
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(16)		$(2)	$(18)
Other comprehensive loss before reclassifications	$(3)		$—	$(3)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	1	(a)	—	1
Net current period other comprehensive income	(2)		—	(2)
Accumulated other comprehensive loss at Dec. 31	$(18)		$(2)	$(20)
(a)Included in interest charges.

12. Segment Information
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy. NSP-Minnesota’s chief operating decision maker, the CEO of Xcel Energy, sets financial performance objectives and budgets, with separate targets for regulated electric utility and regulated natural gas utility net income.
The regulated electric utility and regulated natural gas utility segments are managed separately because of inherent differences between activities to serve electric customers and those required to serve natural gas customers, and as the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment. The CEO assesses financial performance, including quarterly and annual budget-to-actual and year-over-year variances in revenues and expenses, to inform operating decisions, capital investments and cost recovery strategies.
NSP-Minnesota has the following reportable segments:
•Regulated Electric Utility — The regulated electric utility segment generates, purchases, transmits, distributes and sells electricity in Minnesota, North Dakota and South Dakota; each state’s regulated electric utility activities qualify as an operating segment, and is aggregated into NSP-Minnesota’s regulated electric utility segment. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes wholesale commodity and trading operations.
•Regulated Natural Gas Utility — The regulated natural gas utility segment purchases, transports, stores, distributes and sells natural gas primarily in portions of Minnesota and North Dakota; each state’s regulated natural gas utility activities qualify as an operating segment, and is aggregated into NSP-Minnesota’s regulated natural gas utility segment.
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

Other segment expenses, net, for the reportable segments includes conservation and DSM expenses, taxes (other than income taxes), other income (expense), net, intersegment expenses and AFUDC - equity.
Non-segment revenues include appliance repair and non-utility real estate activities and revenues associated with processing solid waste into RDF. Non-segment net income also includes costs associated with these activities.
Segment information and reconciliations to NSP-Minnesota’s consolidated operating revenues and net income:

	2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$5,099	$653	$5,752
Intersegment revenue	1	11	12
Total segment revenues	5,100	664	5,764
Electric fuel and purchased power	1,988	—	1,988
Cost of natural gas sold and transported	—	295	295
O&M expenses	1,181	104	1,285
Depreciation and amortization	1,025	80	1,105
Other segment expenses, net	301	53	354
Interest charges and financing costs	307	30	337
Income tax (benefit) expense	(390)	25	(365)
Net income	$688	$77	$765

Total segment revenues			$5,764
Eliminate intersegment revenue			(12)
Non-segment revenues			15
Consolidated operating revenues			$5,767

Total segment net income			$765
Non-segment net income			28
Consolidated net income			$793
(a)Regulated electric results include $460 million of affiliate revenues. Regulated natural gas results include $1 million of affiliate revenues. See Note 13 for further information.

	2023
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$5,241	$754	$5,995
Intersegment revenues	1	2	3
Total segment revenues	5,242	756	5,998
Electric fuel and purchased power	2,069	—	2,069
Cost of natural gas sold and transported	—	466	466
O&M expenses	1,153	98	1,251
Depreciation and amortization	909	71	980
Other segment expenses, net (b)	312	47	359
Interest charges and financing costs	278	26	304
Income tax (benefit) expense	(127)	10	(117)
Net income	$648	$38	$686

Total segment revenues			$5,998
Eliminate intersegment revenue			(3)
Non-segment revenues			48
Consolidated operating revenues			$6,043

Total segment net income			$686
Non-segment net income			21
Consolidated net income			$707
(a)Regulated electric results include $493 million of affiliate revenues. Regulated natural gas results include $1 million of affiliate revenues. See Note 13 for further information.
(b)Other segment expenses, net, for 2023 additionally includes workforce reduction expenses.

	2022
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$5,617	$1,022	$6,639
Intersegment revenues	1	2	3
Total segment revenues	5,618	1,024	6,642
Electric fuel and purchased power	2,416	—	2,416
Cost of natural gas sold and transported	—	741	741
O&M expenses	1,126	94	1,220
Depreciation and amortization	953	60	1,013
Other segment expenses, net	367	48	415
Interest charges and financing costs	257	22	279
Income tax (benefit) expense	(127)	14	(113)
Net income	$626	$45	$671

Total segment revenues			$6,642
Eliminate intersegment revenue			(3)
Non-segment revenues			45
Consolidated operating revenues			$6,684

Total segment net income			$671
Non-segment net income			4
Consolidated net income			$675
(a)Regulated electric results include $514 million of affiliate revenues. See Note 13 for further information.

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
Xcel Energy, Inc.., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2024	2023	2022
Operating revenues:
Electric	$460	$493	$514
Gas	1	1	—
Operating expenses:
Purchased power	65	63	70
Transmission expense	151	142	132
Other operating expenses — paid to Xcel Energy Services Inc.	710	719	673
Interest income	5	1	1
Interest expense	2	5	1
Accounts receivable and payable with affiliates at Dec. 31:

	2024		2023
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$—	$28	$9	$—
PSCo	—	7	5	—
SPS	—	2	—	4
Other subsidiaries of Xcel Energy Inc.	1	63	1	85
	$1	$100	$15	$89
During 2024, Xcel Energy Inc. repurchased certain of NSP-Minnesota’s first mortgage bonds. For more information about these repurchases, see Note 5.

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
No such activities occurred in 2024.
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
Internal Control Over Financial Reporting
No changes in NSP-Minnesota’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2024 that materially affected, or are reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting. NSP-Minnesota maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Minnesota has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2024 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Minnesota’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.

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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2024.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
Consolidated Balance Sheets — As of Dec. 31, 2024 and 2023.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2024, 2023 and 2022.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2024, 2023 and 2022.

3	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	By-Laws of NSP-Minnesota as Amended and Restated on Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds, Supplemental Indentures between NSP-Minnesota and said Trustee
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(3)
4.02*	Supplemental Trust Indenture, dated as of June 1, 1995, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, creating $250 million aggregate principal amount of 7.125% First Mortgage Bonds, Series due July 1, 2025	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.11
4.03*	Supplemental Trust Indenture, dated as of March 1, 1998, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, creating $150 million aggregate principal amount of 6.5% First Mortgage Bonds, Series due March 1, 2028	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.12
4.04*	Supplemental Trust Indenture, dated as of Aug. 1, 2000 (Assignment and Assumption of Trust Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.51
4.05*	Supplemental Trust Indenture, dated as of July 1, 2005, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $250 million aggregate principal amount of 5.25% First Mortgage Bonds, Series due July 15, 2035	NSP-Minnesota Form 8-K dated July 14, 2005	4.01
4.06*	Supplemental Trust Indenture, dated as of May 1, 2006, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $400 million aggregate principal amount of 6.25% First Mortgage Bonds, Series due June 1, 2036	NSP-Minnesota Form 8-K dated May 18, 2006	4.01

4.07*	Supplemental Trust Indenture, dated as of June 1, 2007, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $350 million aggregate principal amount of 6.20% First Mortgage Bonds, Series due July 1, 2037	NSP-Minnesota Form 8-K dated June 19, 2007	4.01
4.08*	Supplemental Trust Indenture, dated as of Nov. 1, 2009, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company., NA, as Trustee, creating $300 million aggregate principal amount of 5.35% First Mortgage Bonds, Series due Nov. 1, 2039	NSP-Minnesota Form 8-K dated Nov. 16, 2009	4.01
4.09*	Supplemental Trust Indenture, dated as of Aug. 1, 2010, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $250 million aggregate principal amount of 4.85% First Mortgage Bonds, Series due Aug. 15, 2040	NSP-Minnesota Form 8-K dated Aug. 4, 2010	4.01
4.10*	Supplemental Trust Indenture, dated as of Aug. 1, 2012, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $500 million aggregate principal amount of 3.40% First Mortgage Bonds, Series due Aug. 15, 2042	NSP-Minnesota Form 8-K dated Aug. 13, 2012	4.01
4.11*	Supplemental Trust Indenture, dated as of May 1, 2014, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.125% First Mortgage Bonds, Series due May 15, 2044	NSP-Minnesota Form 8-K dated May 13, 2014	4.01
4.12*	Supplemental Trust Indenture, dated as of Aug. 1, 2015, by and between NSP-Minnesota and The Bank of New York Mellon Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.00% First Mortgage Bonds, Series due Aug. 15, 2045	NSP-Minnesota Form 8-K dated Aug. 11, 2015	4.01
4.13*	Supplemental Trust Indenture, dated as of May 1, 2016, by and between NSP-Minnesota and The Bank of NY Mellon Trust Company, N.A., as Trustee, creating $350 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due May 15, 2046	NSP-Minnesota Form 8-K dated May 31, 2016	4.01
4.14*	Supplemental Trust Indenture, dated as of Sept. 1, 2017, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due Sept. 15, 2047	NSP-Minnesota Form 8-K dated Sept. 13, 2017	4.01
4.15*	Supplemental Trust Indenture, dated as of Sept. 1, 2019, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 2.90% First Mortgage Bonds, Series due March 1, 2050	NSP-Minnesota Form 8-K dated Sept. 10, 2019	4.01
4.16*	Supplemental Indenture, dated as of June 8, 2020, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $700 million aggregate principal amount of 2.60% First Mortgage Bonds, Series due June 1, 2051	NSP-Minnesota 8-K dated June 15, 2020	4.01
4.17*	Supplemental Indenture, dated as of March 1, 2021, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $425 million principal amount of 2.25% First Mortgage Bonds, Series due April 1, 2031 and $425 million principal amount of 3.20% First Mortgage Bonds, Series due April 1, 2052	NSP-Minnesota 8-K dated March 30, 2021	4.01
4.18*	Supplemental Indenture, dated as of May 1, 2022, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $500 million aggregate principal amount of 4.50% First Mortgage Bonds, Series due June 1, 2052	NSP-Minnesota 8-K dated May 9, 2022	4.01
4.19*	Supplemental Trust Indenture dated as of May 1, 2023 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $800 million aggregate principal amount of 5.10% First Mortgage Bonds, Series due May 15, 2053.	NSP-Minnesota 8-K dated May 8, 2023	4.01
4.20*	Supplemental Trust Indenture dated as of February 1, 2024 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $700,000,000 aggregate principal amount of 5.40% First Mortgage Bonds, Series due March 15, 2054.	NSP-Minnesota 8-K dated Feb. 29, 2024	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08+	Tenth Amendment to Exhibit 10.02 dated May 20, 2024
10.09*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.10*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.11*+	First Amendment to Exhibit 10.10 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.12*+	Second Amendment to Exhibit 10.10 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.13*+	Third Amendment to Exhibit 10.10 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.14*+	Fourth Amendment to Exhibit 10.10 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.15*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.16*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.35

10.17*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards in 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.18*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.19*+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.20*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 8-K dated Jan. 20, 2025	10.01
10.21*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.22*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.23*+	Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form S-8 dated May 22, 2024	4.01
10.24*+	Xcel Energy Inc. Stock Program for Non-Employee Directors (Effective May 22, 2024) under the 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.01
10.25+	Form of Award Agreement for Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025
10.26+	Form of Award Agreement for Performance Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025
10.27*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.03
10.28*+	Form of Award Agreement for Restricted Stock under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.04
10.29*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.30+	Aircraft Time Sharing Agreement, effective Feb. 25, 2025, between Xcel Energy Services Inc., as Operator, and the Chief Executive Officer of Operator
10.31*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan.21, 2004	10.01
10.31*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among NSP-Minnesota, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.02
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
SCHEDULE II
NSP-Minnesota and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$48	$46	$45
Additions charged to costs and expenses	21	30	21
Additions charged to other accounts (a)	7	6	6
Deductions from reserves (b)	(34)	(34)	(26)
Balance at Dec. 31	$42	$48	$46
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 27, 2025	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ RYAN J. LONG
Robert C. Frenzel	Ryan J. Long
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ MELISSA L. OSTROM
Brian J. Van Abel	Melissa L. Ostrom
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Minnesota has not sent, and does not expect to send, an annual report or proxy statement to its security holder.