Form 10-Q
period 2025-03-31
NORTHERN STATES POWER CO
filed 2025-04-24
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2025
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission

Other
ALJ	Administrative Law Judge
ASU	Accounting standards update
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
CSPV	Crystalline Silicon Photovoltaic
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RDF	Refuse-derived fuel
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2024 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Operating revenues
Electric, non-affiliates	$1,172	$1,133
Electric, affiliates	122	122
Natural gas	360	273
Other	3	8
Total operating revenues	1,657	1,536

Operating expenses
Electric fuel and purchased power	495	459
Cost of natural gas sold and transported	216	139
Cost of sales — other	—	4
Operating and maintenance expenses	347	295
Conservation program expenses	41	48
Depreciation and amortization	293	268
Taxes (other than income taxes)	68	68
Total operating expenses	1,460	1,281

Operating income	197	255

Other (expense) income, net	(1)	5
Allowance for funds used during construction — equity	16	11

Interest charges and financing costs
Interest charges and other financing costs	94	88
Allowance for funds used during construction — debt	(8)	(5)
Total interest charges and financing costs	86	83

Income before income taxes	126	188
Income tax benefit	(58)	(23)
Net income	$184	$211

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Net income	$184	$211
Other comprehensive (loss) income
Derivative instruments:
Net fair value (decrease) increase, net of tax	(2)	12

Total other comprehensive (loss) income	(2)	12
Total comprehensive income	$182	$223

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Operating activities
Net income	$184	$211
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	294	270
Nuclear fuel amortization	29	20
Deferred income taxes	(36)	112
Allowance for equity funds used during construction	(16)	(11)
Provision for bad debts	8	6
Changes in operating assets and liabilities:
Accounts receivable	(33)	16
Accrued unbilled revenues	22	13
Inventories	21	15
Other current assets	1	(74)
Accounts payable	(82)	(21)
Net regulatory assets and liabilities	69	(7)
Other current liabilities	23	(170)
Pension and other employee benefit obligations	(56)	(42)
Other, net	1	12
Net cash provided by operating activities	429	350

Investing activities
Capital/construction expenditures	(581)	(612)
Purchase of investment securities	(241)	(189)
Proceeds from the sale of investment securities	240	179
Investments in utility money pool arrangement	(75)	(317)
Repayments from utility money pool arrangement	108	129
Other, net	(1)	(2)
Net cash used in investing activities	(550)	(812)

Financing activities
Repayments of short-term borrowings, net	(130)	(165)
Borrowings under utility money pool arrangement	306	100
Repayments under utility money pool arrangement	(258)	(100)
Proceeds from issuance of long-term debt	—	688
Capital contributions from parent	251	347
Dividends paid to parent	(81)	(121)
Net cash provided by financing activities	88	749

Net change in cash, cash equivalents and restricted cash	(33)	287
Cash, cash equivalents and restricted cash at beginning of period	71	34
Cash, cash equivalents and restricted cash at end of period	$38	$321

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(87)	$(69)
Cash received from income taxes, net; includes proceeds from tax credit transfers	41	76

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$274	$149
Inventory transfers to property, plant and equipment	9	9
Allowance for equity funds used during construction	16	11

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$38	$71
Accounts receivable, net	541	530
Accounts receivable from affiliates	15	1
Investments in money pool arrangements	—	33
Accrued unbilled revenues	250	272
Inventories	309	339
Regulatory assets	389	364
Derivative instruments	23	36
Prepayments and other	142	139
Total current assets	1,707	1,785

Property, plant and equipment, net	21,256	20,860

Other assets
Nuclear decommissioning fund and other investments	3,547	3,548
Regulatory assets	747	813
Derivative instruments	54	67
Operating lease right-of-use assets	369	393
Other	27	19
Total other assets	4,744	4,840
Total assets	$27,707	$27,485

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$250
Short-term debt	65	195
Borrowings under utility money pool arrangement	48	—
Accounts payable	644	631
Accounts payable to affiliates	63	100
Regulatory liabilities	513	543
Taxes accrued	279	221
Accrued interest	87	90
Dividends payable to parent	110	80
Derivative instruments	37	31
Operating lease liabilities	99	97
Other	147	150
Total current liabilities	2,342	2,388

Deferred credits and other liabilities
Deferred income taxes	2,206	2,238
Regulatory liabilities	2,182	2,155
Asset retirement obligations	3,110	3,073
Derivative instruments	72	77
Pension and employee benefit obligations	97	151
Operating lease liabilities	290	317
Other	40	41
Total deferred credits and other liabilities	7,997	8,052

Commitments and contingencies
Capitalization
Long-term debt	7,605	7,607
Long-term debt - related parties	169	166
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at March 31, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	6,650	6,399
Retained earnings	2,954	2,881
Accumulated other comprehensive loss	(10)	(8)
Total common stockholder's equity	9,594	9,272
Total liabilities and equity	$27,707	$27,485
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2025 and 2024
Balance at Dec. 31, 2023	1,000,000	$—	$5,686	$2,541	$(20)	$8,207
Net income				211		211
Other comprehensive income					12	12
Dividends declared to parent				(101)		(101)
Contribution of capital by parent			345			345
Balance at March 31, 2024	1,000,000	$—	$6,031	$2,651	$(8)	$8,674

Balance at Dec. 31, 2024	1,000,000	$—	$6,399	$2,881	$(8)	$9,272
Net income				184		184
Other comprehensive loss					(2)	(2)
Dividends declared to parent				(111)		(111)
Contribution of capital by parent			251			251
Balance at March 31, 2025	1,000,000	$—	$6,650	$2,954	$(10)	$9,594

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2025 and Dec. 31, 2024; the results of NSP-Minnesota’s operations, including the components of net income, comprehensive income, cash flows and changes in stockholder’s equity for the three months ended March 31, 2025 and 2024.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2025 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2024 balance sheet information has been derived from the audited 2024 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2024.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2024, filed with the SEC on Feb. 27, 2025. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2024 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. NSP-Minnesota is currently evaluating the impact of the new disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$582	$572
Less allowance for bad debts	(41)	(42)
Accounts receivable, net	$541	$530

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$242	$234
Fuel	62	81
Natural gas	5	24
Total inventories	$309	$339

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$23,419	$23,218
Natural gas plant	2,499	2,472
Common and other property	1,475	1,450
Plant to be retired (a)	539	554
Construction work in progress	1,777	1,522
Total property, plant and equipment	29,709	29,216
Less accumulated depreciation	(8,928)	(8,753)
Nuclear fuel	3,598	3,491
Less accumulated amortization	(3,123)	(3,094)
Property, plant and equipment, net	$21,256	$20,860
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$250	$250
Amount outstanding at period end	48	—
Average amount outstanding	16	10
Maximum amount outstanding	132	139
Weighted average interest rate, computed on a daily basis	4.28%	4.82%
Weighted average interest rate at period end	4.33	N/A

Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$700	$700
Amount outstanding at period end	65	195
Average amount outstanding	278	54
Maximum amount outstanding	431	400
Weighted average interest rate, computed on a daily basis	4.59%	5.39%
Weighted average interest rate at period end	4.63	4.63
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $12 million of letters of credit outstanding under the credit facility at both March 31, 2025 and Dec. 31, 2024. Amounts approximate their fair value and are subject to fees.
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
At March 31, 2025, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$77	$623
(a)Expires in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2025 and Dec. 31, 2024.
Bilateral Credit Agreement — In April 2025, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2025, NSP-Minnesota had $72 million of outstanding letters of credit under the $75 million bilateral credit agreement.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended March 31, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$401	$195	$—	$596
C&I	544	134	—	678
Other	9	—	3	12
Total retail	954	329	3	1,286
Wholesale	118	—	—	118
Transmission	65	—	—	65
Interchange and other	123	3	—	126
Total revenue from contracts with customers	1,260	332	3	1,595
Alternative revenue and other	34	28	—	62
Total revenues	$1,294	$360	$3	$1,657

	Three Months Ended March 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$368	$138	$7	$513
C&I	522	90	—	612
Other	9	—	1	10
Total retail	899	228	8	1,135
Wholesale	75	—	—	75
Transmission	63	—	—	63
Interchange and other	125	17	—	142
Total revenue from contracts with customers	1,162	245	8	1,415
Alternative revenue and other	93	28	—	121
Total revenues	$1,255	$273	$8	$1,536

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2025	2024
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	7.0	7.0
(Decreases) increases:
PTCs (a)	(66.9)	(35.1)
Plant regulatory differences (b)	(7.0)	(5.2)
Other tax credits, net net operating loss & tax credit allowances	(1.4)	(1.0)
Other, net	1.3	1.1
Effective income tax rate	(46.0)%	(12.2)%
(a)Wind and solar PTCs (net of estimated transfer discounts) are credited to customers (reduction to revenue) and do not materially impact net income.
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
NSP-Minnesota recognizes the costs of funding the decommissioning over the lives of the nuclear plants, assuming rate recovery of all costs. Realized and unrealized gains on fund investments over the life of the fund are deferred as an offset of NSP-Minnesota’s regulatory asset or as a regulatory liability (dependent on funding status) for nuclear decommissioning costs. Consequently, any realized and unrealized gains and losses on securities in the nuclear decommissioning fund are deferred as a component of the regulatory asset/liability.
Unrealized gains for the nuclear decommissioning fund were $1.4 billion as of both March 31, 2025 and Dec. 31, 2024, and unrealized losses were $40 million and $49 million as of March 31, 2025 and Dec. 31, 2024, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2025
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$49	$49	$—	$—	$—	$49
Commingled funds	703	—	—	—	1,015	1,015
Debt securities	879	—	856	14	—	870
Equity securities	529	1,556	1	—	—	1,557
Total	$2,160	$1,605	$857	$14	$1,015	$3,491
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $56 million of other investments, including the rabbi trust.

	Dec. 31, 2024
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$39	$39	$—	$—	$—	$39
Commingled funds	703	—	—	—	1,025	1,025
Debt securities	866	—	832	14	—	846
Equity securities	522	1,583	1	—	—	1,584
Total	$2,130	$1,622	$833	$14	$1,025	$3,494
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $54 million of other investments, including the rabbi trust.

For the three months ended March 31, 2025 and 2024, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2025:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$9	$321	$258	$282	$870
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
As of March 31, 2025, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2025, NSP-Minnesota had unsettled interest swaps outstanding with a notional amount of $390 million. These interest rate derivatives were designated as cash flow hedges, with changes in fair value recorded to other comprehensive income.
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
The most significant derivative positions outstanding at March 31, 2025 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion.
When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of March 31, 2025, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2025	Dec. 31, 2024
Megawatt hours of electricity	18	31
Million British thermal units of natural gas	46	57
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
As of March 31, 2025, three of NSP-Minnesota’s five most significant counterparties for these activities, comprising $19 million, or 24%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
One of the five most significant counterparties, comprising $21 million, or 26%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $39 million or 49% of this credit exposure, had credit quality less than investment grade, based on internal analysis. Four of these significant counterparties are municipal or cooperative electric entities, RTOs or other utilities.
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
As of both March 31, 2025 and Dec. 31, 2024, there were $11 million of derivative liabilities with such underlying contract provisions.

Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of March 31, 2025 and Dec. 31, 2024, there were approximately $61 million and $63 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2025 and Dec. 31, 2024.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended March 31, 2025
Derivatives designated as cash flow hedges:
Interest rate	$(2)	$—
Total	$(2)	$—
Other derivative instruments:
Electric commodity	$—	$(3)
Natural gas commodity	—	1
Total	$—	$(2)

Three Months Ended March 31, 2024
Derivatives designated as cash flow hedges:
Interest rate	$16	$—
Total	$16	$—
Other derivative instruments
Electric commodity	$—	$1
Natural gas commodity	—	3
Total	$—	$4
.

	Pre-Tax Losses Reclassified into Income During the Period from:		Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2025
Other derivative instruments:
Commodity trading	$—		$(12)	(a)
Electric commodity	6	(b)	—
Natural gas commodity	—		(4)	(c)(d)
Total	$6		$(16)

Three Months Ended March 31, 2024
Other derivative instruments:
Commodity trading	$—		$1	(a)
Electric Commodity	4	(b)	—
Natural gas commodity	—		(5)	(c)(d)
Total	$4		$(4)
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
(d)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2025 and 2024.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$1	$—	$1	$—	$1	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$11	$20	$13	$44	$(28)	$16	$5	$20	$8	$33	$(22)	$11
Electric commodity	—	—	7	7	(1)	6	—	—	23	23	(2)	21
Natural gas commodity	—	—	—	—	—	—	—	4	—	4	—	4
Total current derivative assets	$11	$21	$20	$52	$(29)	$23	$5	$24	$31	$60	$(24)	$36
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$28	$40	$73	$(19)	$54	$3	$33	$47	$83	$(16)	$67
Total noncurrent derivative assets	$5	$28	$40	$73	$(19)	$54	$3	$33	$47	$83	$(16)	$67

	March 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$—	$4	$—	$4	$—	$4	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$13	$35	$7	$55	$(29)	$26	$6	$35	$5	$46	$(22)	$24
Electric commodity	—	—	2	2	(1)	1	—	—	1	1	(1)	—
Natural gas commodity	—	—	—	—	—	—	—	1	—	1	—	1
Total current derivative liabilities	$13	$39	$9	$61	$(30)	31	$6	$36	$6	$48	$(23)	25
PPAs (b)						6						6
Current derivative instruments						$37						$31
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$10	$32	$36	$78	$(21)	$57	$9	$30	$40	$79	$(18)	$61
Total noncurrent derivative liabilities	$10	$32	$36	$78	$(21)	57	$9	$30	$40	$79	$(18)	61
PPAs (b)						15						16
Noncurrent derivative instruments						$72						$77
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At March 31, 2025 and Dec. 31, 2024, derivative assets and liabilities include no obligations to return cash collateral. At both March 31, 2025 and Dec. 31, 2024 derivative assets and liabilities include rights to reclaim cash collateral of $3 million and $1 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2025	2024
Balance at Jan. 1	$32	$51
Purchases (a)	—	—
Settlements (a)	(9)	(15)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(2)	—
Net (losses) gains recognized as regulatory assets and liabilities (a)	(6)	3
Balance at March 31	$15	$39
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of March 31, 2025, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$7,855	$6,815	$7,857	$6,755
Long-term debt - related parties	169	100	166	99
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	9	9	1	1
Expected return on plan assets (a)	(11)	(11)	—	—
Amortization of net loss (a)	3	3	—	—
Net periodic benefit cost	6	6	1	1
Effects of regulation	2	3	—	—
Net benefit cost recognized for financial reporting	$8	$9	$1	$1
(a)The components of net periodic cost other than the service cost component are included in the line item “Other (expense) income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2025, contributions totaling $125 million were made across Xcel Energy’s pension plans, of which $54 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2025.

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
In September 2024, the MPUC ruled NSP-Minnesota was imprudent in the operation of the Prairie Island nuclear plant based on an incident that resulted in the extended outage. The MPUC did not quantify the refund and referred the determination of the refund amount to the Office of Administrative Hearings. NSP-Minnesota recorded an estimated liability for a customer refund in 2024. The procedural schedule is as follows:
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
NSP-Minnesota has approximately $1 million of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions, beginning with an Assessment of Corrective Measures.
NSP-Minnesota expects to incur $6 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. AROs have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
NSP-Minnesota has also identified coal ash that is expected to be required to be removed from certain closed coal-generating facilities at estimated costs totaling approximately $60 million. AROs have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
NSP-Minnesota continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
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

Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule applies to generation facilities in Minnesota, as well as other states outside of our service territory. Compliance would require subject facilities to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations.
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
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$25	$23
Other operating leases (a)	6	5
Total operating lease expense (b)	$31	$28
(a)Includes immaterial short-term lease expense for both 2025 and 2024.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating leases as of March 31, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$277	$254	$531
Interest component of obligation	(19)	(123)	(142)
Present value of minimum obligation	$258	$131	389
Less current portion			(99)
Noncurrent operating lease liabilities			$290
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
NSP-Minnesota had approximately 1,347 MW of capacity under long-term PPAs at both March 31, 2025 and Dec. 31, 2024, with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

10. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(6)	$(2)	$(8)	$(18)	$(2)	$(20)
(Losses) gains reclassified from net accumulated other comprehensive income:
Other comprehensive (loss) gain before reclassifications	(2)	—	(2)	12	—	12
Net current period other comprehensive (loss) income	(2)	—	(2)	12	—	12
Accumulated other comprehensive loss at March 31	$(8)	$(2)	$(10)	$(6)	$(2)	$(8)

11. Segment Information
Segment information and reconciliation to NSP-Minnesota’s consolidated net income:

	Three Months Ended March 31, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,294	$360	$1,654
Intersegment revenue	—	2	2
Total segment revenues	1,294	362	1,656
Electric fuel and purchased power	495	—	495
Cost of natural gas sold and transported	—	216	216
O&M expenses	321	25	346
Depreciation and amortization	272	21	293
Other segment expenses, net	70	25	95
Interest charges and financing costs	78	8	86
Income tax (benefit) expense	(74)	18	(56)
Net income	$132	$49	$181

Total segment net income			$181
Non-segment net income			3
Consolidated net income			$184
(a)Regulated electric results include $122 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.

	Three Months Ended March 31, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,255	$273	$1,528
Intersegment revenue	—	1	1
Total segment revenues	1,255	274	1,529
Electric fuel and purchased power	459	—	459
Cost of natural gas sold and transported	—	139	139
O&M expenses	286	23	309
Depreciation and amortization	248	20	268
Other segment expenses, net	90	15	105
Interest charges and financing costs	76	7	83
Income tax (benefit) expense	(49)	19	(30)
Net income	$145	$51	$196

Total segment net income			$196
Non-segment net income			15
Consolidated net income			$211
(a)Regulated electric results include $122 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.
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
Other segment expenses, net, for the reportable segments includes conservation and DSM expenses, taxes (other than income taxes), other (expense) income, net, intersegment expenses and AFUDC - equity.

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

Results of Operations
NSP-Minnesota’s GAAP net income was $184 million for the three months ended March 31, 2025 compared with $211 million for the prior year. The change was driven by increased O&M expenses and depreciation, partially offset by higher recovery of electric and natural gas infrastructure investments.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended March 31, 2025 vs. 2024
Recovery of higher cost of electric fuel and purchased power	$27
Non-fuel riders	20
Regulatory rate outcomes	18
PTCs flowed back to customers (offset by lower ETR)	(18)
Conservation and DSM (offset in expense)	(17)
Other, net	9
Total increase	$39

Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended March 31, 2025 vs. 2024
Recovery of higher natural gas costs (sold and transported)	$74
Conservation revenue (offset in expense)	9
Regulatory rate outcomes	4
Total increase	$87
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
Electric fuel and purchased power expenses increased $36 million year-to-date. The increase was primarily due to increased volumes partially offset by decreased prices and generation mix.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $77 million year-to-date. The increase was primarily due to timing of fuel recovery, higher commodity prices and volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $52 million year-to-date. The increase was primarily due to nuclear generation maintenance, the impact of a 2024 gain on land sale and increased insurance and benefits costs.
Depreciation and Amortization — Depreciation and amortization expense increased $25 million year-to-date as a result of continued system investment.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2024 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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
In February 2025, the MPUC verbally approved the uncontested settlement agreement filed by NSP-Minnesota and various parties, which includes the following terms:
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
In March 2025, NSP-Minnesota filed supplemental direct testimony, updating its total revenue request to $473 million. The procedural schedule is as follows:
•Intervenor direct testimony: August 22, 2025
•Rebuttal testimony: October 10, 2025
•ALJ Report: April 30, 2026
•MPUC Decision: July 31, 2026

2024 North Dakota Electric Rate Case — In December 2024, NSP-Minnesota filed a request with the NDPSC for an annual electric rate increase of approximately $45 million, or 19.3% over current rates established in 2021. The filing is based on a 2025 forecast test year and includes a requested ROE of 10.3%, rate base of approximately $817 million and an equity ratio of 52.5%. In January 2025, the NDPSC approved interim rates, subject to refund, of approximately $27 million (implemented on Feb. 1, 2025). A NDPSC decision is expected in late 2025.
NSP System
Resource Acquisition — In February 2024, NSP filed its Upper Midwest Resource Plan with the MPUC. In October 2024, NSP-Minnesota filed a settlement with several parties reaching agreement on the resource plan, as well as the proposed projects to be approved in the pending 800 MW firm dispatchable resource acquisition.
In February 2025, the MPUC approved the terms of the settlement agreement, including:
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
In April 2025, the U.S. Department of Commerce announced its final determination in the countervailing duty circumvention and anti-dumping investigations. The rates will go into effect after the U.S. International Trade Commission makes its final determination, expected in the second quarter of 2025. Xcel Energy does not expect these determinations to impact its projects.
In January of 2025, the U.S. International Trade Commission made an affirmative determination in the preliminary phase of the anti-dumping and countervailing duty investigations concerning Active Anode Material, a component of lithium-ion batteries, from China. This case will be reviewed by the U.S. Department of Commerce and the International Trade Commission over the course of 2025.
In 2025, several executive orders have been issued imposing new global and country-specific tariffs on many imports, which may impact our procurement and development activities. Due to the current tariff level on Chinese products, utility-scale battery projects are at most risk to be impacted in terms of cost and/or schedule. Additionally, executive orders have been issued relating to the permitting of wind projects and the retirement of coal facilities.
NSP-Minnesota continues to assess the impacts of these tariffs, executive orders, trade complaints and federal policies on its business, including company owned projects and PPAs. NSP-Minnesota may seek regulatory relief, if required, in its jurisdictions.
Continued and/or further policy actions or other restrictions, disruptions in imports from key suppliers, or any new trade complaint could impact viability, timelines and costs of various projects and PPAs.

Environmental Regulation
In March 2025, the EPA announced that the agency will undertake various regulatory actions addressing a wide range of environmental regulations. This includes action on the 2024 power plant greenhouse gas regulations, Effluent Limitation Guidelines, 2024 amendments to the CCR Rule and the 2023 Good Neighbor Plan, though no formal actions have been taken on these regulations to date. We will continue to monitor and respond as appropriate to EPA’s administrative efforts to take action.
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
As of March 31, 2025, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2024, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

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

Northern States Power Company (a Minnesota corporation)

04/24/2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)