Form 10-Q
period 2025-06-30
NORTHERN STATES POWER CO
filed 2025-07-31
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOC	Minnesota Department of Commerce
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Other
ALJ	Administrative Law Judge
ASU	Accounting standards update
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
CSPV	Crystalline Silicon Photovoltaic
CUB	Citizens Utility Board
DSM	Demand side management
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OAG	Office of the Minnesota Attorney General
OBBB	One Big Beautiful Bill Act
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RDF	Refuse-derived fuel
RFP	Request for proposal
ROE	Return on equity
RTO	Regional Transmission Organization
VIE	Variable interest entity
XLI	Xcel Large Industrials

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Operating revenues
Electric, non-affiliates	$1,216	$1,117	$2,388	$2,250
Electric, affiliates	120	120	242	242
Natural gas	110	90	470	363
Other	2	3	5	11
Total operating revenues	1,448	1,330	3,105	2,866

Operating expenses
Electric fuel and purchased power	465	464	960	923
Cost of natural gas sold and transported	45	23	261	162
Operating and maintenance expenses	343	328	690	627
Conservation program expenses	28	42	69	90
Depreciation and amortization	286	272	579	540
Taxes (other than income taxes)	66	52	134	120
Total operating expenses	1,233	1,181	2,693	2,462

Operating income	215	149	412	404

Other income, net	9	3	8	8
Allowance for funds used during construction — equity	17	13	33	24

Interest charges and financing costs
Interest charges and other financing costs	102	91	196	179
Allowance for funds used during construction — debt	(9)	(6)	(17)	(11)
Total interest charges and financing costs	93	85	179	168

Income before income taxes	148	80	274	268
Income tax benefit	(41)	(51)	(99)	(74)
Net income	$189	$131	$373	$342

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net income	$189	$131	$373	$342
Other comprehensive income
Derivative instruments:
Net fair value increase, net of tax	6	—	4	12

Total other comprehensive income	6	—	4	12
Total comprehensive income	$195	$131	$377	$354

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2025	2024
Operating activities
Net income	$373	$342
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	582	544
Nuclear fuel amortization	55	53
Deferred income taxes	184	160
Allowance for equity funds used during construction	(33)	(24)
Provision for bad debts	13	8
Changes in operating assets and liabilities:
Accounts receivable	23	16
Accrued unbilled revenues	(15)	(10)
Inventories	(19)	1
Other current assets	(1)	(46)
Accounts payable	(76)	23
Net regulatory assets and liabilities	(21)	(29)
Other current liabilities	(37)	(270)
Pension and other employee benefit obligations	(54)	(43)
Other, net	(6)	15
Net cash provided by operating activities	968	740

Investing activities
Capital/construction expenditures	(1,367)	(1,308)
Purchase of investment securities	(571)	(469)
Proceeds from the sale of investment securities	570	450
Investments in utility money pool arrangement	(649)	(357)
Repayments from utility money pool arrangement	682	414
Other, net	—	(3)
Net cash used in investing activities	(1,335)	(1,273)

Financing activities
Repayments of short-term borrowings, net	(195)	(165)
Borrowings under utility money pool arrangement	798	100
Repayments under utility money pool arrangement	(798)	(100)
Proceeds from issuance of long-term debt	1,083	687
Capital contributions from parent	251	499
Dividends paid to parent	(190)	(222)
Net cash provided by financing activities	949	799

Net change in cash, cash equivalents and restricted cash	582	266
Cash, cash equivalents and restricted cash at beginning of period	71	34
Cash, cash equivalents and restricted cash at end of period	$653	$300

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(164)	$(149)
Cash received from income taxes, net; includes proceeds from tax credit transfers	313	193

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$291	$217
Inventory transfers to property, plant and equipment	26	21
Operating lease right-of-use assets	—	39
Allowance for equity funds used during construction	33	24

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$653	$71
Accounts receivable, net	481	530
Accounts receivable from affiliates	15	1
Investments in money pool arrangements	—	33
Accrued unbilled revenues	287	272
Inventories	335	339
Regulatory assets	406	364
Derivative instruments	69	36
Prepayments and other	147	139
Total current assets	2,393	1,785

Property, plant and equipment, net	21,787	20,860

Other assets
Nuclear decommissioning fund and other investments	3,749	3,548
Regulatory assets	726	813
Derivative instruments	53	67
Operating lease right-of-use assets	347	393
Other	32	19
Total other assets	4,907	4,840
Total assets	$29,087	$27,485

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$250
Short-term debt	—	195
Accounts payable	639	631
Accounts payable to affiliates	102	100
Regulatory liabilities	465	543
Taxes accrued	213	221
Accrued interest	96	90
Dividends payable to parent	108	80
Derivative instruments	27	31
Operating lease liabilities	100	97
Other	141	150
Total current liabilities	2,141	2,388

Deferred credits and other liabilities
Deferred income taxes	2,495	2,238
Regulatory liabilities	2,288	2,155
Asset retirement obligations	3,149	3,073
Derivative instruments	67	77
Pension and employee benefit obligations	100	151
Operating lease liabilities	265	317
Other	41	41
Total deferred credits and other liabilities	8,405	8,052

Commitments and contingencies
Capitalization
Long-term debt	8,565	7,607
Long-term debt - related parties	294	166
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at June 30, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	6,650	6,399
Retained earnings	3,036	2,881
Accumulated other comprehensive loss	(4)	(8)
Total common stockholder's equity	9,682	9,272
Total liabilities and equity	$29,087	$27,485
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2025 and 2024
Balance at March 31, 2024	1,000,000	$—	$6,031	$2,651	$(8)	$8,674
Net income				131		131
Dividends declared to parent				(103)		(103)
Contribution of capital by parent			153			153
Balance at June 30, 2024	1,000,000	$—	$6,184	$2,679	$(8)	$8,855

Balance at March 31, 2025	1,000,000	$—	$6,650	$2,954	$(10)	$9,594
Net income				189		189
Other comprehensive income					6	6
Dividends declared to parent				(107)		(107)
Balance at June 30, 2025	1,000,000	$—	$6,650	$3,036	$(4)	$9,682

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2025 and 2024
Balance at Dec. 31, 2023	1,000,000	$—	$5,686	$2,541	$(20)	$8,207
Net income				342		342
Other comprehensive income					12	12
Dividends declared to parent				(204)		(204)
Contribution of capital by parent			498			498
Balance at June 30, 2024	1,000,000	$—	$6,184	$2,679	$(8)	$8,855

Balance at Dec. 31, 2024	1,000,000	$—	$6,399	$2,881	$(8)	$9,272
Net income				373		373
Other comprehensive income					4	4
Dividends declared to parent				(218)		(218)
Contribution of capital by parent			251			251
Balance at June 30, 2025	1,000,000	$—	$6,650	$3,036	$(4)	$9,682

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2025 and Dec. 31, 2024; the results of NSP-Minnesota’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and six months ended June 30, 2025 and 2024; and NSP-Minnesota’s cash flows for the six months ended June 30, 2025 and 2024.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2025 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2024 balance sheet information has been derived from the audited 2024 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2024.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$518	$572
Less allowance for bad debts	(37)	(42)
Accounts receivable, net	$481	$530

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$245	$234
Fuel	80	81
Natural gas	10	24
Total inventories	$335	$339

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$23,678	$23,218
Natural gas plant	2,505	2,472
Common and other property	1,507	1,450
Plant to be retired (a)	521	554
Construction work in progress	2,159	1,522
Total property, plant and equipment	30,370	29,216
Less accumulated depreciation	(9,057)	(8,753)
Nuclear fuel	3,623	3,491
Less accumulated amortization	(3,149)	(3,094)
Property, plant and equipment, net	$21,787	$20,860
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	58	10
Maximum amount outstanding	250	139
Weighted average interest rate, computed on a daily basis	4.33%	4.82%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$800	$700
Amount outstanding at period end	—	195
Average amount outstanding	14	54
Maximum amount outstanding	85	400
Weighted average interest rate, computed on a daily basis	4.66%	5.39%
Weighted average interest rate at period end	N/A	4.63
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $12 million of letters of credit outstanding under the credit facility at both June 30, 2025 and Dec. 31, 2024. Amounts approximate their fair value and are subject to fees.
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
In May 2025, NSP-Minnesota entered into an amended five-year credit agreement with a syndicate of banks, with substantially the same terms and conditions as the prior credit agreements. The borrowing limit for NSP-Minnesota was increased from $700 million to $800 million, and the maturity was extended from September 2027 to December 2029.
NSP-Minnesota has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At June 30, 2025, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$800	$12	$788
(a)Expires in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2025 and Dec. 31, 2024.
Bilateral Credit Agreement — In April 2025, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2025, NSP-Minnesota had $72 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings
During the six months ended June 30, 2025, NSP-Minnesota issued $600 million of 5.05% First Mortgage Bonds due May 15, 2035 and $500 million of 5.65% First Mortgage Bonds due May 15, 2055.
Xcel Energy Inc.’s Purchase of NSP-Minnesota’s First Mortgage Bonds — During the six months ended June 30, 2025, Xcel Energy Inc. purchased $128 million in aggregate principal amounts of NSP-Minnesota’s 2.90% First Mortgage Bonds Series due March 1, 2050, 2.60% First Mortgage Bonds Series due June 1, 2051 and 3.20% First Mortgage Bonds Series due April 1, 2052, for $81 million. Bonds purchased by Xcel Energy Inc. are reported in long-term debt - related parties on NSP-Minnesota’s consolidated balance sheet, and interest expense related to the repurchased bonds was immaterial for the six months ended June 30, 2025.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$417	$54	$1	$472
C&I	615	42	—	657
Other	11	—	1	12
Total retail	1,043	96	2	1,141
Wholesale	74	—	—	74
Transmission	66	—	—	66
Interchange and other	123	5	—	128
Total revenue from contracts with customers	1,306	101	2	1,409
Alternative revenue and other	30	9	—	39
Total revenues	$1,336	$110	$2	$1,448

	Three Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$350	$37	$—	$387
C&I	571	25	—	596
Other	10	—	3	13
Total retail	931	62	3	996
Wholesale	57	—	—	57
Transmission	56	—	—	56
Interchange and other	115	11	—	126
Total revenue from contracts with customers	1,159	73	3	1,235
Alternative revenue and other	78	17	—	95
Total revenues	$1,237	$90	$3	$1,330

	Six Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$818	$249	$1	$1,068
C&I	1,159	176	—	1,335
Other	20	—	4	24
Total retail	1,997	425	5	2,427
Wholesale	192	—	—	192
Transmission	131	—	—	131
Interchange and other	246	8	—	254
Total revenue from contracts with customers	2,566	433	5	3,004
Alternative revenue and other	64	37	—	101
Total revenues	$2,630	$470	$5	$3,105

	Six Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$718	$175	$7	$900
C&I	1,093	115	—	1,208
Other	19	—	4	23
Total retail	1,830	290	11	2,131
Wholesale	132	—	—	132
Transmission	119	—	—	119
Interchange and other	240	28	—	268
Total revenue from contracts with customers	2,321	318	11	2,650
Alternative revenue and other	171	45	—	216
Total revenues	$2,492	$363	$11	$2,866

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2025	2024
Federal statutory rate	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	7.0	7.0
(Decreases) increases:
PTCs (a)	(56.6)	(49.9)
Plant regulatory differences (b)	(7.0)	(5.4)
Other tax credits, net operating loss & tax credit allowances	(1.4)	(1.1)
Other, net	0.9	0.8
Effective income tax rate	(36.1)%	(27.6)%
(a)Wind and solar PTCs (net of estimated transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
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
Unrealized gains for the nuclear decommissioning fund were $1.6 billion and $1.4 billion as of June 30, 2025 and Dec. 31, 2024, respectively, and unrealized losses were $47 million and $49 million as of June 30, 2025 and Dec. 31, 2024, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2025
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$56	$56	$—	$—	$—	$56
Commingled funds	703	—	—	—	1,032	1,032
Debt securities	879	—	864	10	—	874
Equity securities	538	1,730	2	—	—	1,732
Total	$2,176	$1,786	$866	$10	$1,032	$3,694
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
For the three and six months ended June 30, 2025 and 2024, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2025:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$14	$327	$258	$275	$874
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
As of June 30, 2025, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2025, NSP-Minnesota had had no unsettled interest swaps outstanding.
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
The most significant derivative positions outstanding at June 30, 2025 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion.

When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2025, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2025	Dec. 31, 2024
Megawatt hours of electricity	47	31
Million British thermal units of natural gas	47	57
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
As of June 30, 2025, three of NSP-Minnesota’s seven most significant counterparties for these activities, comprising $22 million, or 27%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the seven most significant counterparties, comprising $29 million, or 34%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $31 million or 37% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of June 30, 2025 and Dec. 31, 2024, there were $9 million and $11 million of derivative liabilities with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of June 30, 2025 and Dec. 31, 2024, there were approximately $56 million and $63 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2025 and Dec. 31, 2024.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$7	$—
Total	$7	$—
Other derivative instruments:
Electric commodity	$—	$(2)
Total	$—	$(2)

Six Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments:
Electric commodity	$—	$(5)
Natural gas commodity	—	1
Total	$—	$(4)

Three Months Ended June 30, 2024
Other derivative instruments
Electric commodity	$—	$—
Natural gas commodity	—	—
Total	$—	$—

Six Months Ended June 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$16	$—
Total	$16	$—
Other derivative instruments
Electric commodity	$—	$1
Natural gas commodity	$—	$3
Total	$—	$4
.

(Millions of Dollars)	Pre-Tax Losses Reclassified During the Period from Regulatory Assets and Liabilities		Pre-Tax Gains (Losses) Recognized During the Period in Income
Three Months Ended June 30, 2025
Other derivative instruments:
Commodity trading	$—		$4	(a)
Electric commodity	2	(b)	—
Total	$2		$4

Six Months Ended June 30, 2025
Other derivative instruments:
Commodity trading	$—		$(8)	(a)
Electric commodity	8	(b)	—
Natural gas commodity	—		(4)	(c)(d)
Total	$8		$(12)

Three Months Ended June 30, 2024
Other derivative instruments:
Commodity trading	$—		$(14)	(a)
Electric Commodity	2	(b)	—
Total	$2		$(14)

Six Months Ended June 30, 2024
Other derivative instruments:
Commodity trading	$—		$(13)	(a)
Electric commodity	6	(b)	—
Natural gas commodity	—		(5)	(c)(d)
Total	$6		$(18)
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
(d)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the six months ended June 30, 2025 and 2024.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$5	$18	$7	$30	$(20)	$10	$5	$20	$8	$33	$(22)	$11
Electric commodity	—	—	58	58	(2)	56	—	—	23	23	(2)	21
Natural gas commodity	—	3	—	3	—	3	—	4	—	4	—	4
Total current derivative assets	$5	$21	$65	$91	$(22)	$69	$5	$24	$31	$60	$(24)	$36
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$4	$27	$37	$68	$(15)	$53	$3	$33	$47	$83	$(16)	$67
Total noncurrent derivative assets	$4	$27	$37	$68	$(15)	$53	$3	$33	$47	$83	$(16)	$67

	June 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$6	$28	$6	$40	$(20)	$20	$6	$35	$5	$46	$(22)	$24
Electric commodity	—	—	2	2	(2)	—	—	—	1	1	(1)	—
Natural gas commodity	—	1	—	1	—	1	—	1	—	1	—	1
Total current derivative liabilities	$6	$29	$8	$43	$(22)	21	$6	$36	$6	$48	$(23)	25
PPAs (b)						6						6
Current derivative instruments						$27						$31
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$9	$27	$36	$72	$(18)	$54	$9	$30	$40	$79	$(18)	$61
Total noncurrent derivative liabilities	$9	$27	$36	$72	$(18)	54	$9	$30	$40	$79	$(18)	61
PPAs (b)						13						16
Noncurrent derivative instruments						$67						$77
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2025 and Dec. 31, 2024, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2025 and Dec. 31, 2024 derivative assets and liabilities include rights to reclaim cash collateral of $3 million and $1 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2025	2024
Balance at April 1	$15	$39
Purchases (a)	62	72
Settlements (a)	(13)	(27)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(6)	3
Net gains recognized as regulatory assets and liabilities (a)	—	6
Balance at June 30	$58	$93

	Six Months Ended June 30
(Millions of Dollars)	2025	2024
Balance at Jan. 1	$32	$51
Purchases (a)	62	72
Settlements (a)	(22)	(42)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(8)	3
Net (losses) gains recognized as regulatory assets and liabilities (a)	(6)	9
Balance at June 30	$58	$93
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of June 30, 2025, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$8,815	$7,854	$7,857	$6,755
Long-term debt - related parties	294	182	166	99
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$6	$—	$—
Interest cost (a)	9	8	1	—
Expected return on plan assets (a)	(11)	(12)	—	—
Amortization of net loss (a)	3	3	—	—
Settlement charge (b)	—	31	—	—
Net periodic benefit cost	6	36	1	—
Effects of regulation	2	(32)	—	—
Net benefit cost recognized for financial reporting	$8	$4	$1	$—

	Six Months Ended June 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$10	$11	$—	$—
Interest cost (a)	18	17	2	1
Expected return on plan assets (a)	(22)	(23)	—	—
Amortization of net loss (a)	6	6	—	—
Settlement charge (b)	—	31	—	—
Net periodic benefit cost	12	42	2	1
Effects of regulation	4	(29)	—	—
Net benefit cost recognized for financial reporting	$16	$13	$2	$1
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
Prairie Island Outage Prudency Review — In March 2024, NSP-Minnesota filed its annual fuel clause adjustment true-up petition to the MPUC. In a response to that petition, intervenors recommended refunds for replacement power costs related to an outage at the Prairie Island generating station (October 2023 through February 2024).
In a September 2024 decision, the MPUC ruled NSP-Minnesota was imprudent in the operation of the Prairie Island nuclear plant based on an incident that resulted in the extended outage. The MPUC did not quantify the refund and referred the determination of the refund amount to the Office of Administrative Hearings. NSP-Minnesota recorded an estimated liability for a customer refund in 2024.
In May 2025, in the resulting case currently before an ALJ to determine the refund amount, NSP-Minnesota submitted testimony asserting that no more than $6 million of customer refunds are warranted for the outage.
In July 2025, intervenor testimony was filed by the DOC, OAG, and XLI. These parties, together with the CUB, also filed a joint motion requesting the ALJ rule that customer refunds cannot be adjusted as proposed by NSP-Minnesota, including certain reductions for avoided future outages. If the most recent DOC and OAG recommendations are applied to both 2023 and 2024, NSP-Minnesota estimates that the customer refunds would be approximately $34 million.
Rebuttal testimony is due in August 2025, with an ALJ report expected in March 2026 and an MPUC decision expected in the second quarter of 2026.
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

MGP, Landfill and Disposal Sites
NSP-Minnesota is investigating, remediating or performing post-closure actions at seven historical MGP, landfill or other disposal sites across its service territories.
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
In July 2025, the EPA issued a proposed rule amending the CCR Legacy rule. The proposal seeks to extend deadlines for various regulatory actions and clarify previous information regarding implementation of the rule. Xcel Energy is reviewing the rule to determine any potential impacts.
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
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$25	$25
Other operating leases (a)	3	3
Total operating lease expense (b)	$28	$28
(a)Includes immaterial short-term lease expense.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$50	$48
Other operating leases (a)	9	8
Total operating lease expense (b)	$59	$56
(a)Includes immaterial short-term lease expense.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating leases as of June 30, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Leases	Total Operating Leases
Total minimum obligation	$252	$251	$503
Interest component of obligation	(16)	(122)	(138)
Present value of minimum obligation	$236	$129	365
Less current portion			(100)
Noncurrent operating lease liabilities			$265

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
NSP-Minnesota had 1,347 MW of capacity under long-term PPAs at both June 30, 2025 and Dec. 31, 2024, with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

10. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(8)	$(2)	$(10)	$(6)	$(2)	$(8)
Gains reclassified from net accumulated other comprehensive income:
Other comprehensive gain before reclassifications	6	—	6	—	—	—
Net current period other comprehensive income	6	—	6	—	—	—
Accumulated other comprehensive loss at June 30	$(2)	$(2)	$(4)	$(6)	$(2)	$(8)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(6)	$(2)	$(8)	$(18)	$(2)	$(20)
Gains reclassified from net accumulated other comprehensive income:
Other comprehensive gain before reclassifications	4	—	4	12	—	12
Net current period other comprehensive income	4	—	4	12	—	12
Accumulated other comprehensive loss at June 30	$(2)	$(2)	$(4)	$(6)	$(2)	$(8)

11. Segment Information
Segment information and reconciliation to NSP-Minnesota’s consolidated net income:

	Three Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,336	$110	$1,446
Intersegment revenue	—	4	4
Total segment revenues	1,336	114	1,450
Electric fuel and purchased power	465	—	465
Cost of natural gas sold and transported	—	45	45
O&M expenses	313	28	341
Depreciation and amortization	264	21	285
Other segment expenses, net	65	14	79
Interest charges and financing costs	83	10	93
Income tax benefit	(40)	(2)	(42)
Net income (loss)	$186	$(2)	$184

Total segment net income			$184
Non-segment net income			5
Consolidated net income			$189
(a)Regulated electric results include $120 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.

	Three Months Ended June 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,237	$90	$1,327
Electric fuel and purchased power	464	—	464
Cost of natural gas sold and transported	—	23	23
O&M expenses	300	28	328
Depreciation and amortization	251	19	270
Other segment expenses, net	74	8	82
Interest charges and financing costs	77	8	85
Income tax benefit	(51)	—	(51)
Net income	$122	$4	$126

Total segment net income			$126
Non-segment net income			5
Consolidated net income			$131
(a)Regulated electric results include $120 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.

	Six Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$2,630	$470	$3,100
Intersegment revenue	—	6	6
Total segment revenues	2,630	476	3,106
Electric fuel and purchased power	960	—	960
Cost of natural gas sold and transported	—	261	261
O&M expenses	634	53	687
Depreciation and amortization	535	43	578
Other segment expenses, net	135	39	174
Interest charges and financing costs	163	16	179
Income tax (benefit) expense	(114)	16	(98)
Net income	$317	$48	$365

Total segment net income			$365
Non-segment net income			8
Consolidated net income			$373
(a)Regulated electric results include $242 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.

	Six Months Ended June 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$2,492	$363	$2,855
Intersegment revenue	—	1	1
Total segment revenues	2,492	364	2,856
Electric fuel and purchased power	923	—	923
Cost of natural gas sold and transported	—	162	162
O&M expenses	585	52	637
Depreciation and amortization	500	38	538
Other segment expenses, net	164	23	187
Interest charges and financing costs	153	15	168
Income tax (benefit) expense	(100)	19	(81)
Net income	$267	$55	$322

Total segment net income			$322
Non-segment net income			20
Consolidated net income			$342
(a)Regulated electric results include $242 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.
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

Other segment expenses, net, for the reportable segments includes conservation and DSM expenses, taxes (other than income taxes), other income, net, intersegment expenses and AFUDC - equity.

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
We use this non-GAAP financial measure to evaluate and provide details of NSP-Wisconsin’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of NSP-Minnesota. For the three and six months ended June 30, 2025 and 2024, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
NSP-Minnesota’s GAAP net income was $373 million for the six months ended June 30, 2025 compared with $342 million for the prior year. The change was driven by higher recovery of electric infrastructure investments partially offset by increased O&M expenses, depreciation and interest charges.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Six Months Ended June 30, 2025 vs. 2024
Regulatory rate outcomes	$44
Non-fuel riders	38
Recovery of higher electric fuel and purchased power expenses	22
Wholesale generation revenues	12
Sales and demand	12
Electric transmission revenues	11
Conservation and DSM (offset in expense)	(33)
Other, net	32
Total increase	$138
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Six Months Ended June 30, 2025 vs. 2024
Recovery of higher natural gas costs (sold and transported)	$96
Conservation revenue (offset in expense)	12
Other, net	(1)
Total increase	$107
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
Electric fuel and purchased power expenses increased $37 million year-to-date. The increase was primarily due to increased commodity pricing and volumes.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $99 million year-to-date. The increase was primarily due to timing of fuel recovery mechanisms as well as increased commodity prices and volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $63 million year-to-date. The increase was primarily due to higher nuclear generation costs, the impact of a 2024 gain on land sale and increased benefits and insurance costs.
Depreciation and Amortization — Depreciation and amortization expense increased $39 million year-to-date, which was largely the result of system investment.
Interest Charges — Interest charges increased $17 million year-to-date, which was largely due to higher debt levels and interest rates.

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
In January 2025, the Court issued its opinion, which upheld the commission's determination on insurance expense, but reversed and remanded the executive compensation and prepaid pension asset decisions back to the MPUC. In June 2025, the MPUC ordered proceedings to reconsider the treatment of prepaid pension assets and executive compensation, with the procedural schedule expected to be established in the third quarter of 2025.
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
•ALJ Report: April 30, 2026
•MPUC Decision: July 31, 2026
2025 South Dakota Electric Rate Case — In June 2025, NSP-Minnesota filed a request with the SDPUC for a net annual electric rate increase of $44 million (15%). The filing is based on a 2024 historic test year, a requested ROE of 10.3%, rate base of approximately $1.2 billion and an equity ratio of 52.87%. NSP-Minnesota has requested rates to begin on Jan. 1, 2026. If approved as filed, this rate request would result in an average annual residential bill increase of 3% over the period from 2016-2026.
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
On July 8, 2025, two intervenors filed testimony with a range of recommendations. NDPSC Staff recommended an increase of approximately $30 million, with a 9.41% ROE and a 50% equity ratio, along with other proposed adjustments that were not quantified. NSP-Minnesota estimates the NDPSC Staff recommendation would result in a rate increase of $20 million to $25 million. NSP-Minnesota will address these proposals in rebuttal testimony in the third quarter of 2025. A NDPSC decision is expected in early 2026.
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
Additionally, the MPUC approved life extensions of the Red Wing and Mankato RDF plants to 2037 and ordered NSP-Minnesota to file a proposed tariff for customers with super-large load, largely data centers, which was filed in July 2025.
NSP-Minnesota will file additional RFPs for approved resource needs beginning in late 2025 or early 2026.

NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. The RFP closed in December 2023. NSP-Minnesota expects to file for approval of recommended projects in early 2026.
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
Other
Supply Chain
NSP-Minnesota’s ability to meet customer energy requirements and growing customer demand, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain.
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
Tariffs, Trade Complaints and Federal Actions
Several trade cases related to anti-dumping and countervailing duty investigations of CSPV cells are ongoing and we continue to monitor the potential impacts of these cases.
In 2025, several executive orders have been issued imposing new global and country-specific tariffs on many imports, which may impact our procurement and development activities. Additionally, executive orders and actions from government agencies may impact the permitting of wind and solar facilities and the retirement of coal facilities.
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
Tax Law Changes
On July 4, 2025, the President signed into law Public Law No. 119-21 (the “OBBB”). The OBBB modifies certain clean energy tax provisions included in the Inflation Reduction Act. The provisions include:
•Eliminating production and investment tax credits for wind and solar facilities placed in service after 2027, for facilities that begin construction after July 4, 2026.
•The addition of foreign entity of concern rules that apply to projects commencing construction after 2025.
NSP-Minnesota does not expect these provisions to have an impact on our 2025-2029 base capital plan as steps have been taken to begin construction under the IRS’ safe harbor guidance.
On July 7, 2025, the White House issued an Executive Order directing the Secretary of the Treasury to issue guidance to ensure that policies concerning the beginning of construction are not circumvented. NSP-Minnesota will continue to assess the impact of future guidance on its projects as well as its PPAs.
Nuclear Antitrust Class Action
A class action complaint was filed in federal court for the District of Maryland in July 2025, alleging violations of the Sherman Antitrust Act in establishing wages for employees at nuclear facilities since 2003. The complaint names 28 defendants, including all 26 owner operators of nuclear facilities in the United States, or affiliated entities, including Xcel Energy Inc. NSP-Minnesota owns and operates two nuclear facilities in Minnesota, and is assessing the complaint.

Environmental Regulation
In March 2025, the EPA announced that the agency will undertake various regulatory actions addressing a wide range of environmental regulations. This includes action on the 2024 power plant greenhouse gas regulations, Effluent Limitation Guidelines, the 2024 amendments to the CCR Rule and the 2023 Good Neighbor Plan. NSP-Minnesota will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by EPA.
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
In June 2025, the EPA proposed to repeal these and all other GHG emissions standards for the power sector. In the alternative, the EPA proposed to repeal a narrower subset of the 2024 regulations. The EPA provided a 45-day comment period for the proposal.

In July 2025, the EPA additionally proposed to repeal the 2009 Endangerment Finding and associated regulations addressing greenhouse gas emissions under the Clean Air Act. NSP-Minnesota will monitor the proposed rules and evaluate the impacts of any final rule.
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
As of June 30, 2025, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	Amended and Restated Bylaws of NSP-Minnesota, dated Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Trust Indenture dated as of April 1, 2025 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $600,000,000 aggregate principal amount of 5.05% First Mortgage Bonds, Series due May 15, 2035 and $500,000,000 aggregate principal amount of 5.65% First Mortgage Bonds, Series due May 15, 2055.	NSP-Minnesota Form 8-K dated May 5, 2025	4.01
10.01*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Northern States Power Company, a Minnesota corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

July 31, 2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)