Form 10-Q
period 2025-09-30
NORTHERN STATES POWER CO
filed 2025-10-30
CIK 1123852

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2025
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Other
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ASU	Accounting standards update
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
CUB	Citizens Utility Board
DOC	Minnesota Department of Commerce
DSM	Demand side management
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OAG	Office of the Minnesota Attorney General
OBBB	One Big Beautiful Bill Act
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
VIE	Variable interest entity
XLI	Xcel Large Industrials

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2025	2024	2025	2024
Operating revenues
Electric, non-affiliates	$1,541	$1,444	$3,929	$3,694
Electric, affiliates	135	128	377	370
Natural gas	65	59	535	422
Other	2	2	7	13
Total operating revenues	1,743	1,633	4,848	4,499

Operating expenses
Electric fuel and purchased power	526	591	1,486	1,514
Cost of natural gas sold and transported	18	13	279	175
Operating and maintenance expenses	375	338	1,065	965
Conservation program expenses	31	48	100	138
Depreciation and amortization	304	277	883	817
Taxes (other than income taxes)	65	53	199	173
Total operating expenses	1,319	1,320	4,012	3,782

Operating income	424	313	836	717

Other income, net	9	4	17	12
Allowance for funds used during construction — equity	18	15	51	39

Interest charges and financing costs
Interest charges and other financing costs	112	92	308	271
Allowance for funds used during construction — debt	(10)	(8)	(27)	(19)
Total interest charges and financing costs	102	84	281	252

Income before income taxes	349	248	623	516
Income tax expense (benefit)	36	(4)	(63)	(78)
Net income	$313	$252	$686	$594

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2025	2024	2025	2024
Net income	$313	$252	$686	$594
Other comprehensive income
Derivative instruments:
Net fair value increase, net of tax	(1)	—	3	12

Total other comprehensive income	(1)	—	3	12
Total comprehensive income	$312	$252	$689	$606

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2025	2024
Operating activities
Net income	$686	$594
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	889	821
Nuclear fuel amortization	87	85
Deferred income taxes	304	249
Allowance for equity funds used during construction	(51)	(39)
Provision for bad debts	19	15
Changes in operating assets and liabilities:
Accounts receivable	(8)	(34)
Accrued unbilled revenues	7	4
Inventories	(28)	(3)
Other current assets	34	(4)
Accounts payable	(96)	11
Net regulatory assets and liabilities	(67)	22
Other current liabilities	6	(189)
Pension and other employee benefit obligations	(53)	(42)
Other, net	6	2
Net cash provided by operating activities	1,735	1,492

Investing activities
Capital/construction expenditures	(2,291)	(2,043)
Purchase of investment securities	(854)	(693)
Proceeds from the sale of investment securities	851	666
Investments in utility money pool arrangement	(735)	(357)
Repayments from utility money pool arrangement	768	414
Other, net	1	(3)
Net cash used in investing activities	(2,260)	(2,016)

Financing activities
Repayments of short-term borrowings, net	(195)	(165)
Borrowings under utility money pool arrangement	798	100
Repayments under utility money pool arrangement	(798)	(100)
Proceeds from issuance of long-term debt	1,083	687
Repayment of long-term debt	(250)	—
Capital contributions from parent	250	603
Dividends paid to parent	(298)	(325)
Net cash provided by financing activities	590	800

Net change in cash, cash equivalents and restricted cash	65	276
Cash, cash equivalents and restricted cash at beginning of period	71	34
Cash, cash equivalents and restricted cash at end of period	$136	$310

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(255)	$(234)
Cash received from income taxes, net; includes proceeds from tax credit transfers	342	315

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$352	$253
Inventory transfers to property, plant and equipment	34	31
Operating lease and finance lease right-of-use assets	1,043	39
Allowance for equity funds used during construction	51	39

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$136	$71
Accounts receivable, net	499	530
Accounts receivable from affiliates	21	1
Investments in money pool arrangements	—	33
Accrued unbilled revenues	265	272
Inventories	336	339
Regulatory assets	351	364
Derivative instruments	64	36
Prepayments and other	114	139
Total current assets	1,786	1,785

Property, plant and equipment, net	22,489	20,860

Other assets
Nuclear decommissioning fund and other investments	3,922	3,548
Regulatory assets	718	813
Derivative instruments	56	67
Operating lease right-of-use assets	124	393
Finance lease right-of-use assets	1,251	—
Other	20	19
Total other assets	6,091	4,840
Total assets	$30,366	$27,485

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$250
Short-term debt	—	195
Accounts payable	719	631
Accounts payable to affiliates	88	100
Regulatory liabilities	386	543
Taxes accrued	237	221
Accrued interest	101	90
Dividends payable to parent	120	80
Derivative instruments	25	31
Operating lease liabilities	7	97
Other	191	150
Total current liabilities	1,874	2,388

Deferred credits and other liabilities
Deferred income taxes	2,671	2,238
Regulatory liabilities	2,386	2,155
Asset retirement obligations	3,193	3,073
Derivative instruments	69	77
Pension and employee benefit obligations	103	151
Operating lease liabilities	120	317
Finance lease liabilities	1,214	—
Other	41	41
Total deferred credits and other liabilities	9,797	8,052

Commitments and contingencies
Capitalization
Long-term debt	8,504	7,607
Long-term debt - related parties	356	166
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Sept. 30, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	6,611	6,399
Retained earnings	3,229	2,881
Accumulated other comprehensive loss	(5)	(8)
Total common stockholder's equity	9,835	9,272
Total liabilities and equity	$30,366	$27,485
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2025 and 2024
Balance at June 30, 2024	1,000,000	$—	$6,184	$2,679	$(8)	$8,855
Net income				252		252
Dividends declared to parent				(99)		(99)
Contribution of capital by parent			92			92
Balance at Sept. 30, 2024	1,000,000	$—	$6,276	$2,832	$(8)	$9,100

Balance at June 30, 2025	1,000,000	$—	$6,650	$3,036	$(4)	$9,682
Net income				313		313
Other comprehensive loss					(1)	(1)
Dividends declared to parent				(120)		(120)
Distribution of capital to parent			(39)			(39)
Balance at Sept. 30, 2025	1,000,000	$—	$6,611	$3,229	$(5)	$9,835

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2025 and 2024
Balance at Dec. 31, 2023	1,000,000	$—	$5,686	$2,541	$(20)	$8,207
Net income				594		594
Other comprehensive income					12	12
Dividends declared to parent				(303)		(303)
Contribution of capital by parent			590			590
Balance at Sept. 30, 2024	1,000,000	$—	$6,276	$2,832	$(8)	$9,100

Balance at Dec. 31, 2024	1,000,000	$—	$6,399	$2,881	$(8)	$9,272
Net income				686		686
Other comprehensive income					3	3
Dividends declared to parent				(338)		(338)
Contribution of capital by parent			212			212
Balance at Sept. 30, 2025	1,000,000	$—	$6,611	$3,229	$(5)	$9,835

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of Sept. 30, 2025 and Dec. 31, 2024; the results of NSP-Minnesota’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2025 and 2024; and NSP-Minnesota’s cash flows for the nine months ended Sept. 30, 2025 and 2024.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$537	$572
Less allowance for bad debts	(38)	(42)
Accounts receivable, net	$499	$530

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$255	$234
Fuel	49	81
Natural gas	32	24
Total inventories	$336	$339

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$24,339	$23,218
Natural gas plant	2,620	2,472
Common and other property	1,551	1,450
Plant to be retired (a)	511	554
Construction work in progress	2,263	1,522
Total property, plant and equipment	31,284	29,216
Less accumulated depreciation	(9,248)	(8,753)
Nuclear fuel	3,634	3,491
Less accumulated amortization	(3,181)	(3,094)
Property, plant and equipment, net	$22,489	$20,860
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	10
Maximum amount outstanding	—	139
Weighted average interest rate, computed on a daily basis	N/A	4.82%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$800	$700
Amount outstanding at period end	—	195
Average amount outstanding	—	54
Maximum amount outstanding	—	400
Weighted average interest rate, computed on a daily basis	N/A	5.39%
Weighted average interest rate at period end	N/A	4.63
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $44 million and $12 million of letters of credit outstanding under the credit facility at both Sept. 30, 2025 and Dec. 31, 2024, respectively. Amounts approximate their fair value and are subject to fees.
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
At Sept. 30, 2025, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$800	$44	$756
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
As of Sept. 30, 2025, NSP-Minnesota had $69 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings
During the nine months ended Sept. 30, 2025, NSP-Minnesota issued $600 million of 5.05% First Mortgage Bonds due May 15, 2035 and $500 million of 5.65% First Mortgage Bonds due May 15, 2055.
Xcel Energy Inc.’s Purchase of NSP-Minnesota’s First Mortgage Bonds — During the nine months ended Sept. 30, 2025, Xcel Energy Inc. purchased $190 million in aggregate principal amounts of NSP-Minnesota’s 2.90% First Mortgage Bonds Series due March 1, 2050, 2.60% First Mortgage Bonds Series due June 1, 2051 and 3.20% First Mortgage Bonds Series due April 1, 2052, for $122 million. Bonds purchased by Xcel Energy Inc. are reported in long-term debt - related parties on NSP-Minnesota’s consolidated balance sheet, and interest expense related to the repurchased bonds was $1.4 million for the nine months ended Sept. 30, 2025.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$568	$32	$—	$600
C&I	725	28	—	753
Other	11	—	2	13
Total retail	1,304	60	2	1,366
Wholesale	110	—	—	110
Transmission	79	—	—	79
Interchange and other	141	—	—	141
Total revenue from contracts with customers	1,634	60	2	1,696
Alternative revenue and other	42	5	—	47
Total revenues	$1,676	$65	$2	$1,743

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$490	$29	$—	$519
C&I	675	19	—	694
Other	10	—	2	12
Total retail	1,175	48	2	1,225
Wholesale	115	—	—	115
Transmission	79	—	—	79
Interchange and other	111	3	—	114
Total revenue from contracts with customers	1,480	51	2	1,533
Alternative revenue and other	92	8	—	100
Total revenues	$1,572	$59	$2	$1,633

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,386	$281	$1	$1,668
C&I	1,884	204	—	2,088
Other	31	—	6	37
Total retail	3,301	485	7	3,793
Wholesale	302	—	—	302
Transmission	210	—	—	210
Interchange and other	387	8	—	395
Total revenue from contracts with customers	4,200	493	7	4,700
Alternative revenue and other	106	42	—	148
Total revenues	$4,306	$535	$7	$4,848

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,208	$204	$7	$1,419
C&I	1,768	134	—	1,902
Other	29	—	6	35
Total retail	3,005	338	13	3,356
Wholesale	247	—	—	247
Transmission	198	—	—	198
Interchange and other	351	31	—	382
Total revenue from contracts with customers	3,801	369	13	4,183
Alternative revenue and other	263	53	—	316
Total revenues	$4,064	$422	$13	$4,499

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2025	2024
Federal statutory rate	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	7.1	7.1
(Decreases) increases:
PTCs (a)	(31.9)	(36.8)
Plant regulatory differences (b)	(5.8)	(5.7)
Other tax credits, net operating loss & tax credit allowances	(1.0)	(1.2)
Other, net	0.5	0.5
Effective income tax rate	(10.1)%	(15.1)%
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
Unrealized gains for the nuclear decommissioning fund were $1.7 billion and $1.4 billion as of Sept. 30, 2025 and Dec. 31, 2024, respectively, and unrealized losses were $44 million and $49 million as of Sept. 30, 2025 and Dec. 31, 2024, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Sept. 30, 2025
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$68	$68	$—	$—	$—	$68
Commingled funds	696	—	—	—	1,041	1,041
Debt securities	903	—	898	10	—	908
Equity securities	541	1,850	2	—	—	1,852
Total	$2,208	$1,918	$900	$10	$1,041	$3,869
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $53 million of other investments, including the rabbi trust.

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
For the three and nine months ended Sept. 30, 2025 and 2024, there were immaterial transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Sept. 30, 2025:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$9	$341	$271	$287	$908
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
As of Sept. 30, 2025, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2025, NSP-Minnesota had unsettled interest rate derivatives with a notional amount of $90 million and an immaterial fair value.
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
As of Sept. 30, 2025, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Sept. 30, 2025	Dec. 31, 2024
Megawatt hours of electricity	37	31
Million British thermal units of natural gas	38	57
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
As of Sept. 30, 2025, three of NSP-Minnesota’s seven most significant counterparties for these activities, comprising $21 million, or 25%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Three of the seven most significant counterparties, comprising $33 million, or 39%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $28 million or 33% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of Sept. 30, 2025 and Dec. 31, 2024, there were $7 million and $11 million of derivative liabilities with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Sept. 30, 2025 and Dec. 31, 2024, there were approximately $57 million and $63 million of derivative liabilities with such underlying contract provisions, respectively.
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
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2025
Other derivative instruments:
Electric commodity	$—	$10
Natural gas commodity	—	(3)
Total	$—	$7

Nine Months Ended Sept. 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$5
Natural gas commodity	—	(2)
Total	$—	$3

Three Months Ended Sept. 30, 2024
Other derivative instruments
Electric commodity	$—	$(15)
Natural gas commodity	—	(1)
Total	$—	$(16)

Nine Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$16	$—
Total	$16	$—
Other derivative instruments
Electric commodity	$—	$(14)
Natural gas commodity	$—	$2
Total	$—	$(12)

	Pre-Tax Losses Reclassified into Income During the Period From:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2025
Other derivative instruments:
Commodity trading	$—		$—		$3	(a)
Electric commodity	—		(3)	(b)	—
Total	$—		$(3)		$3

Nine Months Ended Sept. 30, 2025
Other derivative instruments:
Commodity trading	$—		$—		$(5)	(a)
Electric commodity	—		5	(b)	—
Natural gas commodity	—		—		(4)	(c)(d)
Total	$—		$5		$(9)

Three Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(e)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$4	(a)
Electric Commodity	—		4	(b)	—
Total	$—		$4		$4

Nine Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(e)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(9)	(a)
Electric commodity	—		10	(b)	—
Natural gas commodity	—		—		(5)	(c)(d)
Total	$—		$10		$(14)
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
(e)Recorded to interest charges.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2025 and 2024.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$4	$11	$8	$23	$(15)	$8	$5	$20	$8	$33	$(22)	$11
Electric commodity	—	—	50	50	(2)	48	—	—	23	23	(2)	21
Natural gas commodity	—	8	—	8	—	8	—	4	—	4	—	4
Total current derivative assets	$4	$19	$58	$81	$(17)	$64	$5	$24	$31	$60	$(24)	$36
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$4	$27	$37	$68	$(12)	$56	$3	$33	$47	$83	$(16)	$67
Total noncurrent derivative assets	$4	$27	$37	$68	$(12)	$56	$3	$33	$47	$83	$(16)	$67

	Sept. 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$5	$19	$6	$30	$(15)	$15	$6	$35	$5	$46	$(22)	$24
Electric commodity	—	—	2	2	(2)	—	—	—	1	1	(1)	—
Natural gas commodity	—	4	—	4	—	4	—	1	—	1	—	1
Total current derivative liabilities	$5	$23	$8	$36	$(17)	19	$6	$36	$6	$48	$(23)	25
PPAs (b)						6						6
Current derivative instruments						$25						$31
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$7	$25	$40	$72	$(14)	$58	$9	$30	$40	$79	$(18)	$61
Total noncurrent derivative liabilities	$7	$25	$40	$72	$(14)	58	$9	$30	$40	$79	$(18)	61
PPAs (b)						11						16
Noncurrent derivative instruments						$69						$77
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2025 and Dec. 31, 2024, derivative assets and liabilities include no obligations to return cash collateral. At Sept. 30, 2025 and Dec. 31, 2024 derivative assets and liabilities include rights to reclaim cash collateral of $2 million and $1 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Balance at July 1	$58	$93
Settlements (a)	(27)	(13)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(1)	(8)
Net gains (losses) recognized as regulatory assets and liabilities (a)	17	(22)
Balance at Sept. 30	$47	$50

	Nine Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Balance at Jan. 1	$32	$51
Purchases (a)	62	72
Settlements (a)	(49)	(55)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(9)	(5)
Net gains (losses) recognized as regulatory assets and liabilities (a)	11	(13)
Balance at Sept. 30	$47	$50
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Sept. 30, 2025, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$8,504	$7,726	$7,857	$6,755
Long-term debt - related parties	356	230	166	99
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6	$5	$—	$—
Interest cost (a)	8	8	—	1
Expected return on plan assets (a)	(12)	(11)	—	—
Amortization of net loss (a)	2	3	—	—
Settlement charge (b)	—	4	—	—
Net periodic benefit cost	4	9	—	1
Effects of regulation	3	(1)	—	—
Net benefit cost recognized for financial reporting	$7	$8	$—	$1

	Nine Months Ended Sept. 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$16	$16	$—	$—
Interest cost (a)	26	25	2	2
Expected return on plan assets (a)	(34)	(34)	—	—
Amortization of net loss (a)	8	9	—	—
Settlement charge (b)	—	35	—	—
Net periodic benefit cost	16	51	2	2
Effects of regulation	7	(30)	—	—
Net benefit cost recognized for financial reporting	$23	$21	$2	$2
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
In May 2025, in the resulting case currently before an ALJ to determine the refund amount, NSP-Minnesota submitted direct testimony asserting that no more than $6 million of customer refunds are warranted for the outage.
In July 2025, intervenor direct testimony was filed by the DOC, OAG, and XLI. These parties, together with the CUB, also filed a joint motion requesting the ALJ rule that customer refunds cannot be adjusted as proposed by NSP-Minnesota, including certain reductions for avoided future outages. If NSP-Minnesota’s proposed adjustments were rejected, and other DOC and OAG direct testimony recommendations were applied to both 2023 and 2024, NSP-Minnesota estimates that the customer refunds would be approximately $34 million. The joint motion was denied in August 2025, and the application of the adjustments will be addressed in the case before the ALJ.
Rebuttal and surrebuttal testimony were filed in August and September 2025. An ALJ report is expected in March 2026, with a MPUC decision expected in the second quarter of 2026.
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
MGP, Landfill and Disposal Sites
NSP-Minnesota is investigating, remediating or performing post-closure actions at eight historical MGP, landfill or other disposal sites across its service territories.
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
In July 2025, the EPA issued a proposed rule amending the CCR Legacy rule. The proposal seeks to extend deadlines for various regulatory actions and clarify previous information regarding implementation of the rule. Xcel Energy will monitor the proposed rule and evaluate the impacts of any final rule.
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
However, the plan is subject to both judicial and administrative stays and the EPA has announced that it intends to reconsider the rule.
Compliance with the published plan would require subject facilities to secure additional allowances, install NOx controls and/or develop a strategy of operations that utilizes the existing allowance allocations. While the financial impacts of the final rule are uncertain and dependent on market forces and anticipated generation, if the rule is implemented, NSP-Minnesota anticipates the annual costs could be significant but would be recoverable through regulatory mechanisms.
Leases
NSP-Minnesota evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, as well as certain contracts for the use of land, vehicles and other equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
In the third quarter of 2025, certain PPAs for natural gas fueled generating facilities were amended, extending NSP-Minnesota’s use of these plants to 2039 and 2048. The amended agreements qualify for classification as finance leases. As of Sept. 30, 2025, other current liabilities and non-current finance lease liabilities include $37 million and $1.2 billion of finance lease obligations for these amended PPAs, respectively. Prior to these amendments, the agreements were classified as operating leases.
PPA finance lease payments are allocated between interest charges and depreciation and amortization on the consolidated statements of income. PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$12	$24
Other operating leases (a)	3	4
Total operating lease expense	$15	$28
Finance leases
Amortization of ROU assets	$3	$—
Interest expense on lease liability	11	—
Total finance lease expense	$14	$—
(a)Includes immaterial short-term lease expense.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$62	$72
Other operating leases (a)	12	12
Total operating lease expense	$74	$84
Finance leases
Amortization of ROU assets	$3	$—
Interest expense on lease liability	11	—
Total finance lease expense	$14	$—
(a)Includes immaterial short-term lease expense.
Commitments under operating and finance leases as of Sept. 30, 2025:

(Millions of Dollars)	Operating Leases	Finance Leases
Total minimum obligation	$248	$2,010
Interest component of obligation	(121)	(759)
Present value of minimum obligation	127	1,251
Less current portion	(7)	(37)
Noncurrent operating and finance lease liabilities	$120	$1,214

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
NSP-Minnesota had 1,347 MW of capacity under long-term PPAs at both Sept. 30, 2025 and Dec. 31, 2024, with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

10. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended Sept. 30, 2025			Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(2)	$(2)	$(4)	$(6)	$(2)	$(8)
Gains reclassified from net accumulated other comprehensive income:
Other comprehensive loss before reclassifications	(1)	—	(1)	—	—	—
Net current period other comprehensive income	(1)	—	(1)	—	—	—
Accumulated other comprehensive loss at Sept. 30	$(3)	$(2)	$(5)	$(6)	$(2)	$(8)

	Nine Months Ended Sept. 30, 2025			Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(6)	$(2)	$(8)	$(18)	$(2)	$(20)
Gains reclassified from net accumulated other comprehensive income:
Other comprehensive gain before reclassifications	3	—	3	12	—	12
Net current period other comprehensive income	3	—	3	12	—	12
Accumulated other comprehensive loss at Sept. 30	$(3)	$(2)	$(5)	$(6)	$(2)	$(8)

11. Segment Information
Segment information and reconciliation to NSP-Minnesota’s consolidated net income:

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,676	$65	$1,741
Intersegment revenue	—	5	5
Total segment revenues	1,676	70	1,746
Electric fuel and purchased power	526	—	526
Cost of natural gas sold and transported	—	18	18
O&M expenses	344	30	374
Depreciation and amortization	280	24	304
Other segment expenses, net	68	12	80
Interest charges and financing costs	93	9	102
Income tax expense (benefit)	41	(7)	34
Net income (loss)	$324	$(16)	$308

Total segment net income			$308
Non-segment net income			5
Consolidated net income			$313
(a)Regulated electric results include $135 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,572	$59	$1,631
Electric fuel and purchased power	591	—	591
Cost of natural gas sold and transported	—	13	13
O&M expenses	312	25	337
Depreciation and amortization	256	21	277
Other segment expenses, net	80	5	85
Interest charges and financing costs	77	7	84
Income tax benefit	(1)	(4)	(5)
Net income	$257	$(8)	$249

Total segment net income			$249
Non-segment net income			3
Consolidated net income			$252
(a)Regulated electric results include $128 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$4,306	$535	$4,841
Intersegment revenue	—	11	11
Total segment revenues	4,306	546	4,852
Electric fuel and purchased power	1,486	—	1,486
Cost of natural gas sold and transported	—	279	279
O&M expenses	978	83	1,061
Depreciation and amortization	815	67	882
Other segment expenses, net	203	51	254
Interest charges and financing costs	256	25	281
Income tax (benefit) expense	(73)	9	(64)
Net income	$641	$32	$673

Total segment net income			$673
Non-segment net income			13
Consolidated net income			$686
(a)Regulated electric results include $377 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$4,064	$422	$4,486
Intersegment revenue	—	1	1
Total segment revenues	4,064	423	4,487
Electric fuel and purchased power	1,514	—	1,514
Cost of natural gas sold and transported	—	175	175
O&M expenses	897	77	974
Depreciation and amortization	756	59	815
Other segment expenses, net	244	28	272
Interest charges and financing costs	230	22	252
Income tax (benefit) expense	(101)	15	(86)
Net income	$524	$47	$571

Total segment net income			$571
Non-segment net income			23
Consolidated net income			$594
(a)Regulated electric results include $370 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.
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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2025	2024	2025	2024
GAAP net income	$313	$252	$686	$594
Sherco Unit 3 2011 outage refunds	—	35	—	46
Less: tax effect of adjustment	—	(10)	—	(13)
Ongoing earnings	$313	$277	$686	$627
Sherco Unit 3 2011 Outage Refunds — NSP-Minnesota’s Sherco Unit 3 experienced an extended outage following a 2011 incident which damaged its turbine. In October 2024 following contested case procedures, the MPUC ordered a customer refund of $46 million for replacement power incurred during the outage, which is presented as a non-recurring charge to electric revenues.

Results of Operations
NSP-Minnesota’s GAAP net income was $686 million for the nine months ended Sept. 30, 2025, compared with $594 million for the prior year. Ongoing net income was $686 million for the nine months ended Sept. 30, 2025, compared to $627 million for the prior year. The higher ongoing earnings primarily reflect higher recovery of electric infrastructure investments, partially offset by increased O&M expenses, depreciation and interest charges.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2025 vs. 2024
Regulatory rate outcomes	$90
Sherco Unit 3 2011 outage refunds	46
Non-fuel riders	39
Estimated impact of weather	23
Sales and demand	19
Electric transmission revenues	14
Conservation and DSM (offset in expense)	(53)
Recovery of lower electric fuel and purchased power expenses	(17)
Other, net	81
Total increase	$242
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2025 vs. 2024
Recovery of higher natural gas costs (sold and transported)	$103
Conservation revenue (offset in expense)	14
Other, net	(4)
Total increase	$113
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
Electric fuel and purchased power expenses decreased $28 million year-to-date. The decrease was primarily due to decreased volumes and capacity costs, partially offset by increased commodity prices.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $104 million year-to-date. The increase was primarily due to timing of fuel recovery mechanisms as well as increased commodity prices and volumes.

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $100 million year-to-date. The increase was primarily due to nuclear generation maintenance, benefits costs, the impact of a 2024 gain on land sale and increased insurance costs.
Depreciation and Amortization — Depreciation and amortization expense increased $66 million year-to-date, which was largely the result of system investment.
Interest Charges — Interest charges increased $37 million year-to-date, which was largely due to higher debt levels.

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
Upcoming, Pending and Recently Concluded Regulatory Proceedings
2025 Minnesota Natural Gas Rate Case — On Oct. 31, 2025, NSP-Minnesota plans to file a natural gas rate case in Minnesota, seeking a total revenue increase of $63 million (8.2%). The filing is based on a 2026 forecast test year and includes an ROE of 10.65%, a 52.5% equity ratio and rate base of $1.5 billion. NSP-Minnesota will also request interim rates of $51 million to go into effect on Jan. 1, 2026. As part of the request, NSP-Minnesota plans to file an option for a stay-out alternative.
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
In January 2025, the Court issued its opinion, which upheld the commission's determination on insurance expense, but reversed and remanded the executive compensation and prepaid pension asset decisions back to the MPUC. In June 2025, the MPUC ordered proceedings to reconsider the treatment of prepaid pension assets and executive compensation, with the procedural schedule expected to be established in the fourth quarter of 2025.
2024 Minnesota Electric Rate Case — In November 2024, NSP-Minnesota filed an electric rate case in Minnesota based on an ROE of 10.3%, a 52.5% equity ratio and rate base of $13.2 billion in 2025 and $14 billion in 2026. In December 2024, the MPUC approved interim rates of $192 million, effective Jan. 1, 2025. In March 2025, NSP-Minnesota filed supplemental direct testimony, updating its total revenue request to $473 million.
In August 2025, eight parties filed testimony. The DOC, OAG, XLI, the CUB, Walmart and Joint Intervenors were the only parties to quantify recommended financial adjustments. XLI recommended $190 million in proposed adjustments, based on a reduced ROE and a reduction in certain O&M expenses. CUB recommended proposed adjustments based on a reduced ROE and elimination of reconnection and late fee revenues. Walmart recommended an adjustment based on a reduced ROE. Other parties provided issue specific recommendations.
Proposed DOC modifications to NSP-Minnesota’s request are summarized below:

(Millions of Dollars)	2025	2026
NSP-Minnesota’s filed base revenue request	$344	$473

Recommended adjustments:
Rate of return	(101)	(107)
O&M expenses	(62)	(56)
Generation capacity revenue (a)	(39)	(40)
Depreciation	(29)	(32)
Federal production tax credits (a)	(22)	(10)
Riverside Generating Plant outage (b)	(18)	(13)
Prepaid pension assets and liability	(11)	(11)
Property tax (a)	(4)	(12)
Other, net	(9)	(25)
Total adjustments	(295)	(306)

Total proposed revenue change	$49	$167
(a)Adjustments largely offset in trackers.
(b)Riverside Generating Plant experienced a mechanical failure in April 2025 that resulted in an extended outage.
Positions on NSP-Minnesota’s filed rate request:

Recommended Position	DOC	XLI	CUB	Walmart
ROE	9.25%	8.96%	9.00%	9.25%
Equity	52.50%	N/A	N/A	N/A
In October 2025, NSP-Minnesota filed rebuttal testimony, updating its total revenue request to $365 million. Of NSP-Minnesota’s proposed adjustments, approximately $100 million relates to depreciation expense and $50 million are largely offset in trackers.
An ALJ report is expected in April 2026, with a MPUC decision expected in the third quarter of 2026.

2025 South Dakota Electric Rate Case — In June 2025, NSP-Minnesota filed a request with the SDPUC for a net annual electric rate increase of $44 million (15%). The filing is based on a 2024 historic test year, a requested ROE of 10.3%, rate base of approximately $1.2 billion and an equity ratio of 52.87%. NSP-Minnesota will request interim rates to begin on Jan. 1, 2026. If approved as filed, this rate request would result in an average annual residential bill increase of 3% over the period from 2016-2026.
The procedural schedule is as follows:
•Intervenor direct testimony: March 20, 2026
•Rebuttal testimony: April 14, 2026
•Evidentiary Hearing: April 28-30, 2026
A SDPUC decision is expected in the second quarter of 2026.
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
On July 8, 2025, two intervenors filed testimony with a range of recommendations. NDPSC Staff recommended an increase of approximately $30 million, with a 9.41% ROE and a 50% equity ratio, along with other proposed adjustments that were not quantified. NSP-Minnesota estimates the NDPSC Staff recommendation would result in a rate increase of $20 million to $25 million. A NDPSC decision is expected in early 2026.
NSP System
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
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025 and plan to file for the requisite approvals of the selected resources with the MPUC and PSCW, respectively, in the fourth quarter of 2025.
•NSP-Minnesota and NSP-Wisconsin will continue to file additional RFPs throughout 2025 and 2026 for resource needs approved as part of the 2024 Upper Midwest Resource Plan.
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
Tariffs, Trade Complaints and Federal Actions
Several trade cases related to anti-dumping and countervailing duty investigations are ongoing and we continue to monitor the potential impacts of these cases.
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
In August 2025, the U.S. Treasury issued further guidance related to the beginning of construction for clean energy projects.
NSP-Minnesota does not expect these provisions to have an impact on our 2026-2030 base capital plan, as steps have been taken to begin construction under the IRS’ safe harbor guidance.
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

Environmental Regulation
Throughout 2025, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. NSP-Minnesota will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
In July 2025, the EPA additionally proposed to repeal the 2009 Endangerment Finding and associated regulations addressing GHG emissions under the Clean Air Act. NSP-Minnesota will monitor the proposed rules and evaluate the impacts of any final rule.
In September 2025, the EPA proposed to amend the Clean Air Act GHG Reporting Program to scale back reporting and recordkeeping requirements. Under the amended program, NSP-Minnesota would no longer be required to report GHG emissions to the federal program. NSP-Minnesota will continue to report GHG emissions as required under state programs. NSP-Minnesota will monitor the proposed rule and evaluate the impacts of any final rule upon state reporting programs.
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

Northern States Power Company (a Minnesota corporation)

October 30, 2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)