Form 10-K
period 2025-12-31
NORTHERN STATES POWER CO
filed 2026-02-25
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 25, 2026, 1,000,000 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 7, 2026. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

Item l — Business
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
DOC	Minnesota Department of Commerce
DOE	United States Department of Energy
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
OAG	Office of the Minnesota Attorney General
NERC	North American Electric Reliability Corporation
NIST	National Institute of Standards and Technology
NRC	Nuclear Regulatory Commission
PHMSA	Pipeline and Hazardous Materials Safety Administration
SDPUC	South Dakota Public Utility Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CIP	Conservation improvement program
DSM	Demand side management
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
ARO	Asset retirement obligation
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Accounting standards update
C&I	Commercial and industrial
CapX2020	Alliance of electric cooperatives, municipals and investor-owned utilities in the upper Midwest involved in a joint transmission line planning and construction effort
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide

CWIP	Construction work in progress
EMANI	European Mutual Association for Nuclear Insurance
ETR	Effective tax rate
FTR	Financial transmission right
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
INPO	Institute of Nuclear Power Operations
IPP	Independent power producing entity
ISO	Independent system operator
ITC	Investment tax credit
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
Native load	Customer demand of retail and wholesale customers that a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NEIL	Nuclear Electric Insurance Ltd.
NOL	Net operating loss
NOx	Nitrogen oxides
O&M	Operating and maintenance
OBBB	One Big Beautiful Bill Act
ONES	Operations, Nuclear, Environmental and Safety
PFAS	Per- and polyfluoroalkyl substances
Post-65	Post-Medicare
PPA	Power purchase agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
RDF	Refuse-derived fuel
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional transmission organization
S&P	Standard & Poor’s Global Ratings
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VaR	Value at risk
VIE	Variable interest entity
XLI	Xcel Large Industrials

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 (including risk factors listed from time to time by NSP-Minnesota in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors or third-parties; our ability to recover costs; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

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

Natural gas customers	0.6 million
Total assets	$31.0 billion
Rate Base (estimated)	$19.4 billion
GAAP ROE	9.19%
Electric generating capacity (owned)	8,700 MW
Gas storage capacity	16.9 Bcf
Electric transmission lines (conductor miles)	34,000 miles
Electric distribution lines (conductor miles)	87,000 miles
Natural gas transmission lines	78 miles
Natural gas distribution lines	11,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. NSP-Minnesota had electric sales volume of 38,827 (millions of KWh), 1.6 million customers and electric revenues of $5,505 million for 2025.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	28%	89%	32%
C&I	56	10	44
Other	16	1	24
Retail Sales/Revenue Statistics (a)

	2025		2024
KWH sales per retail customer	20,444		20,220
Revenue per retail customer	$2,652		$2,348
Residential revenue per KWh	16.25	¢	14.62	¢
C&I revenue per KWh	11.27	¢	10.12	¢
Total retail revenue per KWh	12.97	¢	11.61	¢
(a) See Note 6 to the consolidated financial statements for further information.
Owned and Purchased Energy Generation — 2025
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
See Item 2 — Properties for further information.
Wind
Wind capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available.
Owned — Owned and operated wind farms with corresponding capacity:

2025		2024
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
17	2,451	17	2,445
PPAs — Number of PPAs with capacity range:

2025		2024
PPAs	Range (MW)	PPAs	Range (MW)
95	1 — 206	116	1 — 206
Current contracted wind capacity for PPAs was 2,026 MW and 2,061 MW in 2025 and 2024, respectively.
In 2025, the average cost of wind energy was $6 per MWh for owned generation and $33 per MWh under existing PPAs. In 2024, the average cost of wind energy was $7 per MWh for owned generation and $32 per MWh under existing PPAs. The cost of owned wind includes the impact of PTCs.
Solar
Owned — Owned and operated solar projects with corresponding capacity:

2025		2024
Solar Projects	Capacity (MW)	Solar Projects	Capacity (MW)
1	460	1	223
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	1,405
Utility-Scale	454
Total	1,859
In 2025, the average cost of solar energy was $54 per MWh for owned generation and $97 per MWh under existing distributed and utility-scale generation PPAs. Average cost per MWh for owned generation includes projects placed in service in 2024. The cost of owned solar includes the impact of PTCs. For projects placed in service in 2025, cost per MWh will be available after a full year of operations. In 2024, the average cost of solar energy under existing distributed and utility-scale generation PPAs was $100 per MWh.
Nuclear
The NSP System has two nuclear plants (owned by NSP-Minnesota) with approximately 1,700 MW of total 2025 net summer dependable capacity that safely and reliably generates carbon free electricity. NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication to operate its nuclear plants. NSP-Minnesota uses varying contract lengths as well as multiple producers for uranium concentrates, conversion services and enrichment services to minimize potential impacts caused by supply interruptions due to geographical and world political issues.
Nuclear Fuel Cost — Delivered cost per MMBtu of nuclear fuel consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Nuclear
	Cost	Percent
2025	$0.82	54%
2024	0.83	43

Other
The NSP System’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel
The NSP System’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
The NSP System owns and operates coal units with approximately 1,700 MW of total capacity. All of these units are approved for retirement by 2030.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2026	Sherco 1	680
2028	A.S. King	511
2030	Sherco 3	517	(a)
(a)Based on the NSP System’s ownership interest.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Coal (a)
	Cost	Percent
2025	$1.97	31%
2024	2.24	22
(a)Includes RDF and wood.
Natural Gas
The NSP System owns and operates natural gas plants with approximately 2,700 MW of total capacity.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (nuclear, natural gas and coal):

	Natural Gas
	Cost	Percent
2025	$4.46	15%
2024	1.94	35
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

2025		2024
MW	Date	MW	Date
8,445	July 15	8,822	Aug. 26
Transmission
Transmission lines deliver electricity over long distances from power sources to substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. NSP-Minnesota owns approximately 34,000 conductor miles of transmission lines across the NSP System service territory.
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. NSP-Minnesota has a vast distribution network, owning and operating approximately 87,000 conductor miles of distribution lines across our service territory.
See Item 2 - Properties for further information.

Natural Gas Operations

Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. NSP-Minnesota had natural gas deliveries of 96,561 (thousands of MMBtu), 0.6 million customers and natural gas revenues of $793 million for 2025.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	43%	92%	53%
C&I	44	8	38
Transportation and other	13	<1	9
Sales/Revenue Statistics (a)

	2025	2024
MMBtu sales per retail customer	150	136
Revenue per retail customer	$1,283	$985
Residential revenue per MMBtu	10.08	8.92
C&I revenue per MMBtu	7.09	5.64
Transportation and other revenue per MMBtu	0.72	2.42
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible.
Maximum daily output (firm and interruptible) and occurrence date:

2025		2024
MMBtu	Date	MMBtu	Date
927,557	Dec. 12	841,164	Jan. 19

Natural Gas Supply and Cost
NSP-Minnesota seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption, financial risks and customer rates. In addition, NSP-Minnesota conducts natural gas price hedging activities approved by its states’ commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2025	2024
$4.31	$3.97

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
In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from the transportation sector under the Clean Air Act. NSP-Minnesota will monitor any additional proposed rules and evaluate the impacts of any final rule on the utility sector.
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

Employees
As of Dec. 31, 2025, NSP-Minnesota had 3,151 full-time employees and 11 part-time employees, of which 2,144 were covered under collective-bargaining agreements.

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
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with these regulations, however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
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
•Risks associated with increased reliance on natural gas generation, including gas price volatility and supply constraints during extreme weather events.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
•Risks of thermal runaway incidents associated with large battery storage facilities
•Risks associated with aging infrastructure.
•Risks associated with failures of other business processes and systems.
•Risks associated with regulatory requirements that may extend the operation of our coal facilities beyond planned retirement dates and require additional investments.
•Inability to deliver energy across transmission facilities, including due to congestion, outages, extreme weather, physical or cyber events, delays in construction or upgrades, permitting or siting challenges, or interconnection constraints.
Our utility operations, resource adequacy and system reliability are subject to long-term planning and project risks.
Our ability to reliably serve customer demand depends on the availability of sufficient generation and capacity resources. Changes in load growth, resource retirements, accreditation of resources, generation performance, extreme weather events, or delays in development or delivery of new resources, including the necessary transmission infrastructure, could affect resource adequacy and system reliability.
Most utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology, equipment availability and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals (including regulatory approval in jurisdictions where NSP-Minnesota operates), develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The utility sector is undergoing significant change (e.g., the addition of large loads, increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency or other reductions in expected sales growth could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments. Additionally, increasing uncertainty surrounding federal policy to renewable deployment could negatively impact wind, solar and storage development.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant generation, transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Enterprise level financial and customer billing technology systems may be unable to support the increasing customer complexity. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
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
Our utilities have significant risks associated with wildfires.
In recent years, wildfires have impacted the utility industry. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in availability of vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other environmental factors have increased both the frequency and duration of fire weather conditions and the potential impact of an event. The expansion of the wildland urban interface increases the wildfire risk to surrounding communities and NSP-Minnesota's electric and natural gas infrastructure. Also, wildfires could jeopardize NSP-Minnesota’s electric and gas infrastructure and third-party property and result in temporary power outages or shortages in our service territories.
Our current wildfire mitigation initiatives may not be effective in preventing or reducing ignitions and wildfire-related losses.
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, increased costs of insurance, or ability for insurers to meet their obligations, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
While we carry liability insurance, given an extreme event, damage amounts could exceed our coverage and negatively impact our results of operations, financial condition or cash flows.
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
Additionally, due to the uncertainty involved in price movements and potential deviation from historical pricing, our risk management programs may not be effective to protect against significant adverse market fluctuations and our results of operations, financial condition or cash flows could be materially impacted.
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
We rely on third-party contractors to perform operations, maintenance and construction work. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery and our reputation and could introduce financial risk or risks of fines. Also, suppliers of key assets critical to long-term planning may be limited, creating vendor concentration risk that could increase costs and negatively impact investment execution.
Actions of our employees, directors, third-party contractors or suppliers could expose us to reputational risks.
We could suffer negative impacts to our reputation as a result of actual or perceived fraud, misconduct, legal or regulatory violations, violations of corporate policies, inappropriate use of social media, or other actions by our employees, directors, third-party contractors or suppliers. Reputational damage could have a material adverse effect and could result in negative customer perception, litigation and increased regulatory oversight.
We are subject to the risks of nuclear generation.
NSP-Minnesota has two nuclear generation plants, Prairie Island and Monticello. Risks of nuclear generation include:
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
Regulators may challenge rate increases due to increased customer affordability pressures. Public policy developments, including legislative actions and electoral changes at the state level, may affect recovery mechanisms or allowed returns and may limit recovery timing or cost allocation, negatively impacting our results of operations, financial condition or cash flows.
Growth in large load customers, including data centers, may increase customer concentration, capital requirements and revenue variability risks.
Additional demand from a limited number of customers may increase our credit risk exposure and require incremental infrastructure investment. If anticipated load growth does not materialize as expected or regulatory cost allocation mechanisms evolve, it could negatively impact our results of operations, financial condition or cash flows.
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
As of Dec. 31, 2025, Xcel Energy Inc. and its utility subsidiaries had approximately $31.8 billion of long-term debt and $2.1 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions. Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.
Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.

As of Dec. 31, 2025, Xcel Energy had the following guarantees outstanding:
•$1,173 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$43 million for performance on operating lease agreements, with $43 million of exposure.
•$120 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
Advancements in artificial intelligence and large language models may increase cybersecurity threats and operational risks. Threat actors may use artificial intelligence to enhance their attacks, increasing the frequency, sophistication and potential impact of cyber incidents affecting our IT and OT environment.
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
If our regulators do not allow us to recover the costs incurred to comply with the mandates, it could have a material effect on our results of operations, financial condition or cash flows.
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
Changes in environmental policies and regulations or regulatory decisions may result in early retirements of our operational facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
While we establish strategies and expectations related to climate change and other environmental matters, our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. The potential for unprecedented load growth and the need for additional generation resources to support such growth may further impact the timing or achievement of our climate goals. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
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
Biennially, as part of Xcel Energy’s enterprise risk program, an integrated cybersecurity risk identification and assessment is completed across Xcel Energy’s business, including generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (including systems hosted by third parties) that could be affected by cybersecurity incidents. This analysis includes the impact, likelihood, timeframe and controllability of cybersecurity risks and is presented to the Board of Directors. Management monitors and reviews the results of this analysis, integrating them into the enterprise risk assessment processes and implements appropriate mitigating actions as needed.
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
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations. As of Feb. 25, 2026 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of NSP-Minnesota is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2025	Fuel	Installed	MW (a)
Steam:
A.S. King-Bayport, MN, 1 Unit	Coal	1968	511
Sherco-Becker, MN
Unit 1	Coal	1976	680
Unit 3	Coal	1987	517	(b)
Monticello, MN, 1 Unit	Nuclear	1971	617
Prairie Island-Welch, MN
Unit 1	Nuclear	1973	521
Unit 2	Nuclear	1974	519
Various locations, 4 Units	Wood/RDF	Various	36	(c)
Combustion Turbine:
Angus Anson-Sioux Falls, SD, 3 Units	Natural Gas	1994 - 2005	343
Black Dog-Burnsville, MN, 3 Units	Natural Gas	1987 - 2018	491
Blue Lake-Shakopee, MN, 2 Units	Natural Gas	2005	300	(d)
High Bridge-St. Paul, MN, 3 Units	Natural Gas	2008	530
Inver Hills-Inver Grove Heights, MN, 6 Units	Natural Gas	1972 - 1996	272
Riverside-Minneapolis, MN, 3 Units	Natural Gas	2009	454
Reciprocating Generation:
Blue Lake-Shakopee, MN 3 Units	Natural Gas	Various	24
Hydro:
Hennepin Island-Minneapolis, MN 5 Units	Hydro	1954-1955	6
Wind:
Blazing Star 1-Lincoln County, MN, 100 Units	Wind	2020	200	(e)
Blazing Star 2-Lincoln County, MN, 100 Units	Wind	2021	200	(e)
Border-Rolette County, ND, 75 Units (f)	Wind	2015	150	(e)
Community Wind North-Lincoln County, MN, 12 Units	Wind	2020	26	(e)
Courtenay Wind-Stutsman County, ND, 100 Units	Wind	2016	190	(e)
Crowned Ridge 2-Grant County, SD, 88 Units	Wind	2020	192	(e)
Dakota Range, SD, 72 Units	Wind	2022	298	(e)
Foxtail-Dickey County, ND, 75 Units	Wind	2019	150	(e)
Freeborn-Freeborn County, MN, 100 Units	Wind	2021	200	(e)
Grand Meadow-Mower County, MN, 67 Units	Wind	2008	100	(e)
Jeffers-Cottonwood County, MN, 20 Units	Wind	2020	43	(e)
Lake Benton-Pipestone County, MN, 44 Units	Wind	2019	99	(e)
Mower-Mower County, MN, 43 Units	Wind	2021	91	(e)
Nobles-Nobles County, MN, 133 Units	Wind	2010	200	(e)
Northern Wind-Murray County, MN, 37 Units	Wind	2023	92	(e)
Pleasant Valley-Mower County, MN, 100 Units (f)	Wind	2015	200	(e)
Rock Aetna-Murray County, MN, 8 Units	Wind	2022	20	(e)
Solar:
Sherco Solar 1 and 2-Becker, MN, 130 units	Solar	2024 - 2025	460	(e)
		Total	8,732
(a)Summer 2025 net dependable capacity. Wind and solar is presented as net maximum capacity.
(b)Based on NSP-Minnesota’s ownership of 59%.
(c)RDF is made from municipal solid waste.
(d)Four units were retired in 2025.
(e)Net maximum capacity is attainable only when conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2025, wind facilities had a weighted-average capacity factor of 44%. For solar projects placed in service in 2025, factors will be available after a full year of operations.
(f)Repowered in 2025.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2025:

Conductor Miles
Transmission
500 KV	2,921
345 KV	13,394
230 KV	2,299
161 KV	610
115 KV	8,137
Less than 115 KV	6,569
Total Transmission	33,930

Distribution
Less than 115 KV	87,271

Total	121,201
NSP-Minnesota had 352 electric utility transmission and distribution substations at Dec. 31, 2025.
Natural gas utility mains at Dec. 31, 2025:

Miles
Transmission	78
Distribution	11,117

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
NSP-Minnesota is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
The dividends declared during 2025 and 2024 were as follows:

(Millions of Dollars)	2025	2024
First quarter	$111	$101
Second quarter	107	103
Third quarter	120	99
Fourth quarter	104	150

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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2025	2024
GAAP net income	$904	$793
Sherco Unit 3 2011 outage refunds	—	47
Less: tax effect of adjustments	—	(13)
Ongoing earnings	$904	$827
Sherco Unit 3 2011 Outage Refunds — NSP-Minnesota’s Sherco Unit 3 experienced an extended outage following a 2011 incident which damaged its turbine. In 2024, following contested case procedures, NSP-Minnesota recognized a customer refund of $47 million for replacement power incurred during the outage.

Results of Operations
2025 Comparison with 2024
NSP-Minnesota’s GAAP net income was $904 million for 2025, compared with $793 million for 2024. Ongoing net income was $904 million for 2025, compared to $827 million for 2024. Ongoing earnings increased due to higher recovery of electric infrastructure investments, partially offset by increased O&M expenses, depreciation and interest charges.
Electric Revenue
Electric revenues are impacted by changing sales, fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated (wind, nuclear and solar), which reduce electric revenue and income taxes.

(Millions of Dollars)	2025 vs. 2024
PTCs flowed back to customers	$157
Regulatory rate outcomes	108
Non-fuel riders	51
2011 Sherco 3 outage refunds (a)	47
Estimated impact of weather	28
Electric transmission revenues	26
Sales and demand	17
Conservation and DSM (offset in expense)	(55)
Recovery of lower cost of electric fuel and purchased power	(44)
Other, net	71
Total increase	$406
(a)See “Non-GAAP Financial Measures” section for additional information.
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	2025 vs. 2024
Recovery of higher cost of natural gas	$124
Conservation revenue (offset in expense)	18
Infrastructure and integrity riders	7
Other, net	(9)
Total increase	$140

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
Electric fuel and purchased power expenses decreased $98 million in 2025. The decrease is primarily due to decreased capacity costs due to renegotiated PPAs and decreased wholesale sales.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $126 million in 2025. The increase was primarily due to increased commodity prices, timing of fuel recovery mechanisms, and increased volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $116 million in 2025. The increase is primarily due to benefit costs, nuclear generation costs, the impact of a 2024 gain on land sale and insurance costs.
Depreciation and Amortization — Depreciation and amortization expense increased $77 million in 2025, which was largely the result of system investment.
Interest Charges — Interest charges increased $67 million in 2025, which was largely due to higher debt levels and interest associated with new finance lease PPAs for natural gas fueled generating facilities.
Income Taxes — Income tax benefit decreased $163 million in 2025. The decrease was primarily driven by a decrease in nuclear PTCs due to higher local marginal pricing. PTCs (net of estimated transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.

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

DOT	Pipeline safety compliance.
Minnesota Office of Pipeline Safety	Pipeline safety compliance.

Recovery Mechanisms

Mechanism	Additional Information
CIP Rider	Recovers costs of conservation and DSM programs. Minnesota state law requires NSP-Minnesota to spend no less than 1.75 percent gross annual electric retail energy sales and no less than 1.0 percent gross annual natural gas retail energy sales on CIP. These costs are recovered through an annual cost-recovery mechanism.
Customer Protection Mechanisms	MISO capacity revenue tracker, property tax tracker, annual incentive plan, capital true-up, deferred tax asset refund and credit card fee tracker are all mechanisms that mitigate the impact of changes to costs as compared to a baseline for NSP-Minnesota customers.
Decoupling	Measures natural gas revenues against a baseline revenue per-customer for all Minnesota gas customers in classes with more than 50 customers.
FCA	Recovers prudently incurred costs of fuel related items and purchased energy (Minnesota, North Dakota and South Dakota).
Gas Utility Infrastructure Cost Rider	Recovers costs for transmission and distribution pipeline integrity management programs, including funding for pipeline assessments, deferred costs for sewer separation and pipeline integrity management programs in Minnesota.
Infrastructure Rider	Returns benefits and recovers costs from investments benefiting customers in South Dakota.
Natural Gas Innovation Act Rider	Recovers costs for pilot projects and research programs aimed at innovative technologies and emission-reducing gas initiatives in Minnesota. The approved plan spans a five-year period beginning in 2025.
Purchased Gas Adjustment	Provides for prospective monthly rate adjustments in Minnesota and North Dakota for costs of purchased natural gas, transportation and storage service. Includes a true-up process for difference between projected and actual costs.
Renewable Development Fund Rider	Allocates money collected from customers for Minnesota solar energy incentive programs, renewable energy projects, payments to the MN Office of Management and Budget, and other legislative mandates.
Renewable Energy Rider	Recovers cost of renewable generation in North Dakota.
RES Rider	Recovers cost of renewable generation in Minnesota.
Sales True-up	Mitigates the impact of changes to sales levels as compared to a baseline for all Minnesota electric customers.
Transmission Cost Recovery Rider	Recovers costs for investments in Minnesota, North Dakota, and South Dakota for electric transmission and distribution grid modernization.
Pending and Recently Concluded Regulatory Proceedings
2025 Minnesota Natural Gas Rate Case — In October 2025, NSP-Minnesota filed a natural gas rate case in Minnesota, seeking a total revenue increase of $63 million (8.2%). The filing is based on a 2026 forecast test year and includes an ROE of 10.65%, a 52.5% equity ratio and rate base of $1.5 billion. NSP-Minnesota requested interim rates of $51 million effective January 1, 2026, which were approved by the MPUC. An MPUC decision is expected in the fourth quarter of 2026.
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
In January 2025, the Court issued its opinion, which upheld the commission's determination on insurance expense, but reversed and remanded the executive compensation and prepaid pension asset decisions back to the MPUC. In June 2025, the MPUC ordered proceedings to reconsider the treatment of prepaid pension assets and executive compensation, with a decision expected in 2026.
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
In August 2025, eight parties filed testimony. The DOC, OAG, XLI, the CUB, Walmart and Joint Intervenors were the only parties to quantify recommended financial adjustments. The DOC and XLI recommended $306 million and $190 million of adjustments, respectively, largely based on a reduction in ROE, certain O&M expenses and other costs offset in trackers. Other parties recommended adjustments based on reduced ROE and issue specific recommendations.
In October 2025, NSP-Minnesota filed rebuttal testimony, updating its total revenue request to $365 million. Of NSP-Minnesota’s proposed adjustments, approximately $100 million relates to depreciation expense and $50 million are largely offset in trackers. In November 2025, the DOC filed surrebuttal testimony, re-asserting their proposed ROE of 9.25%.
An ALJ report is expected in April 2026, with a MPUC decision expected in the third quarter of 2026.
2025 South Dakota Electric Rate Case — In June 2025, NSP-Minnesota filed a request with the SDPUC for a net annual electric rate increase of $44 million (15%). The filing is based on a 2024 historic test year, a requested ROE of 10.3%, rate base of approximately $1.2 billion and an equity ratio of 52.87%. Interim rates were implemented on Jan. 1, 2026. If approved as filed, this rate request would result in an average annual residential bill increase of 3% over the period from 2016-2026.
The procedural schedule is as follows:
•Intervenor direct testimony: March 20, 2026
•Rebuttal testimony: April 14, 2026
•Evidentiary Hearing: April 28-30, 2026
A SDPUC decision is expected in the first half of 2026.
2024 North Dakota Electric Rate Case — In December 2024, NSP-Minnesota filed a request with the NDPSC for an annual electric rate increase of $45 million (19.3% over current rates established in 2021). The filing is based on a 2025 forecast test year and includes a requested ROE of 10.3%, rate base of approximately $817 million and an equity ratio of 52.5%. In January 2025, the NDPSC approved interim rates, subject to refund, of approximately $27 million (implemented on Feb. 1, 2025).
In February 2026, the NDPSC approved a settlement agreement filed by NSP-Minnesota and NDPSC Staff, effective April 1st, 2026, including a base revenue increase of $24 million, based on a ROE of 9.8% and equity ratio of 52.5%.
2026 North Dakota Natural Gas Rate Case — In January 2026, NSP-Minnesota filed a natural gas rate case in North Dakota, for an annual rate increase of $14 million (11.9%). The filing is based on a 2026 forecast test year and includes an ROE of 10.85%, a 52.5% equity ratio and rate base of $235 million. NSP-Minnesota requested interim rates of $12 million effective April 1, 2026.

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
Nuclear Spent Fuel Storage — NSP-Minnesota has interim on-site storage for spent nuclear fuel at its Monticello and Prairie Island nuclear generating plants. Authorized storage capacity is sufficient to allow NSP-Minnesota to operate until 2040 for Monticello, and 2054 for Prairie Island.
In December 2024, the NRC approved a Subsequent License Renewal application for extended Monticello Plant operation through 2050 (Subsequent Renewed Facility Operating License No. DPR-22, Accession No. ML24310A345). NSP-Minnesota will need authorization from the MPUC for additional storage capacity through 2050.
NSP-Minnesota has notified the NRC of intent to apply for Prairie Island Subsequent License Renewal which would extend operation of Unit 1 to 2053 and Unit 2 to 2054.
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
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retiring Sherco coal units, and 650 MW of solar and storage resources to specifically reutilize the interconnection rights associated with the retiring King coal unit. NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025. NSP-Minnesota filed for requisite approvals of the selected resources with the MPUC in the fourth quarter of 2025 (decision expected in early 2026); NSP-Wisconsin expects to file for approvals with the PSCW in 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Additionally, NSP-Minnesota is seeking to procure up to 600 MW of solar or solar + storage capacity that will achieve commercial operation by December 31, 2029, and meet Minnesota’s Distributed Solar Energy Standard eligibility requirements. Bids are due in March 2026, and filing for MPUC approval is expected by the end of 2026, ahead of the established procedural schedule.
•NSP-Minnesota and NSP-Wisconsin may continue to file additional RFPs throughout 2026 and 2027 for resource needs as part of its Upper Midwest resource planning efforts.
Large Load Agreement — In Q1 2026, NSP-Minnesota entered into an electric service agreement to power a new Google data center in Minnesota. Under the agreement, Google will pay all costs for its new service for the duration of the agreement, in accordance with Minnesota’s regulatory and legislative requirements for large loads. Requests for approval of the Electric Service Agreement and 1,900 MW of proposed renewable generation to support the data center is expected to be filed with the MPUC by April 2026.
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
In August 2025, the U.S. Treasury issued further guidance related to the beginning of construction for clean energy projects. In February 2026, the U.S. Treasury and IRS released initial guidance regarding foreign entities of concern. The notice includes interim safe harbor guidance for the purposes of assessing material assistance from a prohibited foreign entity for wind, solar and storage tax credits. Further guidance is expected to be released throughout 2026 related to such rules.
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

Fair value of net commodity trading contracts as of Dec. 31, 2025:

	Futures/ Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (a)	$(10)	$(15)	$(3)	$(1)	$(29)
NSP-Minnesota (b)	1	(2)	—	(4)	(5)
	$(9)	$(17)	$(3)	$(5)	$(34)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
NSP-Minnesota (b)	$—	$10	$10	$—	$20
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2025	2024
Fair value of commodity trading net contracts outstanding at Jan. 1	$(8)	$(4)
Contracts realized or settled during the period	2	8
Commodity trading contract additions and changes during the period	(8)	(12)
Fair value of commodity trading net contracts outstanding at Dec. 31	$(14)	$(8)
At Dec. 31, 2025, a 10% increase in commodity prices would have resulted in a decrease in credit exposure of $1 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $1 million. At Dec. 31, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $1 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure less than $1 million.
Xcel Energy’s commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations using an industry standard methodology known as VaR. VaR expresses the potential change in fair value of the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for NSP-Minnesota commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	Average	High	Low
2025	$—	$—	$1	$—
2024	—	—	1	—
Interest Rate Risk — NSP-Minnesota is subject to interest rate risk. NSP-Minnesota’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100-basis-point change in the benchmark rate on NSP-Minnesota’s variable rate debt would impact pretax interest expense annually by approximately $3 million and $2 million in 2025 and 2024, respectively.
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
Credit exposure is monitored, and when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase our credit risk.
NSP-Minnesota’s subsidiaries are subject to credit risk from contracts with generating equipment manufacturers and other suppliers that require deposits or milestone payments. In the event of non-performance by these counterparties, NSP-Minnesota’s subsidiaries could experience credit losses, increased costs or project delays. NSP-Minnesota frequently seeks to mitigate this risk by requiring parent guarantees, letters of credit or other types of credit support.
NSP-Minnesota is also subject to credit risk for all wholesale, trading and non-trading commodity counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions.
At Dec. 31, 2025, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $21 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $21 million. At Dec. 31, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $20 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $20 million.
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
NSP-Minnesota management assessed the effectiveness of NSP-Minnesota’s internal control over financial reporting as of Dec. 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2025, NSP-Minnesota’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 25, 2026	Feb. 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Northern States Power Company, a Minnesota corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern States Power Company, a Minnesota corporation, and subsidiaries (the "Company"), as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
February 25, 2026

We have served as the Company’s auditor since 2002.

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Operating revenues
Electric, non-affiliates	$5,023	$4,639	$4,748
Electric, affiliates	482	460	493
Natural gas	793	653	754
Other	9	15	48
Total operating revenues	6,307	5,767	6,043

Operating expenses
Electric fuel and purchased power	1,890	1,988	2,069
Cost of natural gas sold and transported	421	295	466
Operating and maintenance expenses	1,391	1,275	1,274
Conservation and demand side management expenses	144	181	118
Depreciation and amortization	1,183	1,106	981
Taxes (other than income taxes)	263	212	237
Workforce reduction expenses	—	—	32
Total operating expenses	5,292	5,057	5,177

Operating income	1,015	710	866

Other income, net	18	11	—
Allowance for funds used during construction — equity	71	53	36

Interest charges and financing costs
Interest charges and other financing costs	430	363	325
Allowance for funds used during construction — debt	(37)	(26)	(21)
Total interest charges and financing costs	393	337	304

Income before income taxes	711	437	598
Income tax benefit	(193)	(356)	(109)
Net income	$904	$793	$707

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Net income	$904	$793	$707

Other comprehensive income (loss)
Derivative instruments:
Net fair value increase (decrease), net of tax	4	12	(3)
Reclassification of losses to net income, net of tax	—	—	1

Total other comprehensive income (loss)	4	12	(2)
Total comprehensive income	$908	$805	$705

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Operating activities
Net income	$904	$793	$707
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,192	1,112	988
Nuclear fuel amortization	114	106	96
Deferred income taxes	163	141	214
Allowance for equity funds used during construction	(71)	(53)	(36)
Provision for bad debts	24	15	30
Changes in operating assets and liabilities:
Accounts receivable	(66)	(42)	1
Accrued unbilled revenues	(44)	18	82
Inventories	(73)	(24)	(27)
Other current assets	67	(48)	(19)
Accounts payable	(34)	59	(64)
Net regulatory assets and liabilities	(59)	108	287
Other current liabilities	20	(214)	56
Pension and other employee benefit obligations	(56)	(42)	(15)
Other, net	7	(11)	1
Net cash provided by operating activities	2,088	1,918	2,301

Investing activities
Capital/construction expenditures	(3,283)	(2,803)	(2,282)
Purchase of investment securities	(1,200)	(998)	(994)
Proceeds from the sale of investment securities	1,197	961	959
Investments in utility money pool arrangement	(812)	(390)	(300)
Repayments from utility money pool arrangement	845	414	243
Other, net	5	(3)	(3)
Net cash used in investing activities	(3,248)	(2,819)	(2,377)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	25	30	(42)
Borrowings under utility money pool arrangement	1,402	271	302
Repayments under utility money pool arrangement	(1,328)	(271)	(302)
Proceeds from issuance of long-term debt	1,082	687	783
Repayment of long-term debt	(250)	—	(400)
Capital contributions from parent	657	715	351
Dividends paid to parent	(419)	(494)	(647)
Net cash provided by financing activities	1,169	938	45

Net change in cash, cash equivalents and restricted cash	9	37	(31)
Cash, cash equivalents and restricted cash at beginning of period	71	34	65
Cash, cash equivalents and restricted cash at end of period	$80	$71	$34

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(378)	$(313)	$(294)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$280	$500	$218
Inventory transfers to property, plant and equipment	48	41	55
Operating and finance lease right-of-use assets	1,043	39	216
Allowance for equity funds used during construction	71	53	36

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share data)

	Dec. 31
	2025	2024
Assets
Current assets
Cash and cash equivalents	$80	$71
Accounts receivable, net	566	530
Accounts receivable from affiliates	2	1
Investments in money pool arrangements	—	33
Accrued unbilled revenues	316	272
Inventories	367	339
Regulatory assets	303	364
Derivative instruments	78	36
Prepayments and other	82	139
Total current assets	1,794	1,785

Property, plant and equipment, net	23,106	20,860

Other assets
Nuclear decommissioning fund and other investments	3,990	3,548
Regulatory assets	709	813
Derivative instruments	54	67
Operating lease right-of-use assets	124	393
Finance lease right-of-use assets	1,242	—
Other	24	19
Total other assets	6,143	4,840
Total assets	$31,043	$27,485

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$250
Short-term debt	220	195
Borrowings under utility money pool arrangement	74	—
Accounts payable	677	631
Accounts payable to affiliates	108	100
Regulatory liabilities	389	543
Taxes accrued	243	221
Accrued interest	83	90
Dividends payable to parent	103	80
Derivative instruments	23	31
Operating lease liabilities	7	97
Other	207	150
Total current liabilities	2,134	2,388

Deferred credits and other liabilities
Deferred income taxes	2,556	2,238
Regulatory liabilities	2,349	2,155
Asset retirement obligations	3,215	3,073
Derivative instruments	67	77
Pension and employee benefit obligations	108	151
Operating lease liabilities	120	317
Finance lease liabilities	1,204	—
Other	38	41
Total deferred credits and other liabilities	9,657	8,052

Commitments and contingencies
Capitalization
Long-term debt	7,908	7,607
Long-term debt — related parties	953	166
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at Dec. 31, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	7,052	6,399
Retained earnings	3,343	2,881
Accumulated other comprehensive loss	(4)	(8)
Total common stockholder's equity	10,391	9,272
Total liabilities and equity	$31,043	$27,485

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2022	1,000,000	$—	$5,374	$2,480	$(18)	$7,836

Net income				707		707
Other comprehensive loss					(2)	(2)
Dividends declared to parent				(646)		(646)
Contribution of capital by parent			312			312
Balance at Dec. 31, 2023	1,000,000	$—	$5,686	$2,541	$(20)	$8,207

Net income				793		793
Other comprehensive income					12	12
Dividends declared to parent				(453)		(453)
Contribution of capital by parent			713			713
Balance at Dec. 31, 2024	1,000,000	$—	$6,399	$2,881	$(8)	$9,272

Net income				904		904
Other comprehensive income					4	4
Dividends declared to parent				(442)		(442)
Contribution of capital by parent			653			653
Balance at Dec. 31, 2025	1,000,000	$—	$7,052	$3,343	$(4)	$10,391

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
Investments in certain plants and transmission facilities are jointly owned with nonaffiliated utilities. NSP-Minnesota’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets and NSP-Minnesota’s proportionate share of depreciation and other operating costs associated with these facilities is included in its consolidated statements of income.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other available information. Regulatory assets and liabilities are reversed or amortized consistent with the treatment in the rate setting process.
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
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of related property, as determined by tax regulations and Xcel Energy tax elections. For tax credits eligible to be recognized when earned, Xcel Energy considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
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
Interest and penalties related to income taxes are reported within other income, net or interest charges in the consolidated statements of income.

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
Depreciation expense is recorded using the straight-line method over the assets’ commission approved useful lives. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.9% for 2025 and 2024 and 3.7% for 2023.
See Note 3 for further information.
Nuclear Refueling Outage Costs — NSP-Minnesota uses a deferral and amortization method for nuclear refueling costs. This method amortizes costs over the period between refueling outages.
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
See Note 10 for further information.
Nuclear Decommissioning — Nuclear decommissioning studies that estimate NSP-Minnesota’s costs of decommissioning its nuclear power plants are normally performed at least every three years and submitted to the state commissions for approval. The latest decommissioning study was completed in 2024.
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
Leases — Xcel Energy evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, as well as certain contracts for the use of land, vehicles and other equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine whether the arrangement is an operating lease or a finance lease, including an assessment of whether the contract requires payments for substantially all of the value of the leased asset or whether the term of the contract is for substantially all of the expected remaining economic life of the leased asset, among other criteria for finance lease classification.
See Note 10 for further information.
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
As of Dec. 31, 2025 and 2024, the allowance for bad debts was $38 million and $42 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$262	$234
Fuel	72	81
Natural gas	33	24
Total inventories	$367	$339
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
Derivative Instruments — NSP-Minnesota uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates and utility commodity prices, including forward contracts, futures, swaps and options. Derivatives that have not been designated or do not qualify for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
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

2. Accounting Pronouncements
Recently Adopted
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. NSP-Minnesota retrospectively implemented this guidance in the year ended Dec. 31, 2025. The adoption impacts were not material.
See Note 7 for further information.
Recently Issued
Government Grants — In December 2025, the FASB issued ASU 2025-10 – Government Grants (Topic 832), which includes amended recognition, measurement and presentation requirements for asset and income-related grants. The ASU is effective for annual and interim reporting periods beginning after Dec. 15, 2028. NSP-Minnesota is currently evaluating the new guidance, but adoption impacts are expected to be immaterial.
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. NSP-Minnesota is currently evaluating the impact of the new disclosure guidance.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$24,857	$23,218
Natural gas plant	2,687	2,472
Common and other property	1,614	1,450
Plant to be retired (a)	504	554
CWIP	1,927	1,522
Total property, plant and equipment	31,589	29,216
Less accumulated depreciation	(8,952)	(8,753)
Nuclear fuel	3,678	3,491
Less accumulated amortization	(3,209)	(3,094)
Property, plant and equipment, net	$23,106	$20,860
(a)Amounts include Sherco 1 and 3 and A.S. King. Balance is presented net of accumulated depreciation.
Joint Ownership of Generation and Transmission Facilities
Jointly owned assets as of Dec. 31, 2025:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric generation:
Sherco Unit 3	$638	$515	59%
Sherco common facilities	189	134	80
Sherco substation	5	4	59
Electric transmission:
Grand Meadow	11	4	50
Huntley Wilmarth	49	4	50
CapX2020	887	169	51
Total (a)	$1,779	$830
(a)Projects additionally include $26 million in CWIP.
NSP-Minnesota separately records its share of operating expenses and construction expenditures. Respective owners are responsible for providing their own financing.

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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2025		Dec. 31, 2024 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$15	$332	$21	$339
Recoverable deferred taxes on AFUDC		Plant lives	—	150	—	137
Excess deferred taxes — TCJA	7	Various	8	79	8	87
Prairie Island extended power update		Nine years	4	30	4	34
Nuclear refueling outage costs	1	One to two years	58	20	51	20
Benson biomass PPA termination and asset purchase		Three years	10	16	10	26
Deferred purchased natural gas		One to two years	30	15	51	25
Sales true-up and MN MISO capacity revenue		One to two years	75	1	123	68
Renewable resources and environmental initiatives		Less than one year	40	—	34	—
Gas pipeline inspection and remediation costs		Less than one year	25	—	30	—
Other		Various	38	66	32	77
Total regulatory assets			$303	$709	$364	$813
(a)Prior period amounts have been reclassified to conform with current year presentation.
Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2025		Dec. 31, 2024 (a)
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (b)	7	Various	$5	$1,047	$5	$1,105
Plant removal costs	1, 10	Various	—	868	—	815
Net AROs (c)		Various	—	354	—	161
Renewable resources and environmental initiatives		Various	16	47	16	38
Deferred natural gas and electric energy/fuel costs (d)		One to two years	200	13	348	12
Contract valuation adjustments (e)	1, 8	Less than one year	65	—	21	—
Other		Various	103	20	153	24
Total regulatory liabilities			$389	$2,349	$543	$2,155
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
(d)Includes Nuclear PTCs.
(e)Includes the fair value of FTR instruments utilized/intended to offset the impacts of transmission system congestion.
NSP-Minnesota’s regulatory assets not earning a return include past expenditures of $430 million and $562 million at Dec. 31, 2025 and 2024, respectively, which predominately relate to certain prepaid pension amounts, sales true-up and revenue decoupling, purchased natural gas and other renewable resources/environmental initiatives. Additionally, the unfunded portion of pension and retiree medical obligations, net AROs and Renewable Development Fund Rider (i.e., deferrals for which cash has not been disbursed) do not earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2025	Year Ended Dec. 31
		2025	2024	2023
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	74	74	—	—
Average amount outstanding	123	50	10	17
Maximum amount outstanding	250	250	139	135
Weighted average interest rate, computed on a daily basis	3.98%	4.11%	4.82%	4.97%
Weighted average interest rate at period end	3.88	3.88	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2025	Year Ended Dec. 31
		2025	2024	2023
Borrowing limit	$800	$800	$700	$700
Amount outstanding at period end	220	220	195	165
Average amount outstanding	228	130	54	92
Maximum amount outstanding	610	610	400	441
Weighted average interest rate, computed on a daily basis	4.10%	4.37%	5.39%	4.99%
Weighted average interest rate at end of period	3.83	3.83	4.63	5.47
Letters of Credit — NSP-Minnesota uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2025 and 2024, there were $44 million and $12 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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

Features of NSP-Minnesota’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2025	2024
50.00%	47.00%	$170	2
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
If NSP-Minnesota does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2025, NSP-Minnesota was in compliance with the financial covenant on its debt agreements.
NSP-Minnesota had the following committed credit facility available as of Dec. 31, 2025 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$800	$264	$536
(a)This credit facility matures in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the facility outstanding at Dec. 31, 2025 and 2024.
Bilateral Credit Agreement — In April 2025, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of Dec. 31, 2025, and 2024 NSP-Minnesota had $69 million and $74 million outstanding letters of credit under the $75 million Bilateral Credit Agreement, respectively.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of NSP-Minnesota is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.

Long term debt obligations for NSP-Minnesota as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2025	2024
First mortgage bonds	7.125%	July 1, 2025	$—	$250
First mortgage bonds	6.50	March 1, 2028	150	150
First mortgage bonds	2.25	April 1, 2031	425	425
First mortgage bonds (a)	5.05	May 15, 2035	600	—
First mortgage bonds	5.25	July 15, 2035	250	250
First mortgage bonds	6.25	June 1, 2036	400	400
First mortgage bonds	6.20	July 1, 2037	350	350
First mortgage bonds	5.35	Nov. 1, 2039	300	300
First mortgage bonds	4.85	Aug. 15, 2040	250	250
First mortgage bonds	3.40	Aug. 15, 2042	500	500
First mortgage bonds (b)	4.125	May 15, 2044	300	300
First mortgage bonds (b)	4.00	Aug. 15, 2045	300	300
First mortgage bonds (b)	3.60	May 15, 2046	350	350
First mortgage bonds	3.60	Sept. 15, 2047	600	600
First mortgage bonds (b)	2.90	March 1, 2050	600	600
First mortgage bonds (b)	2.60	June 1, 2051	700	700
First mortgage bonds (b)	3.20	April 1, 2052	425	425
First mortgage bonds	4.50	June 1, 2052	500	500
First mortgage bonds	5.10	May 15, 2053	800	800
First mortgage bonds (c)	5.40	March 15, 2054	700	700
First mortgage bonds (a)	5.65	May 15, 2055	500	—
Other long-term debt			1	2
Long-term debt — related parties principal amount outstanding	2.60 - 4.125	2044 - 2052	(953)	(166)
Unamortized discount			(50)	(49)
Unamortized debt issuance cost			(90)	(80)
Current maturities			—	(250)
Total long-term debt			$7,908	$7,607
(a)2025 financing.
(b)During 2025 and 2024, Xcel Energy Inc. purchased a portion of these NSP-Minnesota first mortgage bonds for $607 million and $166 million, respectively. Interest expense related to these repurchased bonds was $6 million and immaterial for the years ended Dec. 31, 2025 and 2024, respectively.
(c)2024 financing.
Maturities of long-term debt are as follows:

(Millions of Dollars)
2026	$—
2027	—
2028	150
2029	—
2030	—
Dividend Restrictions — NSP-Minnesota’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividend payments are solely to be paid from retained earnings.
NSP-Minnesota’s state regulatory commissions additionally impose dividend limitations, which are more restrictive than those imposed by the FERC.
Requirements and actuals as of Dec. 31, 2025:

Equity to Total Capitalization Ratio Required Range		Equity to Total Capitalization Ratio Actual
Low	High	2025
47.25%	57.75%	53.16%

Unrestricted Retained Earnings		Total Capitalization		Limit on Total Capitalization
$2,185	million	$19,547	million	$22,607	million

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,757	$422	$2	$2,181
C&I	2,447	300	—	2,747
Other	39	—	7	46
Total retail	4,243	722	9	4,974
Wholesale	351	—	—	351
Transmission	279	—	—	279
Interchange and other	476	9	—	485
Total revenue from contracts with customers	5,349	731	9	6,089
Alternative revenue and other	156	62	—	218
Total revenues	$5,505	$793	$9	$6,307

	Year Ended Dec. 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,496	$328	$7	$1,831
C&I	2,191	221	—	2,412
Other	36	—	8	44
Total retail	3,723	549	15	4,287
Wholesale	319	—	—	319
Transmission	262	—	—	262
Interchange and other	446	31	—	477
Total revenue from contracts with customers	4,750	580	15	5,345
Alternative revenue and other	349	73	—	422
Total revenues	$5,099	$653	$15	$5,767

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,524	$368	$41	$1,933
C&I	2,298	309	—	2,607
Other	34	—	7	41
Total retail	3,856	677	48	4,581
Wholesale	354	—	—	354
Transmission	263	—	—	263
Interchange and other	493	18	—	511
Total revenue from contracts with customers	4,966	695	48	5,709
Alternative revenue and other	275	59	—	334
Total revenues	$5,241	$754	$48	$6,043

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation for years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Income before income taxes (domestic)	$711	$437	$598

Federal statutory rate impact	149	92	126
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(346)	(434)	(236)
Other	(6)	(7)	(7)
Regulatory adjustments (b)
Plant related excess deferred taxes	(33)	(33)	(33)
AFUDC equity	(15)	(11)	(8)
Other	11	9	10
State income taxes, net of federal tax effect (c)	48	28	42
Other	(1)	—	(3)
Income tax benefit	$(193)	$(356)	$(109)

	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(48.7)	(99.4)	(39.5)
Other	(0.9)	(1.6)	(1.1)
Regulatory adjustments (b)
Plant related excess deferred taxes	(4.6)	(7.6)	(5.5)
AFUDC equity	(2.1)	(2.5)	(1.3)
Other	1.5	2.1	1.6
State income taxes, net of federal tax effect (c)	6.8	6.5	7.1
Other	(0.1)	—	(0.5)
Effective income tax rate	(27.1)%	(81.5)%	(18.2)%
(a)Wind, Solar and Nuclear PTCs (net of transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
(b)Regulatory adjustments primarily relate to the credit of plant related excess deferred taxes to customers for tax rate increases as well as the capitalization of AFUDC equity for book purposes only. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(c)State and local income taxes are primarily made up of the following jurisdictions: Minnesota
Components of income tax expense for years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Current federal tax expense (benefit)	$38	$(149)	$(154)
Current state tax expense (benefit)	—	(25)	3
Current change in unrecognized tax expense (benefit)	—	3	(21)
Deferred federal tax (benefit) expense	(290)	(244)	5
Deferred state tax expense	61	61	51
Deferred change in unrecognized tax (benefit) expense	(1)	(1)	8
Deferred ITCs	(1)	(1)	(1)
Total income tax benefit	$(193)	$(356)	$(109)
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2025	2024	2023
Deferred tax expense (benefit) excluding items below	$318	$246	326
Adjustments to deferred income taxes for tax credit cash transfers	(393)	(325)	(150)
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(155)	(99)	(114)
Tax (expense) benefit allocated to other comprehensive income and other	—	(6)	2
Deferred tax expense (benefit)	$(230)	$(184)	$64

Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2025	2024 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$3,447	$3,150
Regulatory assets	187	228
Operating lease assets	35	115
Pension expense	73	67
Deferred fuel costs	13	21
Other	12	21
Total deferred tax liabilities	$3,767	$3,602

Deferred tax assets:
Tax credit carryforward	$861	$875
Regulatory liabilities	310	352
Operating lease liabilities	35	115
Rate refund	10	10
NOL and tax credit valuation allowances	(69)	(68)
Other employee benefits	29	28
Deferred ITCs	3	4
Other	32	48
Total deferred tax assets	$1,211	$1,364
Net deferred tax liability	$2,556	$2,238
(a)Prior periods have been reclassified to conform to current year presentation.
Cash received (paid) for income taxes for the years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Cash received for income taxes: federal, net (a)	$364	$476	$298
Cash received (paid) for income taxes: state
Minnesota	5	(29)	(41)
Other	1	(1)	(1)
Total	$370	$446	$256
(a)Includes proceeds from tax credit transfers.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2025	2024
Federal tax credit carryforwards	$801	$815
Valuation allowances for federal credit carryforwards	(9)	(11)
State tax credit carryforwards, net of federal detriment (a)	60	60
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(60)	(57)
(a)State tax credit carryforwards are net of federal detriment of $16 million as of Dec. 31, 2025 and 2024.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $16 million and $15 million as of Dec. 31, 2025 and 2024, respectively.
Federal carryforward periods expire between 2038 and 2045. State carryforward periods, not including those with indefinite carryforward periods, expire between 2026 and 2036.

Unrecognized Tax Benefits
Federal Audit — NSP-Minnesota is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agreed with the report and re-recognized the related benefit in 2023.

Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Year	Expiration
2022	September 2026
Additionally, the statute of limitations related to federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.
State Audits — NSP-Minnesota is a member of the Xcel Energy affiliated group that files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns. As of Dec. 31, 2025, NSP-Minnesota’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Minnesota	2021	June 2026
In 2025, Minnesota began an audit of tax years 2021-2023. As of Dec. 31, 2025 no material adjustments have been proposed.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Unrecognized tax benefit — Permanent tax positions	$19	$20
Unrecognized tax benefit — Temporary tax positions	—	—
Total unrecognized tax benefit	$19	$20
Changes in unrecognized tax benefits:

(Millions of Dollars)	2025	2024	2023
Balance at Jan. 1	$20	$18	$34
Additions based on tax positions related to the current year	2	3	2
Additions for tax positions of prior years	—	—	1
Reductions for tax positions of prior years	(3)	(1)	(18)
Reductions for tax positions related to settlements with taxing authorities	—	—	(1)
Balance at Dec. 31	$19	$20	$18
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
NOL and tax credit carryforwards	$(16)	$(17)

Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2025	2024	2023
Receivable (payable) for interest related to unrecognized tax benefits at Jan. 1	$—	$1	$(3)
Interest (expense) benefit related to unrecognized tax benefits	—	(1)	4
Receivable for interest related to unrecognized tax benefits at Dec. 31	$—	$—	$1
No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2025, 2024 or 2023.

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
Specific valuation methods include:
Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds and partnerships are measured using NAVs. The investments in commingled funds may be redeemed for NAV with proper notice. Private equity commingled funds require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate commingled funds may be redeemed with proper notice, however, withdrawals may be delayed or discounted as a result of fund illiquidity.
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
Unrealized gains for the nuclear decommissioning fund were $1.8 billion and $1.4 billion as of Dec. 31, 2025 and 2024, respectively, and unrealized losses were $47 million and $49 million as of Dec. 31, 2025 and 2024, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	Dec. 31, 2025
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$60	$60	$—	$—	$—	$60
Commingled funds	720	—	—	—	1,072	1,072
Debt securities	944	—	934	11	—	945
Equity securities	505	1,861	2	—	—	1,863
Total	$2,229	$1,921	$936	$11	$1,072	$3,940
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $50 million of other miscellaneous investments.

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
For the years ended Dec. 31, 2025 and 2024, there were immaterial Level 3 nuclear decommissioning fund investments or transfer of amounts between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of Dec. 31, 2025:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$10	$344	$292	$299	$945
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
As of Dec. 31, 2025, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2025, NSP-Minnesota had unsettled interest rate derivatives with a notional amount of $210 million.
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
The most significant derivative positions outstanding at Dec. 31, 2025 and 2024 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion.
When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of Dec. 31, 2025, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	Dec. 31, 2025	Dec. 31, 2024
MWh of electricity	27	31
MMBtu of natural gas	30	57
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
As of Dec. 31, 2025, three of NSP-Minnesota’s five most significant counterparties for these activities, comprising $22 million or 30% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
One of the five most significant counterparties, comprising $25 million or 33% of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $25 million or 33% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of Dec. 31, 2025 and 2024, there were $7 million and $11 million, respectively, of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Dec. 31, 2025 and 2024, there were approximately $54 million and $63 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2025 and 2024.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2025
Derivatives designated as cash flow hedges
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments
Electric commodity	$—	$54
Natural gas commodity	—	(2)
Total	$—	$52
Year Ended Dec. 31, 2024
Derivatives designated as cash flow hedges
Interest rate	$16	$—
Total	$16	$—
Other derivative instruments
Electric commodity	$—	$(18)
Natural gas commodity	—	2
Total	$—	$(16)
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$(3)	$—
Total	$(3)	$—
Other derivative instruments
Electric commodity	$—	$(48)
Natural gas commodity	—	(1)
Total	$—	$(49)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2025
Other derivative instruments
Commodity trading	$—		$—		$(5)	(a)
Electric commodity	—		(9)	(b)	—
Natural gas commodity	—		—		(8)	(c)(d)
Total	$—		$(9)		$(13)
Year Ended Dec. 31, 2024
Derivatives designated as cash flow hedges
Interest rate	$1	(e)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(10)	(a)
Electric commodity	—		21	(b)	—
Natural gas commodity	—		—		(7)	(c)(d)
Total	$—		$21		$(17)
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$1	(e)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(2)	(a)
Electric commodity	—		45	(b)	—
Natural gas commodity	—		—		(8)	(c)(d)
Total	$—		$45		$(10)
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
(e)Recorded to interest charges.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2025, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$1	$—	$1	$—	$1	$—	$—	$—	$—	$—	$—
Other derivative instruments:
Commodity trading	$2	$7	$7	$16	$(10)	$6	$5	$20	$8	$33	$(22)	$11
Electric commodity	—	—	68	68	(3)	65	—	—	23	23	(2)	21
Natural gas commodity	—	6	—	6	—	6	—	4	—	4	—	4
Total current derivative assets	$2	$14	$75	$91	$(13)	$78	$5	$24	$31	$60	$(24)	$36
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$3	$27	$35	$65	$(11)	$54	$3	$33	$47	$83	$(16)	$67
Total noncurrent derivative assets	$3	$27	$35	$65	$(11)	$54	$3	$33	$47	$83	$(16)	$67

	Dec. 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$5	$15	$6	$26	$(12)	$14	$6	$35	$5	$46	$(22)	$24
Electric commodity	—	—	3	3	(3)	—	—	—	1	1	(1)	—
Natural gas commodity	—	3	—	3	—	3	—	1	—	1	—	1
Total current derivative liabilities	$5	$18	$9	$32	$(15)	17	$6	$36	$6	$48	$(23)	25
PPAs (b)						6						6
Current derivative instruments						$23						$31
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$6	$24	$40	$70	$(13)	$57	$9	$30	$40	$79	$(18)	$61
Total noncurrent derivative liabilities	$6	$24	$40	$70	$(13)	57	$9	$30	$40	$79	$(18)	61
PPAs (b)						10						16
Noncurrent derivative instruments						$67						$77
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2025 and 2024, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2025 and 2024, derivative assets and liabilities include rights to reclaim cash collateral of $4 million and $1 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2025	2024	2023
Balance at Jan. 1	$32	$51	$107
Purchases (a)	62	72	98
Settlements (a)	(120)	(61)	(65)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (b)	(13)	(9)	15
Net gains (losses) recognized as regulatory assets and liabilities (a)	100	(21)	(104)
Balance at Dec. 31	$61	$32	$51
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2025		2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$7,908	$7,154	$7,857	$6,755
Long-term debt - related parties	953	699	166	99
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2025 and 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.77, 4.89 and 4.67% in 2025, 2024, and 2023, respectively.
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
•Investment returns in 2025, and 2023 were above the assumed level of 7.25%, and in 2024 they were below.
•In 2026, NSP-Minnesota’s expected investment-return assumption is 7.25%.
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
Plan Assets
For each of the fair value hierarchy levels, NSP-Minnesota’s pension plan assets measured at fair value:

	Dec. 31, 2025 (a)					Dec. 31, 2024 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$23	$—	$—	$—	$23	$24	$—	$—	$—	$24
Commingled funds (b)	—	—	—	246	246	—	—	—	219	219
Debt securities	—	146	1	—	147	—	123	1	—	124
Equity securities	5	—	—	—	5	6	—	—	—	6
Partnerships (b)	—	—	—	165	165	—	—	—	154	154
Other	—	2	—	—	2	—	1	—	—	1
Total	$28	$148	$1	$411	$588	$30	$124	$1	$373	$528
(a)See Note 8 for further information regarding fair value measurement inputs and methods.
(b)Prior period amounts have been reclassified to conform with current year presentation.

NSP-Minnesota has immaterial postretirement benefit plan assets that were measured at fair value at Dec. 31, 2025 and 2024.
Immaterial assets were transferred in or out of Level 3 for 2025 and 2024.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for NSP-Minnesota are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2025	2024	2025	2024
Change in Benefit Obligation:
Obligation at Jan. 1	$612	$660	$41	$42
Service cost	22	22	—	1
Interest cost	34	34	2	2
Actuarial loss (gain)	25	(22)	3	1
Benefit payments	(61)	(82)	(5)	(5)
Obligation at Dec. 31	$632	$612	$41	$41
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$528	$562	$2	$3
Actual return on plan assets	67	7	—	—
Employer contributions	54	41	6	4
Benefit payments	(61)	(82)	(5)	(5)
Fair value of plan assets at Dec. 31	$588	$528	$3	$2
Funded status of plans at Dec. 31	$(44)	$(84)	$(38)	$(39)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Current liabilities	$—	$—	$(2)	$(3)
Noncurrent liabilities	(44)	(84)	(36)	(36)
Net amounts recognized	$(44)	$(84)	$(38)	$(39)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2025	2024	2025	2024
Discount rate for year-end valuation	5.78%	5.88%	5.66%	5.88%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	PRI-2012	PRI-2012	PRI-2012	PRI-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	7.00%	7.00%
Health care costs trend rate — initial: Post-65	N/A	N/A	7.50%	7.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	8	9
Accumulated benefit obligation for the pension plan was $580 million and $557 million as of Dec. 31, 2025 and 2024, respectively.

Net Periodic Benefit Cost — Net periodic benefit cost, other than the service cost component, is included in Other income, net in the consolidated statements of income.
Components of net periodic benefit cost and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Service cost	$22	$22	$21	$—	$1	$—
Interest cost	34	34	36	2	2	3
Expected return on plan assets	(45)	(46)	(46)	—	—	—
Amortization of prior service cost	—	—	—	—	—	(1)
Amortization of net loss	11	13	11	1	—	—
Settlement charge (a)	—	37	—	—	—	—
Net periodic pension cost	22	60	22	3	3	2
Effects of regulation	9	(30)	16	—	—	—
Net benefit cost recognized for financial reporting	$31	$30	$38	$3	$3	$2
Significant Assumptions Used to Measure Costs:
Discount rate	5.88%	5.49%	5.80%	5.88%	5.54%	5.80%
Expected average long-term increase in compensation level	4.25	4.25	4.25	—	—	—
Expected average long-term rate of return on assets	7.25	7.25	7.25	6.25	5.00	5.00
(a)A settlement charge is required when the amount of lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2024, as a result of lump-sum distributions during the plan year, NSP-Minnesota recorded a total pension settlement charge of $37 million, which was not recognized in earnings due to the effects of regulation. There were no settlement charges recorded for the qualified pension plans in 2025 and 2023.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2025	2024	2025	2024
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$281	$289	$17	$14
Total	$281	$289	$17	$14
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$13	$14	$1	$—
Noncurrent regulatory assets	268	275	15	13
Net-of-tax accumulated other comprehensive income	—	—	1	1
Total	$281	$289	$17	$14

Measurement date	Dec 31, 2025	Dec 31, 2024	Dec 31, 2025	Dec 31, 2024
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2023 - 2026 to meet minimum funding requirements.
Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$75 million in January 2026, of which $33 million is attributable to NSP-Minnesota.
•$125 million in 2025, of which $54 million was attributable to NSP-Minnesota.
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
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$8 million expected in 2026, of which $5 million is attributable to NSP-Minnesota.
•$13 million during 2025, of which $6 million, was attributable to NSP-Minnesota.
•$11 million during 2024, of which $4 million was attributable to NSP-Minnesota.
•$11 million during 2023, of which $5 million was attributable to NSP-Minnesota.

Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Long-duration fixed income and interest rate swap securities	38%	38%	—%	—%
Domestic and international equity securities	30	31	25	25
Alternative investments	19	20	13	11
Short-to-intermediate fixed income securities	11	9	61	61
Cash	2	2	1	3
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — There were no significant plan amendments made in 2025 and 2024 which affected the pension or postretirement benefit obligation.
In 2023, Xcel Energy amended the Xcel Energy Pension Plan to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
Projected Benefit Payments
NSP-Minnesota’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Net Projected Postretirement Health Care Benefit Payments (a)
2026	$73	$5
2027	65	4
2028	62	4
2029	61	4
2030	59	4
2031-2035	276	15
(a)Amount is reported net of expected Medicare Part D subsidies, which are immaterial.
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy, which includes NSP-Minnesota, recognized new postemployment costs and obligations in the fourth quarter of 2023 for employees accepted to a voluntary retirement program.
Immaterial unfunded obligations for health plan subsidies and other medical benefits are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheets as of Dec. 31, 2025 and 2024.
Defined Contribution Plans
Xcel Energy, which includes NSP-Minnesota, maintains 401(k) and other defined contribution plans that cover most employees. The expense to these plans for NSP-Minnesota was approximately $15 million in 2025 and $14 million in 2024 and 2023.
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
Nuclear Antitrust Class Action — A class action complaint was filed in federal court for the District of Maryland in July 2025, alleging violations of the Sherman Antitrust Act in establishing wages for employees at nuclear facilities since 2003. The amended complaint names 46 defendants, including 45 entities that allegedly “own and/or operate all 54 commercial nuclear power plants in the United States,” including Xcel Energy Inc., Xcel Energy Services Inc., and NSP-Minnesota. NSP-Minnesota owns and operates two nuclear facilities in Minnesota, and disputes the allegations set forth against it and the other company entities. The litigation is ongoing, and Xcel Energy assesses the risk of a material impact to its consolidated financial statements as remote.
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
Rebuttal and surrebuttal testimony were filed in August and September 2025 and final briefs were filed in January 2026. Intervenor briefs included recommendations for customer refunds of approximately $40 million to account for the total impact of the outage on 2023 and 2024. An ALJ report is expected in March 2026, with a MPUC decision expected in the second quarter of 2026.
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
MGP, Landfill and Disposal Sites
NSP-Minnesota is investigating, remediating or performing post-closure actions at five historical MGP, landfill or other disposal sites across its service territories.
NSP-Minnesota has an immaterial amount of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
NSP-Minnesota expects to incur $5 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. AROs have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
NSP-Minnesota has also identified coal ash that is expected to be required to be removed from certain closed coal generating facilities at estimated costs totaling approximately $60 million. AROs have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
NSP-Minnesota continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
In February 2026, the EPA issued a final rule amending the CCR Legacy rule. The ruling extends deadlines for various regulatory actions and clarifies previous information regarding implementation of the rule. NSP-Minnesota is still evaluating the final rule, but anticipates impacts to be consistent with prior accruals.
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
Environmental Requirements — Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule applies to generation facilities in Minnesota, as well as other states outside of our service territory. However, the plan is subject to both judicial and administrative stays.
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
In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. Under Phase 1, the agency would approve eight State Implementation Plans, including Minnesota, which were partially disapproved in 2023. NSP-Minnesota will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.
AROs — AROs have been recorded for NSP-Minnesota’s assets. For nuclear assets, the ARO is associated with the decommissioning of NSP-Minnesota nuclear generating plants.
Aggregate fair value of NSP-Minnesota’s legally restricted assets for funding future nuclear decommissioning was $3.9 billion and $3.5 billion at Dec. 31, 2025 and 2024, respectively.

NSP-Minnesota’s AROs were as follows:

	2025
(Millions of Dollars)	Jan. 1, 2025	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2025
Electric
Nuclear	$2,476	$—	$127	$—	$2,603
Wind	406	—	14	(12)	408
Steam and other production	139	7	6	(1)	151
Distribution	18	—	1	—	19
Natural gas
Transmission and distribution	33	—	2	(2)	33
Other
Miscellaneous	1	—	—	—	1
Total liability	$3,073	$7	$150	$(15)	$3,215
(a)Amounts incurred pertain to obligations related to new solar facilities.
(b)In 2025, AROs were revised for changes in timing and estimates of cash flows. Wind was revised due to the repowering of two wind facilities.

	2024
(Millions of Dollars)	Jan. 1, 2024	Amounts Incurred (a)	Amounts Settled	Accretion	Cash Flow Revisions (b)	Dec. 31, 2024
Electric
Nuclear	$2,107	$—	$—	$106	$263	$2,476
Wind	424	—	—	15	(33)	406
Steam and other production	77	61	(6)	4	3	139
Distribution	17	—	—	1	—	18
Natural gas
Transmission and distribution	32	—	—	2	(1)	33
Other
Miscellaneous	1	—	—	—	—	1
Total liability	$2,658	$61	$(6)	$128	$232	$3,073
(a)Amounts incurred pertain to CCR coal ash regulations and Sherco Solar 1 being placed in service.
(b)In 2024, AROs were revised for changes in timing and estimates of cash flows. Changes in the nuclear AROs were driven by updated assumptions in the nuclear triennial filing coupled with discount rate and escalation rate changes. Wind, steam and other production AROs were revised due to the results of 2024 dismantling studies.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of NSP-Minnesota’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2025. Therefore, an ARO has not been recorded for these facilities.
Nuclear
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
All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL and EMANI to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. NSP-Minnesota could be subject to annual maximum assessments of $21 million for business interruption insurance and $38 million for property damage insurance if losses exceed accumulated reserve funds.
Nuclear Fuel Disposal — NSP-Minnesota is responsible for temporarily storing spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from U.S. nuclear plants, but no such facility is yet available.
NSP-Minnesota owns temporary on-site storage facilities for spent fuel at its Monticello and Prairie Island nuclear plants, which consist of storage pools and dry cask facilities. In October 2023, the MPUC approved additional storage at the Monticello site to support extended operations to 2040. The decommissioning plan addresses the disposition of spent fuel at the end of the licensed life in 2050.
In October 2025, the MPUC approved additional storage at the Prairie Island site to support extended operations to 2054.
Regulatory Plant Decommissioning Recovery — Decommissioning activities for NSP-Minnesota’s nuclear facilities are planned to begin at the end of each unit’s authorized retirement dates, which can be different than the currently approved NRC operating licenses. These decommissioning activities are planned to be completed at both facilities by 2101.
NSP-Minnesota’s current operating licenses allow continued use of its Monticello nuclear plant until 2050 and its Prairie Island nuclear plant until 2033 for Unit 1 and 2034 for Unit 2. NSP-Minnesota's authorized retirement dates are 2040 for Monticello, 2033 for Prairie Island Unit 1 and 2034 for Prairie Island Unit 2. As of Dec. 31, 2025, the planned retirement dates of the Prairie Island Unit 1 and Unit 2 and Monticello were 2053, 2054 and 2050, based off the approved 2024-2040 Upper Midwest Resource Plan. These will be incorporated in decommissioning estimates once additional approvals have been received. Approvals are expected in the third quarter of 2026.
Future decommissioning costs of nuclear facilities are estimated through triennial periodic studies that assess the costs and timing of planned nuclear decommissioning activities for each unit. The most recent triennial decommissioning study was filed in November 2024 and approved by the MPUC in May 2025.

Obligations for decommissioning are expected to be funded 100% by the external decommissioning trust fund. NSP-Minnesota had $3.9 billion and $3.5 billion of assets held in external decommissioning trusts at Dec. 31, 2025 and 2024, respectively.
See Note 8 to the consolidated financial statements for additional discussion.
Leases
ROU assets represent NSP-Minnesota's rights to use leased assets. The present value of future operating lease payments is recognized in current and noncurrent operating lease liabilities. The present value of future finance lease payments is included in other current liabilities and noncurrent finance lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as ROU assets.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
PPAs	$—	$709
Other	166	166
Gross operating lease ROU assets	166	875
Accumulated amortization	(42)	(482)
Net operating lease ROU assets	$124	$393
Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Generation facilities	$1,254	$—
Accumulated amortization	(12)	—
Net finance lease ROU assets	$1,242	$—
In the third quarter of 2025, certain PPAs for natural gas fueled generating facilities were amended, extending NSP-Minnesota’s use of these plants to 2039 and 2048. The amended agreements qualify for classification as finance leases. As of Dec. 31, 2025, other current liabilities and non-current finance lease liabilities include $37 million and $1.2 billion of finance lease obligations for these amended PPAs, respectively. Prior to these amendments, the agreements were classified as operating leases.
Commitments under operating and finance leases as of Dec. 31, 2025:

(Millions of Dollars)	Operating Leases (a)	Finance Leases
2026	$13	$103
2027	13	103
2028	13	106
2029	12	107
2030	12	109
Thereafter	183	1,455
Total minimum obligation	246	1,983
Interest component of obligation	(119)	(742)
Present value of minimum obligation	127	1,241
Less current portion	(7)	(37)
Noncurrent operating lease liabilities	$120	$1,204

Weighted-average remaining lease term in years	25.8	17.3
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
Components of lease expense:

(Millions of Dollars)	2025	2024	2023
Operating leases
PPA capacity payments	$62	$96	$100
Other operating leases (a)	16	15	13
Total operating lease expense	$78	$111	$113
Finance leases
Amortization of ROU assets	$12	$—	$—
Interest expense on lease liability	28	—	—
Total finance lease expense	$40	$—	$—
(a)Includes immaterial short-term lease expense.
Most of NSP-Minnesota’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate at commencement of each lease (weighted average of 4.4%).
PPAs and Fuel Contracts
Non-Lease PPAs — NSP-Minnesota has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered, and may also include capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2040, contain minimum energy purchase commitments. Total energy payments on those contracts were $77 million, $186 million and $185 million in 2025, 2024 and 2023, respectively.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $29 million, $64 million and $62 million in 2025, 2024 and 2023, respectively.
Capacity and energy payments are contingent on the IPPs meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2025, the estimated future payments for capacity and energy that NSP-Minnesota is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2026	$15	$26
2027	13	26
2028	6	27
2029	6	27
2030	1	9
Thereafter	1	—
Total (b)	$42	$115
(a)Excludes contingent energy payments for renewable energy PPAs.
(b)Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Fuel Contracts — NSP-Minnesota has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2026 and 2037. NSP-Minnesota is required to pay additional amounts depending on actual quantities delivered under these agreements.
Estimated minimum purchases for these contracts as of Dec. 31, 2025:

(Millions of Dollars)	Coal	Nuclear fuel	Natural gas supply	Natural gas storage and transportation
2026	$115	$67	$114	$175
2027	23	148	2	133
2028	2	35	1	63
2029	—	129	—	43
2030	—	24	—	27
Thereafter	—	49	—	111
Total (a)	$140	$452	$117	$552
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
NSP-Minnesota had 1,347 MW of capacity under long-term PPAs at both Dec. 31, 2025 and 2024, with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2025
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(6)	$(2)	$(8)
Other comprehensive income before reclassifications	$4	$—	$4
Accumulated other comprehensive loss at Dec. 31	$(2)	$(2)	$(4)

	2024
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18)	$(2)	$(20)
Other comprehensive income before reclassifications	$12	$—	$12
Accumulated other comprehensive loss at Dec. 31	$(6)	$(2)	$(8)

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
Segment information and reconciliations to NSP-Minnesota’s consolidated operating revenues and net income:

	2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$5,505	$793	$6,298
Intersegment revenue	—	14	14
Total segment revenues	5,505	807	6,312
Electric fuel and purchased power	1,890	—	1,890
Cost of natural gas sold and transported	—	421	421
O&M expenses	1,276	111	1,387
Depreciation and amortization	1,090	91	1,181
Other segment expenses, net	273	73	346
Interest charges and financing costs	360	33	393
Income tax (benefit) expense	(216)	21	(195)
Net income	$832	$57	$889

Total segment revenues			$6,312
Eliminate intersegment revenue			(14)
Non-segment revenues			9
Consolidated operating revenues			$6,307

Total segment net income			$889
Non-segment net income			15
Consolidated net income			$904
(a)Regulated electric results include $482 million of affiliate revenues. Regulated natural gas results include $1 million of affiliate revenues. See Note 13 for further information.

	2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$5,099	$653	$5,752
Intersegment revenues	1	11	12
Total segment revenues	5,100	664	5,764
Electric fuel and purchased power	1,988	—	1,988
Cost of natural gas sold and transported	—	295	295
O&M expenses	1,181	104	1,285
Depreciation and amortization	1,025	80	1,105
Other segment expenses, net	301	53	354
Interest charges and financing costs	307	30	337
Income tax (benefit) expense	(390)	25	(365)
Net income	$688	$77	$765

Total segment revenues			$5,764
Eliminate intersegment revenue			(12)
Non-segment revenues			15
Consolidated operating revenues			$5,767

Total segment net income			$765
Non-segment net income			28
Consolidated net income			$793
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
Significant affiliate transactions among the companies and related parties including billings under the Interchange Agreement for the years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Operating revenues:
Electric	$482	$460	$493
Gas	1	1	1
Operating expenses:
Purchased power	68	65	63
Transmission expense	164	151	142
Other operating expenses — paid to Xcel Energy Services Inc.	775	710	719
Interest income	7	5	1
Interest expense	1	2	5
Accounts receivable and payable with affiliates at Dec. 31:

	2025		2024
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Wisconsin	$—	$10	$—	$28
PSCo	1	—	—	7
SPS	—	1	—	2
Other subsidiaries of Xcel Energy Inc.	1	97	1	63
	$2	$108	$1	$100
During 2025 and 2024, Xcel Energy Inc. repurchased certain of NSP-Minnesota’s first mortgage bonds. For more information about these repurchases, see Note 5.

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
No such activities occurred in 2024 or 2025.
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
Internal Control Over Financial Reporting
No changes in NSP-Minnesota’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2025 that materially affected, or are reasonably likely to materially affect, NSP-Minnesota’s internal control over financial reporting. NSP-Minnesota maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. NSP-Minnesota has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2025 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, NSP-Minnesota conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, NSP-Minnesota did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in NSP-Minnesota’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.

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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2025.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
Consolidated Balance Sheets — As of Dec. 31, 2025 and 2024.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2025, 2024 and 2023.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2025, 2024 and 2023.

3	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed Northern States Power Co. (a Minnesota corporation) on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	By-Laws of NSP-Minnesota as Amended and Restated on Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, providing for the issuance of First Mortgage Bonds, Supplemental Indentures between NSP-Minnesota and said Trustee
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(b)(3)
4.02*	Supplemental Trust Indenture, dated as of March 1, 1998, from NSP-Minnesota to Harris Trust and Savings Bank, as Trustee, creating $150 million aggregate principal amount of 6.5% First Mortgage Bonds, Series due March 1, 2028	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	4.12
4.03*	Supplemental Trust Indenture, dated as of Aug. 1, 2000 (Assignment and Assumption of Trust Indenture)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	4.51
4.04*	Supplemental Trust Indenture, dated as of July 1, 2005, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $250 million aggregate principal amount of 5.25% First Mortgage Bonds, Series due July 15, 2035	NSP-Minnesota Form 8-K dated July 14, 2005	4.01
4.05*	Supplemental Trust Indenture, dated as of May 1, 2006, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $400 million aggregate principal amount of 6.25% First Mortgage Bonds, Series due June 1, 2036	NSP-Minnesota Form 8-K dated May 18, 2006	4.01
4.06*	Supplemental Trust Indenture, dated as of June 1, 2007, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA (as successor to BNY Midwest Trust Company), as Trustee, creating $350 million aggregate principal amount of 6.20% First Mortgage Bonds, Series due July 1, 2037	NSP-Minnesota Form 8-K dated June 19, 2007	4.01

4.07*	Supplemental Trust Indenture, dated as of Nov. 1, 2009, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company., NA, as Trustee, creating $300 million aggregate principal amount of 5.35% First Mortgage Bonds, Series due Nov. 1, 2039	NSP-Minnesota Form 8-K dated Nov. 16, 2009	4.01
4.08*	Supplemental Trust Indenture, dated as of Aug. 1, 2010, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $250 million aggregate principal amount of 4.85% First Mortgage Bonds, Series due Aug. 15, 2040	NSP-Minnesota Form 8-K dated Aug. 4, 2010	4.01
4.09*	Supplemental Trust Indenture, dated as of Aug. 1, 2012, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, NA, as Trustee, creating $500 million aggregate principal amount of 3.40% First Mortgage Bonds, Series due Aug. 15, 2042	NSP-Minnesota Form 8-K dated Aug. 13, 2012	4.01
4.10*	Supplemental Trust Indenture, dated as of May 1, 2014, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.125% First Mortgage Bonds, Series due May 15, 2044	NSP-Minnesota Form 8-K dated May 13, 2014	4.01
4.11*	Supplemental Trust Indenture, dated as of Aug. 1, 2015, by and between NSP-Minnesota and The Bank of New York Mellon Company, N.A., as Trustee, creating $300 million aggregate principal amount of 4.00% First Mortgage Bonds, Series due Aug. 15, 2045	NSP-Minnesota Form 8-K dated Aug. 11, 2015	4.01
4.12*	Supplemental Trust Indenture, dated as of May 1, 2016, by and between NSP-Minnesota and The Bank of NY Mellon Trust Company, N.A., as Trustee, creating $350 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due May 15, 2046	NSP-Minnesota Form 8-K dated May 31, 2016	4.01
4.13*	Supplemental Trust Indenture, dated as of Sept. 1, 2017, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 3.60% First Mortgage Bonds, Series due Sept. 15, 2047	NSP-Minnesota Form 8-K dated Sept. 13, 2017	4.01
4.14*	Supplemental Trust Indenture, dated as of Sept. 1, 2019, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $600 million aggregate principal amount of 2.90% First Mortgage Bonds, Series due March 1, 2050	NSP-Minnesota Form 8-K dated Sept. 10, 2019	4.01
4.15*	Supplemental Indenture, dated as of June 8, 2020, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $700 million aggregate principal amount of 2.60% First Mortgage Bonds, Series due June 1, 2051	NSP-Minnesota 8-K dated June 15, 2020	4.01
4.16*	Supplemental Indenture, dated as of March 1, 2021, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $425 million principal amount of 2.25% First Mortgage Bonds, Series due April 1, 2031 and $425 million principal amount of 3.20% First Mortgage Bonds, Series due April 1, 2052	NSP-Minnesota 8-K dated March 30, 2021	4.01
4.17*	Supplemental Indenture, dated as of May 1, 2022, by and between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as Trustee, creating $500 million aggregate principal amount of 4.50% First Mortgage Bonds, Series due June 1, 2052	NSP-Minnesota 8-K dated May 9, 2022	4.01
4.18*	Supplemental Trust Indenture dated as of May 1, 2023 between NSP-Minnesota and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $800 million aggregate principal amount of 5.10% First Mortgage Bonds, Series due May 15, 2053.	NSP-Minnesota 8-K dated May 8, 2023	4.01
4.19*	Supplemental Trust Indenture dated as of February 1, 2024 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $700,000,000 aggregate principal amount of 5.40% First Mortgage Bonds, Series due March 15, 2054.	NSP-Minnesota 8-K dated Feb. 29, 2024	4.01
4.20*	Supplemental Trust Indenture dated as of April 1, 2025 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $600,000,000 aggregate principal amount of 5.05% First Mortgage Bonds, Series due May 15, 2035 and $500,000,000 aggregate principal amount of 5.65% First Mortgage Bonds, Series due May 15, 2055.	NSP-Minnesota Form 8-K dated May 5, 2025	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Tenth Amendment to Exhibit 10.02 dated May 20, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	10.08
10.09*+	Eleventh Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2025	10.01
10.10*+	Twelfth Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2025	10.02
10.11*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01

10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards in 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.20*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.21*+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.22*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 8-K dated Jan. 20, 2025	10.01
10.23*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.24*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.25*+	Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form S-8 dated May 22, 2024	4.03
10.26*+	Xcel Energy Inc. Stock Program for Non-Employee Directors (Effective May 22, 2024) under the 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.01
10.27+	Form of Award Agreement for Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025.
10.28+	Form of Award Agreement for Performance Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025.
10.29*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.03
10.30*+	Form of Award Agreement for Restricted Stock under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.04
10.31*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.32*+	Aircraft Time Sharing Agreement, effective Feb. 25, 2025, between Xcel Energy Services Inc., as Operator, and the Chief Executive Officer of Operator	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	10.30
10.33+	Xcel Energy Inc. Executive Severance and Change in Control Plan (Effective March 1, 2026)
10.34*	Restated Interchange Agreement dated Jan. 16, 2001 between NSP-Wisconsin and NSP-Minnesota	NSP-Wisconsin Form S-4 dated Jan.21, 2004	10.01
10.35*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Northern States Power Company, a Minnesota corporation, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.02
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
SCHEDULE II
NSP-Minnesota and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts						NOL and tax credit valuation allowances
(Millions of Dollars)	2025		2024		2023		2025		2024		2023
Balance at Jan. 1	$42		$48		$46		$68		$57		$58
Additions charged to costs and expenses	24		21		30		22		28		12
Additions charged to other accounts	6	(a)	7	(a)	6	(a)	—		—		—
Deductions from reserves	(34)	(b)	(34)	(b)	(34)	(b)	(21)	(c)	(17)	(c)	(13)	(c)
Balance at Dec. 31	$38		$42		$48		$69		$68		$57
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.
(c)Primarily reversals of valuation allowances on completed tax credit sales and reductions of valuation allowances for items forecasted to be used prior to expiration.

ITEM 16 — FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHERN STATES POWER COMPANY (A MINNESOTA CORPORATION)

Feb. 25, 2026	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ BRIA E. SHEA
Robert C. Frenzel	Bria E. Shea
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ MELISSA L. OSTROM
Brian J. Van Abel	Melissa L. Ostrom
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
NSP-Minnesota has not sent, and does not expect to send, an annual report or proxy statement to its security holder.