Form 10-Q
period 2026-03-31
NORTHERN STATES POWER CO
filed 2026-04-30
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, $0.01 par value	1,000,000 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP System	The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin operated on an integrated basis and managed by NSP-Minnesota
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
MPUC	Minnesota Public Utilities Commission
NDPSC	North Dakota Public Service Commission
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SDPUC	South Dakota Public Utilities Commission

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ASU	Accounting standards update
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CO2	Carbon dioxide
CUB	Citizens Utility Board
DOC	Minnesota Department of Commerce
DSM	Demand side management
FTR	Financial transmission right
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
MGP	Manufactured gas plant
MISO	Midcontinent Independent System Operator, Inc.
NAV	Net asset value
NOx	Nitrogen Oxides
O&M	Operating and maintenance
OAG	Office of the Minnesota Attorney General
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
VIE	Variable interest entity
XLI	Xcel Large Industrials

Measurements
MMBtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors or third-parties; our ability to recover costs; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Operating revenues
Electric, non-affiliates	$1,238	$1,172
Electric, affiliates	128	122
Natural gas	417	360
Other	2	3
Total operating revenues	1,785	1,657

Operating expenses
Electric fuel and purchased power	511	495
Cost of natural gas sold and transported	250	216
Operating and maintenance expenses	354	347
Conservation program expenses	54	41
Depreciation and amortization	301	293
Taxes (other than income taxes)	75	68
Total operating expenses	1,545	1,460

Operating income	240	197

Other income (expense), net	1	(1)
Allowance for funds used during construction — equity	21	16

Interest charges and financing costs
Interest charges and other financing costs	124	94
Allowance for funds used during construction — debt	(9)	(8)
Total interest charges and financing costs	115	86

Income before income taxes	147	126
Income tax benefit	(42)	(58)
Net income	$189	$184

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Net income	$189	$184
Other comprehensive income
Derivative instruments:
Net fair value increase (decrease), net of tax	3	(2)

Total other comprehensive income (loss)	3	(2)
Total comprehensive income	$192	$182

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Operating activities
Net income	$189	$184
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	303	294
Nuclear fuel amortization	27	29
Deferred income taxes	(20)	(36)
Allowance for equity funds used during construction	(21)	(16)
Provision for bad debts	6	8
Changes in operating assets and liabilities:
Accounts receivable	(36)	(33)
Accrued unbilled revenues	76	22
Inventories	10	21
Other current assets	(18)	1
Accounts payable	(85)	(82)
Net regulatory assets and liabilities	41	69
Other current liabilities	63	23
Pension and other employee benefit obligations	(33)	(56)
Other, net	7	1
Net cash provided by operating activities	509	429

Investing activities
Capital/construction expenditures	(692)	(581)
Purchase of investment securities	(763)	(241)
Proceeds from the sale of investment securities	763	240
Investments in utility money pool arrangement	(172)	(75)
Repayments from utility money pool arrangement	162	108
Other, net	(2)	(1)
Net cash used in investing activities	(704)	(550)

Financing activities
Repayments of short-term borrowings, net	(220)	(130)
Borrowings under utility money pool arrangement	295	306
Repayments under utility money pool arrangement	(369)	(258)
Proceeds from issuance of long-term debt	1,180	—
Capital contributions from parent	196	251
Dividends paid to parent	(103)	(81)
Net cash provided by financing activities	979	88

Net change in cash, cash equivalents and restricted cash	784	(33)
Cash, cash equivalents and restricted cash at beginning of period	80	71
Cash, cash equivalents and restricted cash at end of period	$864	$38

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(87)	$(87)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$289	$274
Inventory transfers to property, plant and equipment	11	9
Operating lease and finance lease right-of-use assets	2	—
Allowance for equity funds used during construction	21	16

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$864	$80
Accounts receivable, net	591	566
Accounts receivable from affiliates	12	2
Investments in money pool arrangements	10	—
Accrued unbilled revenues	240	316
Inventories	346	367
Regulatory assets	269	303
Derivative instruments	26	78
Prepayments and other	102	82
Total current assets	2,460	1,794

Property, plant and equipment, net	23,547	23,106

Other assets
Nuclear decommissioning fund and other investments	3,951	3,990
Regulatory assets	696	709
Derivative instruments	46	54
Operating lease right-of-use assets	122	124
Finance lease right-of-use assets	1,232	1,242
Other	23	24
Total other assets	6,070	6,143
Total assets	$32,077	$31,043

Liabilities and Equity
Current liabilities
Short-term debt	—	220
Borrowings under utility money pool arrangement	—	74
Accounts payable	643	677
Accounts payable to affiliates	76	108
Regulatory liabilities	311	389
Taxes accrued	309	243
Accrued interest	99	83
Dividends payable to parent	126	103
Derivative instruments	19	23
Operating lease liabilities	7	7
Other	216	207
Total current liabilities	1,806	2,134

Deferred credits and other liabilities
Deferred income taxes	2,532	2,556
Regulatory liabilities	2,304	2,349
Asset retirement obligations	3,252	3,215
Derivative instruments	55	67
Pension and employee benefit obligations	77	108
Operating lease liabilities	118	120
Finance lease liabilities	1,195	1,204
Other	37	38
Total deferred credits and other liabilities	9,570	9,657

Commitments and contingencies
Capitalization
Long-term debt	9,043	7,908
Long-term debt - related parties	1,001	953
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at March 31, 2026 and Dec. 31, 2025, respectively	—	—
Additional paid in capital	7,252	7,052
Retained earnings	3,406	3,343
Accumulated other comprehensive loss	(1)	(4)
Total common stockholder's equity	10,657	10,391
Total liabilities and equity	$32,077	$31,043
See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2026 and 2025
Balance at Dec. 31, 2024	1,000,000	$—	$6,399	$2,881	$(8)	$9,272
Net income				184		184
Other comprehensive loss					(2)	(2)
Dividends declared to parent				(111)		(111)
Contribution of capital by parent			251			251
Balance at March 31, 2025	1,000,000	$—	$6,650	$2,954	$(10)	$9,594

Balance at Dec. 31, 2025	1,000,000	$—	$7,052	$3,343	$(4)	$10,391
Net income				189		189
Other comprehensive income					3	3
Dividends declared to parent				(126)		(126)
Contribution of capital by parent			200			200
Balance at March 31, 2026	1,000,000	$—	$7,252	$3,406	$(1)	$10,657

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of March 31, 2026 and Dec. 31, 2025; the results of NSP-Minnesota’s operations, including the components of net income, comprehensive income, cash flows and changes in stockholder’s equity for the three months ended March 31, 2026 and 2025.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2026 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2025 balance sheet information has been derived from the audited 2025 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2025.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2025, filed with the SEC on Feb. 25, 2026. Due to the seasonality of NSP-Minnesota’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2025 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
Recently Issued
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. NSP-Minnesota is evaluating the impact of the new disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$626	$604
Less allowance for bad debts	(35)	(38)
Accounts receivable, net	$591	$566

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$269	$262
Fuel	69	72
Natural gas	8	33
Total inventories	$346	$367

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$25,099	$24,857
Natural gas plant	2,748	2,687
Common and other property	1,636	1,614
Plant to be retired (a)	491	504
Construction work in progress	2,275	1,927
Total property, plant and equipment	32,249	31,589
Less accumulated depreciation	(9,160)	(8,952)
Nuclear fuel	3,693	3,678
Less accumulated amortization	(3,235)	(3,209)
Property, plant and equipment, net	$23,547	$23,106
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$250	$250
Amount outstanding at period end	—	74
Average amount outstanding	34	50
Maximum amount outstanding	197	250
Weighted average interest rate, computed on a daily basis	3.65%	4.11%
Weighted average interest rate at period end	N/A	3.88
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$800	$800
Amount outstanding at period end	—	220
Average amount outstanding	272	130
Maximum amount outstanding	530	610
Weighted average interest rate, computed on a daily basis	3.85%	4.37%
Weighted average interest rate at period end	N/A	3.83

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
At March 31, 2026, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$800	$44	$756
(a)Expires in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at March 31, 2026 and Dec. 31, 2025.
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $44 million of letters of credit outstanding under the credit facility at both March 31, 2026 and Dec. 31, 2025. Amounts approximate their fair value and are subject to fees.
Additionally, in March 2026, NSP-Minnesota entered into an uncommitted continuing letter of credit agreement with an overall limit of $50 million to provide additional letter of credit capacity outside of the revolving credit facility. As of March 31, 2026, no letters of credit were outstanding under this continuing letter of credit agreement.
Bilateral Credit Agreement — In April 2026, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of March 31, 2026 and Dec. 31, 2025, NSP-Minnesota had $69 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings
During the three months ended March 31, 2026, NSP-Minnesota issued $600 million in aggregate principal amount of 4.85% First Mortgage Bonds due May 15, 2036 and $600 million in aggregate principal amount of 5.55% First Mortgage Bonds due May 15, 2056.

Xcel Energy Inc.’s Purchase of NSP-Minnesota’s First Mortgage Bonds — During the three months ended March 31, 2026, Xcel Energy Inc. purchased $48 million in aggregate principal amounts of NSP-Minnesota’s 3.60% First Mortgage Bonds Series due Sept. 15, 2047, 2.90% First Mortgage Bonds Series due March 1, 2050, 2.60% First Mortgage Bonds Series due June 1, 2051 and 3.20% First Mortgage Bonds Series due April 1, 2052, for $31 million. Bonds purchased by Xcel Energy Inc. are reported in long-term debt - related parties on NSP-Minnesota’s consolidated balance sheet.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended March 31, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$411	$236	$—	$647
C&I	549	163	—	712
Other	10	—	2	12
Total retail	970	399	2	1,371
Wholesale	149	—	—	149
Transmission	71	—	—	71
Interchange and other	121	2	—	123
Total revenue from contracts with customers	1,311	401	2	1,714
Alternative revenue and other	55	16	—	71
Total revenues	$1,366	$417	$2	$1,785

	Three Months Ended March 31, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$401	$195	$—	$596
C&I	544	134	—	678
Other	9	—	3	12
Total retail	954	329	3	1,286
Wholesale	118	—	—	118
Transmission	65	—	—	65
Interchange and other	123	3	—	126
Total revenue from contracts with customers	1,260	332	3	1,595
Alternative revenue and other	34	28	—	62
Total revenues	$1,294	$360	$3	$1,657

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$147	$126

Federal statutory rate impact	31	26
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(74)	(84)
Other	(1)	(1)
Regulatory adjustments (b)
AFUDC equity	(3)	(3)
Plant related excess deferred taxes	(4)	(5)
Other	1	2
State income taxes, net of federal tax effect (c)	8	6
Other	—	1
Income tax benefit	$(42)	$(58)

	Three Months Ended March 31
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(50.3)	(66.9)
Other	(0.8)	(1.2)
Regulatory adjustments (b)
AFUDC equity	(2.1)	(2.4)
Plant related excess deferred taxes	(2.9)	(3.9)
Other	1.0	1.5
State income taxes, net of federal tax effect (c)	5.7	5.1
Other	(0.2)	0.8
Effective income tax rate	(28.6)%	(46.0)%
(a)Wind and Solar PTCs (net of transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
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
Unrealized gains for the nuclear decommissioning fund were $1.7 billion and $1.8 billion as of March 31, 2026 and Dec. 31, 2025, respectively, and unrealized losses were $48 million and $47 million as of March 31, 2026 and Dec. 31, 2025, respectively.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	March 31, 2026
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$54	$54	$—	$—	$—	$54
Commingled funds	722	—	—	—	1,074	1,074
Debt securities	988	—	971	11	—	982
Equity securities	497	1,788	1	—	—	1,789
Total	$2,261	$1,842	$972	$11	$1,074	$3,899
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
For the three months ended March 31, 2026 and 2025, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of March 31, 2026:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$8	$440	$339	$195	$982
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
As of March 31, 2026, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2026, NSP-Minnesota had unsettled interest rate derivatives with a notional amount of $130 million and an immaterial fair value.
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

The most significant derivative positions outstanding at March 31, 2026 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion.
When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of March 31, 2026, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	March 31, 2026	Dec. 31, 2025
MWh of electricity	15	27
MMBtu of natural gas	34	30
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
As of March 31, 2026, three of NSP-Minnesota’s five most significant counterparties for these activities, comprising $24 million, or 36%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
One of the five most significant counterparties, comprising $25 million, or 38%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $14 million or 21% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
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
As of March 31, 2026 and Dec. 31, 2025, there were $4 million and $7 million of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of March 31, 2026 and Dec. 31, 2025, there were approximately $42 million and $54 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2026 and Dec. 31, 2025, respectively.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended March 31, 2026
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$(2)
Natural gas commodity	—	3
Total	$—	$1

Three Months Ended March 31, 2025
Derivatives designated as cash flow hedges:
Interest rate	$(2)	$—
Total	$(2)	$—
Other derivative instruments
Electric commodity	$—	$(3)
Natural gas commodity	$—	$1
Total	$—	$(2)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period From:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended March 31, 2026
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Electric commodity	—		(28)	(b)	—
Natural gas commodity	—		—		(5)	(c)(d)
Total	$—		$(28)		$(5)

Three Months Ended March 31, 2025
Other derivative instruments:
Commodity trading	$—		$—		$(12)	(e)
Electric commodity	—		6	(b)	—
Natural gas commodity	—		—		(4)	(c)(d)
Total	$—		$6		$(16)
(a)Recorded to interest charges.
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
(e)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the three months ended March 31, 2026 and 2025.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$4	$—	$4	$—	$4	$—	$1	$—	$1	$—	$1
Other derivative instruments:
Commodity trading	$3	$4	$4	$11	$(7)	$4	$2	$7	$7	$16	$(10)	$6
Electric commodity	—	—	19	19	(1)	18	—	—	68	68	(3)	65
Natural gas commodity	—	—	—	—	—	—	—	6	—	6	—	6
Total current derivative assets	$3	$8	$23	$34	$(8)	$26	$2	$14	$75	$91	$(13)	$78
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$3	$24	$25	$52	$(6)	$46	$3	$27	$35	$65	$(11)	$54
Total noncurrent derivative assets	$3	$24	$25	$52	$(6)	$46	$3	$27	$35	$65	$(11)	$54

	March 31, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$5	$11	$6	$22	$(9)	$13	$5	$15	$6	$26	$(12)	$14
Electric commodity	—	—	1	1	(1)	—	—	—	3	3	(3)	—
Natural gas commodity	—	—	—	—	—	—	—	3	—	3	—	3
Total current derivative liabilities	$5	$11	$7	$23	$(10)	13	$5	$18	$9	$32	$(15)	17
PPAs (b)						6						6
Current derivative instruments						$19						$23
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$4	$17	$34	$55	$(8)	$47	$6	$24	$40	$70	$(13)	$57
Total noncurrent derivative liabilities	$4	$17	$34	$55	$(8)	47	$6	$24	$40	$70	$(13)	57
PPAs (b)						8						10
Noncurrent derivative instruments						$55						$67
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At March 31, 2026 and Dec. 31, 2025, derivative assets and liabilities include no obligations to return cash collateral. At both March 31, 2026 and Dec. 31, 2025 derivative assets and liabilities include rights to reclaim cash collateral of $4 million. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Balance at Jan. 1	$61	$32
Settlements (a)	(25)	(9)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(7)	(2)
Net losses recognized as regulatory assets and liabilities (a)	(22)	(6)
Balance at March 31	$7	$15
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$9,043	$8,091	$7,908	$7,154
Long-term debt - related parties	1,001	780	953	699
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6	$5	$—	$—
Interest cost (a)	8	9	1	1
Expected return on plan assets (a)	(11)	(11)	—	—
Amortization of net loss (a)	4	3	—	—
Net periodic benefit cost	7	6	1	1
Effects of regulation	2	2	—	—
Net benefit cost recognized for financial reporting	$9	$8	$1	$1
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2026, contributions totaling $75 million were made across Xcel Energy’s pension plans, of which $33 million was attributable to NSP-Minnesota. Xcel Energy does not expect additional pension contributions during 2026.

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
In March 2026, the ALJ recommended a $41 million disallowance of estimated replacement power costs. As a result, in the first quarter of 2026, NSP-Minnesota recognized an incremental $37 million in customer refunds, including interest, to electric revenues. A MPUC decision is expected in the second quarter of 2026.
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
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions.
NSP-Minnesota continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
In February 2026, the EPA issued a final rule amending the CCR Legacy rule. The ruling extends deadlines for various regulatory actions and clarifies previous information regarding implementation of the rule. NSP-Minnesota anticipates impacts to be consistent with prior accruals.
In April 2026, the EPA published a new proposed rule with additional amendments to the CCR Legacy Rule. NSP-Minnesota is evaluating this proposed rule and its potential impacts.
Air
Clean Air Act NOx Allowance Allocations — In June 2023, the EPA published final regulations for ozone under the “Good Neighbor” provisions of the Clean Air Act that established NOx allowance budgets for fossil fuel-fired electric generating facilities in subject states. The final rule establishes a federal plan and applies to generation facilities in Minnesota, as well as other states outside of our service territory.
If the rule is implemented, NSP-Minnesota anticipates the annual costs could be significant but would be recoverable through regulatory mechanisms. However, the plan is subject to both judicial and administrative stays while the EPA reconsiders the rule. In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. NSP-Minnesota will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.

Leases
PPA finance lease payments are allocated between interest charges and depreciation and amortization on the consolidated statements of income. PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$—	$25
Other operating leases (a)	6	6
Total operating lease expense	$6	$31
Finance leases
Amortization of ROU assets	$9	$—
Interest expense on lease liability	17	—
Total finance lease expense	$26	$—
(a)Includes immaterial short-term lease expense.
Commitments under operating and finance leases as of March 31, 2026:

(Millions of Dollars)	Operating Leases	Finance Leases
Total minimum obligation	$243	$1,958
Interest component of obligation	(118)	(725)
Present value of minimum obligation	125	1,233
Less current portion	(7)	(38)
Noncurrent operating and finance lease liabilities	$118	$1,195
Variable Interest Entities
Under certain PPAs, NSP-Minnesota purchases power from IPPs for which NSP-Minnesota is required to reimburse fuel costs, or to participate in tolling arrangements under which NSP-Minnesota procures the natural gas required to produce the energy that it purchases. NSP-Minnesota has determined that certain IPPs are VIEs, however NSP-Minnesota is not directly subject to risk of loss from the operations of these entities, and no additional significant financial support is required other than contractual payments for energy and capacity.
NSP-Minnesota evaluated each of these VIEs for possible consolidation and concluded that these entities are not required to be consolidated in its consolidated financial statements because NSP-Minnesota does not have the power to direct the activities that most significantly impact the entities’ economic performance.
NSP-Minnesota had 1,347 MW of capacity under long-term PPAs at both March 31, 2026 and Dec. 31, 2025 with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

10. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(2)	$(2)	$(4)	$(6)	$(2)	$(8)
Gains (losses) reclassified from net accumulated other comprehensive income:
Other comprehensive income (loss) before reclassifications	3	—	3	(2)	—	(2)
Net current period other comprehensive income (loss)	3	—	3	(2)	—	(2)
Accumulated other comprehensive loss at March 31	$1	$(2)	$(1)	$(8)	$(2)	$(10)

11. Segment Information
Segment information and reconciliation to NSP-Minnesota’s consolidated net income:

	Three Months Ended March 31, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,366	$417	$1,783
Intersegment revenue	—	3	3
Total segment revenues	1,366	420	1,786
Electric fuel and purchased power	511	—	511
Cost of natural gas sold and transported	—	250	250
O&M expenses	327	25	352
Depreciation and amortization	275	25	300
Other segment expenses, net	86	26	112
Interest charges and financing costs	106	9	115
Income tax (benefit) expense	(65)	23	(42)
Net income	$126	$62	$188

Total segment net income			$188
Non-segment net income			1
Consolidated net income			$189
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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
GAAP net income	$189	$184
Prairie Island outage refunds	37	—
Less: tax effect of adjustment	(10)	—
Ongoing earnings	$216	$184

Prairie Island Outage Refunds — in March 2026, the ALJ recommended a disallowance of $41 million for estimated replacement power costs incurred during a 2023-2024 outage at NSP-Minnesota’s Prairie Island nuclear facility. A non-recurring charge of $37 million was recorded to electric revenues in the first quarter of 2026 for incremental customer refunds, including interest.

Results of Operations
NSP-Minnesota’s GAAP net income was $189 million for the three months ended March 31, 2026, compared with $184 million for the prior year. Ongoing net income was $216 million for the three months ended March 31, 2026, compared to $184 million for the prior year. The ongoing earnings increase was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased interest charges. The difference between GAAP and ongoing earnings was driven by recognition of customer refunds related to the 2023-2024 Prairie Island nuclear facility outage.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended March 31, 2026 vs. 2025
Recovery of higher cost of electric fuel and purchased power	$26
Sales and demand	20
Non-fuel riders	19
Conservation and DSM (offset in expense)	15
Wholesale transmission	6
Regulatory rate outcomes (SD)	5
Prairie Island outage refunds (a)	(37)
Other, net	18
Total increase	$72
(a)See “Non-GAAP Financial Measures” section for additional information.
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended March 31, 2026 vs. 2025
Recovery of higher cost of natural gas	$37
Regulatory rate outcomes (MN)	21
Other, net	(1)
Total increase	$57
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
Electric fuel and purchased power expenses increased $16 million year-to-date. The increase is primarily due to increased commodity prices, partially offset by decreased capacity costs due to new finance lease PPAs.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $34 million year-to-date. The increase was primarily due to increased commodity prices, partially offset by timing of fuel recovery mechanisms and decreased volumes.
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $8 million year-to-date, which was largely the result of system investment, partially offset by depreciation rate changes.
Interest Charges — Interest charges increased $30 million year-to-date, which was largely due to interest associated with new finance lease PPAs for natural gas fueled generating facilities and higher debt levels.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of NSP-Minnesota’s Annual Report on Form 10-K for the year ended Dec. 31, 2025 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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

In October 2025, NSP-Minnesota filed rebuttal testimony, updating its total revenue request to $365 million. Of NSP-Minnesota’s proposed adjustments, approximately $100 million relates to depreciation expense and about $50 million is expected to be addressed through trackers. In November 2025, the DOC filed surrebuttal testimony, re-asserting their proposed ROE of 9.25%.
On April 29, 2026, the ALJ report was issued. NSP-Minnesota estimates that the ALJ recommendation would result in a rate increase of approximately $248 million, based on a ROE of 9.8% and an equity ratio of 52.5%.
Proposed ALJ modifications to NSP-Minnesota’s request were as follows:

(Millions of Dollars)	2025	2026
NSP-Minnesota’s rebuttal testimony revenue request	$208	$365

ALJ recommended adjustments:
Rate of return	(48)	(51)
O&M expenses	(35)	(37)
Property tax (a)	(3)	(12)
Other, net	(5)	(17)
Total adjustments	(91)	(117)
Proposed revenue change	$117	$248
(a)Adjustments largely offset in trackers.
A MPUC decision is expected in the third quarter of 2026.
2025 Minnesota Natural Gas Rate Case — In October 2025, NSP-Minnesota filed a natural gas rate case in Minnesota, seeking a total revenue increase of $62 million (8.2%) as updated in April 2026. The filing is based on a 2026 forecast test year and includes an ROE of 10.65%, a 52.5% equity ratio and rate base of $1.5 billion. NSP-Minnesota requested interim rates of $51 million effective January 1, 2026, which were approved by the MPUC.
In March 2026, the DOC, OAG and CUB filed direct testimony and recommended financial adjustments. The DOC recommended a total rate increase of $31 million, and an ROE of 9.3%. The OAG and CUB provided limited comments, with the OAG recommending a reduction of approximately $6 million in O&M expenses and CUB recommending an ROE of 9.0%.
Next steps in the procedural schedule are as follows:
•Surrebuttal testimony: May 1, 2026
•Evidentiary hearing: May 11-12, 2026
•ALJ Report: September 1, 2026
A MPUC decision is expected in November 2026.
2022 Minnesota Electric Rate Case — In July 2023, the MPUC approved a three-year rate increase of approximately $332 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%.
NSP-Minnesota appealed certain aspects of the MPUC decision. In January 2025, the Minnesota Court of Appeals issued its opinion, which included reversing and remanding decisions related to executive compensation and prepaid pension asset back to the MPUC. In March 2026, the MPUC declined to modify the treatment of executive compensation. A commission decision on prepaid pension asset is expected in mid-2026.
2025 South Dakota Electric Rate Case — In June 2025, NSP-Minnesota filed a request with the SDPUC for a net annual electric rate increase of $44 million (15%). The filing is based on a 2024 historic test year, a requested ROE of 10.3%, an equity ratio of 52.87% and rate base of approximately $1.2 billion. Interim rates were implemented on Jan. 1, 2026. If approved as filed, this rate request would result in an average annual residential bill increase of 3% over the period from 2016-2026.
In April 2026, NSP-Minnesota and SDPUC Staff filed a black box settlement agreement with the SDPUC, including a net annual electric rate increase of $26 million. A SDPUC decision is expected in the second quarter of 2026.
2026 North Dakota Natural Gas Rate Case — In January 2026, NSP-Minnesota filed a natural gas rate case in North Dakota, for an annual rate increase of $14 million (11.9%). The filing is based on a 2026 forecast test year and includes an ROE of 10.85%, a 52.5% equity ratio and rate base of $235 million. In March 2026, the NDPSC approved interim rates of $12 million effective April 1, 2026.
NSP System
Pending and Recently Concluded Regulatory Proceedings
NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. NSP-Minnesota filed for approval of recommended projects in March 2026.
•In 2024, NSP-Minnesota and NSP-Wisconsin each issued an RFP collectively seeking up to 1,600 MW of wind, solar, storage or hybrid resources to interconnect to the NSP System, including reutilization of the interconnection rights associated with the retirement of Sherco and A.S King coal units. NSP-Minnesota and NSP-Wisconsin announced the short listed projects in January 2025. NSP-Minnesota received MPUC approval of the selected resources in March 2026 and NSP-Wisconsin expects to file for approvals with the PSCW in the second quarter of 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Additionally, NSP-Minnesota is seeking to procure up to 600 MW of solar or solar plus storage capacity that will achieve commercial operation by December 31, 2029, and meet Minnesota’s Distributed Solar Energy Standard eligibility requirements. Bids were submitted in March 2026, and filing for requisite regulatory approval is expected by the end of 2026.
•NSP-Minnesota and NSP-Wisconsin may continue to file additional RFPs throughout 2026 and 2027 for resource needs as part of its Upper Midwest resource planning efforts.

Large Load Agreement — In the first quarter of 2026, NSP-Minnesota entered into an electric service agreement to power a new Google data center in Minnesota. Under the agreement, Google will pay all costs for its new service for the duration of the agreement, in accordance with Minnesota’s regulatory and legislative requirements for large loads. If approved, the agreement is expected to result in approximately $1.1 billion of benefits to NSP-Minnesota’s customers. A request for approval of the Electric Service Agreement, including a proposed Clean Energy Accelerator Charge for 1,900 MW of clean energy resources, was filed with the MPUC in April 2026. Approvals for 1,000 MW of resources for the Clean Energy Accelerator program are pending as part of existing resource acquisition processes. The remaining resources are expected to be requested in those processes by the end of 2026.
Other
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
Xcel Energy continues to assess the impacts of these tariffs, executive orders, trade complaints and federal policies on its business, including company owned projects and PPAs. Xcel Energy may seek regulatory relief, if required, in its jurisdictions.
Continued and/or further policy actions or other restrictions, disruptions in imports from key suppliers, or any new trade complaint could impact viability, timelines and costs of various projects and PPAs.
Large Load/Data Center Tariffs
In Minnesota, we have proposed a tariff applicable to large load customers, designed to allow us to serve these new customers and support local economic development while protecting existing customers from bearing the incremental costs to serve these loads.
The proposed tariff, filed in the third quarter of 2025, would be mandatory for new loads over 100 MW and includes an incremental cost test, minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements. A MPUC decision is expected in the second quarter of 2026.

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. NSP-Minnesota will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
Endangerment Finding — In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from new motor vehicles and engines under the Clean Air Act. NSP-Minnesota will monitor any additional proposed rules and evaluate the impacts of any final rule on the utility sector.
Waste-to-Energy Air Regulations — In January 2024, the EPA proposed air regulations addressing new and existing large municipal waste combustors. The proposed rules lower current emission standards for certain pollutants and would require installation of new pollution controls and/or more intense use of existing pollution controls at the Red Wing and Wilmarth Generating Plants.
In March 2026, the EPA issued a final rule tightening the emission limit for several pollutants from large municipal waste combustors. NSP-Minnesota is assessing whether and what additional controls may be required to comply, but believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
As of March 31, 2026, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
NSP-Minnesota’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2025, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	Amended and Restated Bylaws of NSP-Minnesota, dated Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Trust Indenture dated as of February 1, 2026 between Northern States Power Company and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, creating $600,000,000 aggregate principal amount of 4.85% First Mortgage Bonds, Series due May 15, 2036 and $600,000,000 aggregate principal amount of 5.55% First Mortgage Bonds, Series due May 15, 2056.	NSP-Minnesota Form 8-K dated March 12, 2026	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

April 30, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)