Form 10-Q
period 2026-06-30
NORTHERN STATES POWER CO
filed 2026-07-30
CIK 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2026
Common Stock, $0.01 par value	1,000,000 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in NSP-Minnesota’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety, including our nuclear generation facilities and other utility operations; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors or third-parties; our ability to recover costs; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of NSP-Minnesota to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Operating revenues
Electric, non-affiliates	$1,177	$1,216	$2,415	$2,388
Electric, affiliates	96	120	224	242
Natural gas	115	110	532	470
Other	1	2	3	5
Total operating revenues	1,389	1,448	3,174	3,105

Operating expenses
Electric fuel and purchased power	417	465	928	960
Cost of natural gas sold and transported	38	45	288	261
Operating and maintenance expenses	360	343	714	690
Conservation program expenses	42	28	96	69
Depreciation and amortization	179	286	480	579
Taxes (other than income taxes)	66	66	141	134
Total operating expenses	1,102	1,233	2,647	2,693

Operating income	287	215	527	412

Other income, net	11	9	12	8
Allowance for funds used during construction — equity	23	17	44	33

Interest charges and financing costs
Interest charges and other financing costs	134	102	258	196
Allowance for funds used during construction — debt	(11)	(9)	(20)	(17)
Total interest charges and financing costs	123	93	238	179

Income before income taxes	198	148	345	274
Income tax benefit	(36)	(41)	(78)	(99)
Net income	$234	$189	$423	$373

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net income	$234	$189	$423	$373
Other comprehensive income
Derivative instruments:
Net fair value increase, net of tax	—	6	3	4

Total other comprehensive income	—	6	3	4
Total comprehensive income	$234	$195	$426	$377

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2026	2025
Operating activities
Net income	$423	$373
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	485	582
Nuclear fuel amortization	59	55
Deferred income taxes	(14)	184
Allowance for equity funds used during construction	(44)	(33)
Provision for bad debts	10	13
Changes in operating assets and liabilities:
Accounts receivable	15	23
Accrued unbilled revenues	49	(15)
Inventories	(14)	(19)
Other current assets	(2)	(1)
Accounts payable	(59)	(76)
Net regulatory assets and liabilities	(13)	(21)
Other current liabilities	55	(37)
Pension and other employee benefit obligations	(31)	(54)
Other, net	(1)	(6)
Net cash provided by operating activities	918	968

Investing activities
Capital/construction expenditures	(1,501)	(1,367)
Purchase of investment securities	(1,088)	(571)
Proceeds from the sale of investment securities	1,088	570
Investments in utility money pool arrangement	(463)	(649)
Repayments from utility money pool arrangement	463	682
Other, net	(4)	—
Net cash used in investing activities	(1,505)	(1,335)

Financing activities
Repayments of short-term borrowings, net	(220)	(195)
Borrowings under utility money pool arrangement	295	798
Repayments under utility money pool arrangement	(369)	(798)
Proceeds from issuance of long-term debt	1,180	1,083
Capital contributions from parent	196	251
Dividends paid to parent	(228)	(190)
Net cash provided by financing activities	854	949

Net change in cash, cash equivalents and restricted cash	267	582
Cash, cash equivalents and restricted cash at beginning of period	80	71
Cash, cash equivalents and restricted cash at end of period	$347	$653

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(196)	$(164)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$297	$291
Inventory transfers to property, plant and equipment	17	26
Operating lease and finance lease right-of-use assets	2	—
Allowance for equity funds used during construction	44	33

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$347	$80
Accounts receivable, net	545	566
Accounts receivable from affiliates	3	2
Accrued unbilled revenues	267	316
Inventories	364	367
Regulatory assets	275	303
Derivative instruments	90	78
Prepayments and other	113	82
Total current assets	2,004	1,794

Property, plant and equipment, net	23,469	23,106

Other assets
Nuclear decommissioning fund and other investments	4,282	3,990
Regulatory assets	718	709
Derivative instruments	44	54
Operating lease right-of-use assets	122	124
Finance lease right-of-use assets	1,223	1,242
Other	28	24
Total other assets	6,417	6,143
Total assets	$31,890	$31,043

Liabilities and Equity
Current liabilities
Short-term debt	—	220
Borrowings under utility money pool arrangement	—	74
Accounts payable	670	677
Accounts payable to affiliates	77	108
Regulatory liabilities	328	389
Taxes accrued	206	243
Accrued interest	102	83
Dividends payable to parent	126	103
Derivative instruments	16	23
Other	336	214
Total current liabilities	1,861	2,134

Deferred credits and other liabilities
Deferred income taxes	2,626	2,556
Regulatory liabilities	2,527	2,349
Asset retirement obligations	2,593	3,215
Derivative instruments	51	67
Pension and employee benefit obligations	82	108
Operating lease liabilities	117	120
Finance lease liabilities	1,185	1,204
Other	37	38
Total deferred credits and other liabilities	9,218	9,657

Commitments and contingencies
Capitalization
Long-term debt	9,003	7,908
Long-term debt - related parties	1,042	953
Common stock — 5,000,000 shares authorized of $0.01 par value; 1,000,000 shares outstanding at June 30, 2026 and Dec. 31, 2025, respectively	—	—
Additional paid in capital	7,252	7,052
Retained earnings	3,515	3,343
Accumulated other comprehensive loss	(1)	(4)
Total common stockholder's equity	10,766	10,391
Total liabilities and equity	$31,890	$31,043

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2026 and 2025
Balance at March 31, 2025	1,000,000	$—	$6,650	$2,954	$(10)	$9,594
Net income				189		189
Other comprehensive income					6	6
Dividends declared to parent				(107)		(107)
Balance at June 30, 2025	1,000,000	$—	$6,650	$3,036	$(4)	$9,682

Balance at March 31, 2026	1,000,000	$—	$7,252	$3,406	$(1)	$10,657
Net income				234		234
Dividends declared to parent				(125)		(125)
Balance at June 30, 2026	1,000,000	$—	$7,252	$3,515	$(1)	$10,766

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2026 and 2025
Balance at Dec. 31, 2024	1,000,000	$—	$6,399	$2,881	$(8)	$9,272
Net income				373		373
Other comprehensive income					4	4
Dividends declared to parent				(218)		(218)
Contribution of capital by parent			251			251
Balance at June 30, 2025	1,000,000	$—	$6,650	$3,036	$(4)	$9,682

Balance at Dec. 31, 2025	1,000,000	$—	$7,052	$3,343	$(4)	$10,391
Net income				423		423
Other comprehensive income					3	3
Dividends declared to parent				(251)		(251)
Contribution of capital by parent			200			200
Balance at June 30, 2026	1,000,000	$—	$7,252	$3,515	$(1)	$10,766

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of NSP-Minnesota and its subsidiaries as of June 30, 2026 and Dec. 31, 2025; the results of NSP-Minnesota’s operations, including the components of net income, comprehensive income, and changes in stockholder’s equity for the three and six months ended June 30, 2026 and 2025; and NSP-Minnesota’s cash flows for the six months ended June 30, 2026 and 2025.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2026 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2025 balance sheet information has been derived from the audited 2025 consolidated financial statements included in the NSP-Minnesota Annual Report on Form 10-K for the year ended Dec. 31, 2025.
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
Environmental Credits — In May 2026, the FASB issued ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting and disclosure requirements for certain environmental instruments, including renewable energy credits and emissions allowances, as well as for compliance obligations that will be satisfied with such credits. The ASU is effective for annual and interim periods beginning after Dec. 15, 2027. NSP-Minnesota is evaluating the impact of the new accounting and disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$580	$604
Less allowance for bad debts	(35)	(38)
Accounts receivable, net	$545	$566

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$283	$262
Fuel	68	72
Natural gas	13	33
Total inventories	$364	$367

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$25,110	$24,857
Natural gas plant	2,773	2,687
Common and other property	1,726	1,614
Plant to be retired (a)	485	504
Construction work in progress	2,140	1,927
Total property, plant and equipment	32,234	31,589
Less accumulated depreciation	(9,232)	(8,952)
Nuclear fuel	3,734	3,678
Less accumulated amortization	(3,267)	(3,209)
Property, plant and equipment, net	$23,469	$23,106
(a)Amounts include Sherco 1 and 3 and A.S. King. Balance is presented net of accumulated depreciation.
In the quarter ended June 30, 2026, NSP-Minnesota recognized reductions in depreciation expense and asset retirement obligations due to nuclear life extensions verbally approved in the Minnesota Electric Rate Case.
Revenue subject to refund of $121 million and $16 million as of June 30, 2026 and Dec. 31, 2025, respectively, is included in other current liabilities.

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$250	$250
Amount outstanding at period end	—	74
Average amount outstanding	—	50
Maximum amount outstanding	—	250
Weighted average interest rate, computed on a daily basis	N/A	4.11%
Weighted average interest rate at period end	N/A	3.88

Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$800	$800
Amount outstanding at period end	—	220
Average amount outstanding	—	130
Maximum amount outstanding	—	610
Weighted average interest rate, computed on a daily basis	N/A	4.37%
Weighted average interest rate at period end	N/A	3.83
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
At June 30, 2026, NSP-Minnesota had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$800	$44	$756
(a)Expires in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. NSP-Minnesota had no direct advances on the credit facility outstanding at June 30, 2026 and Dec. 31, 2025.
Letters of Credit — NSP-Minnesota uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. There were $44 million of letters of credit outstanding under the credit facility at both June 30, 2026 and Dec. 31, 2025. Amounts approximate their fair value and are subject to fees.
Additionally, in March 2026, NSP-Minnesota entered into an uncommitted continuing letter of credit agreement with an overall limit of $50 million to provide additional letter of credit capacity outside of the revolving credit facility. As of June 30, 2026, $1 million letters of credit were outstanding under this continuing letter of credit agreement.
Bilateral Credit Agreement — In April 2026, NSP-Minnesota’s uncommitted bilateral credit agreement was renewed for an additional one-year term. The credit agreement is limited in use to support letters of credit.
As of June 30, 2026 and Dec. 31, 2025, NSP-Minnesota had $69 million of outstanding letters of credit under the $75 million bilateral credit agreement.
Long-Term Borrowings
During the six months ended June 30, 2026, NSP-Minnesota issued $600 million in aggregate principal amount of 4.85% First Mortgage Bonds due May 15, 2036 and $600 million in aggregate principal amount of 5.55% First Mortgage Bonds due May 15, 2056.
Xcel Energy Inc.’s Purchase of NSP-Minnesota’s First Mortgage Bonds — During the six months ended June 30, 2026, Xcel Energy Inc. purchased $89 million in aggregate principal amounts of NSP-Minnesota’s 3.60% First Mortgage Bonds Series due Sept. 15, 2047, 2.90% First Mortgage Bonds Series due March 1, 2050, 2.60% First Mortgage Bonds Series due June 1, 2051 and 3.20% First Mortgage Bonds Series due April 1, 2052, for $59 million. Bonds purchased by Xcel Energy Inc. are reported in long-term debt - related parties on NSP-Minnesota’s consolidated balance sheet.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. NSP-Minnesota’s operating revenues consisted of the following:

	Three Months Ended June 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$375	$54	$—	$429
C&I	578	43	—	621
Other	9	—	1	10
Total retail	962	97	1	1,060
Wholesale	51	—	—	51
Transmission	75	—	—	75
Interchange and other	90	1	—	91
Total revenue from contracts with customers	1,178	98	1	1,277
Alternative revenue and other	95	17	—	112
Total revenues	$1,273	$115	$1	$1,389

	Three Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$417	$54	$1	$472
C&I	615	42	—	657
Other	11	—	1	12
Total retail	1,043	96	2	1,141
Wholesale	74	—	—	74
Transmission	66	—	—	66
Interchange and other	123	5	—	128
Total revenue from contracts with customers	1,306	101	2	1,409
Alternative revenue and other	30	9	—	39
Total revenues	$1,336	$110	$2	$1,448

	Six Months Ended June 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$786	$290	$—	$1,076
C&I	1,127	206	—	1,333
Other	19	—	3	22
Total retail	1,932	496	3	2,431
Wholesale	200	—	—	200
Transmission	146	—	—	146
Interchange and other	211	3	—	214
Total revenue from contracts with customers	2,489	499	3	2,991
Alternative revenue and other	150	33	—	183
Total revenues	$2,639	$532	$3	$3,174

	Six Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$818	$249	$1	$1,068
C&I	1,159	176	—	1,335
Other	20	—	4	24
Total retail	1,997	425	5	2,427
Wholesale	192	—	—	192
Transmission	131	—	—	131
Interchange and other	246	8	—	254
Total revenue from contracts with customers	2,566	433	5	3,004
Alternative revenue and other	64	37	—	101
Total revenues	$2,630	$470	$5	$3,105

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$345	$274

Federal statutory rate impact	72	58
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(155)	(155)
Other	(3)	(3)
Regulatory adjustments (b)
AFUDC equity	(8)	(6)
Plant related excess deferred taxes	(8)	(11)
Other	3	4
State income taxes, net of federal tax effect (c)	20	14
Other	1	—
Income tax benefit	$(78)	$(99)

	Six Months Ended June 30
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(44.9)	(56.6)
Other	(0.8)	(1.2)
Regulatory adjustments (b)
AFUDC equity	(2.2)	(2.4)
Plant related excess deferred taxes	(2.3)	(3.9)
Other	0.9	1.4
State income taxes, net of federal tax effect (c)	5.7	5.2
Other	—	0.4
Effective income tax rate	(22.6)%	(36.1)%
(a)Wind and Solar PTCs (net of transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
(b)Regulatory adjustments primarily relate to the credit of plant related excess deferred taxes to customers for tax rate changes as well as the capitalization of AFUDC equity for book purposes only. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(c)State and local income taxes are primarily Minnesota state taxes.

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
Unrealized gains for the nuclear decommissioning fund were $2.0 billion and $1.8 billion as of June 30, 2026 and Dec. 31, 2025, respectively, and unrealized losses were $47 million as of June 30, 2026 and Dec. 31, 2025.
Non-derivative instruments with recurring fair value measurements in the nuclear decommissioning fund:

	June 30, 2026
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$70	$70	$—	$—	$—	$70
Commingled funds	752	—	—	—	1,175	1,175
Debt securities	1,005	—	988	11	—	999
Equity securities	484	1,983	1	—	—	1,984
Total	$2,311	$2,053	$989	$11	$1,175	$4,228
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $54 million of other investments.

	Dec. 31, 2025
		Fair Value
(Millions of Dollars)	Cost	Level 1	Level 2	Level 3	NAV	Total
Nuclear decommissioning fund (a)
Cash equivalents	$60	$60	$—	$—	$—	$60
Commingled funds	720	—	—	—	1,072	1,072
Debt securities	944	—	934	11	—	945
Equity securities	505	1,861	2	—	—	1,863
Total	$2,229	$1,921	$936	$11	$1,072	$3,940
(a)Reported in nuclear decommissioning fund and other investments on the consolidated balance sheets, which also includes $50 million of other investments.
For the three and six months ended June 30, 2026 and 2025, there were no transfers of Level 3 investments between levels.
Contractual maturity dates of debt securities in the nuclear decommissioning fund as of June 30, 2026:

	Final Contractual Maturity
(Millions of Dollars)	Due in 1 Year or Less	Due in 1 to 5 Years	Due in 5 to 10 Years	Due after 10 Years	Total
Debt securities	$3	$460	$328	$208	$999
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
As of June 30, 2026, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2026, NSP-Minnesota had unsettled interest rate derivatives with a notional amount of $130 million and an immaterial fair value.

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
The most significant derivative positions outstanding at June 30, 2026 for this purpose relate to FTR instruments administered by MISO. These instruments are intended to offset the impacts of transmission system congestion.
When NSP-Minnesota enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of June 30, 2026, NSP-Minnesota had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards, options and FTRs:

(Amounts in Millions) (a)(b)	June 30, 2026	Dec. 31, 2025
MWh of electricity	36	27
MMBtu of natural gas	76	30
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
As of June 30, 2026, one of NSP-Minnesota’s three most significant counterparties for these activities, comprising $21 million, or 33%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
One of the three most significant counterparties, comprising $28 million, or 44%, of this credit exposure, were not rated by these external ratings agencies, but based on NSP-Minnesota’s internal analysis, had credit quality consistent with investment grade.
One of these significant counterparties, comprising $10 million or 17% of this credit exposure, had credit quality less than investment grade, based on internal analysis.
Two of these significant counterparties are a municipal electric entity and an RTO.
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
As of June 30, 2026 and Dec. 31, 2025, there were $4 million and $7 million of derivative liabilities with such underlying contract provisions, respectively.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of June 30, 2026 and Dec. 31, 2025, there were approximately $43 million and $54 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
NSP-Minnesota had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2026 and Dec. 31, 2025, respectively.

Recurring Derivative Fair Value Measurements
Interest rate cash flow hedge gains and losses reclassified into interest expense from accumulated other comprehensive loss were immaterial for the three and six months ended June 30, 2026 and 2025.
Other impacts of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and Liabilities
Three Months Ended June 30, 2026
Other derivative instruments:
Electric commodity	$—	$7
Natural gas commodity	—	—
Total	$—	$7

Six Months Ended June 30, 2026
Derivatives designated as cash flow hedges:
Interest rate	$4	$—
Total	$4	$—
Other derivative instruments:
Electric commodity	$—	$5
Natural gas commodity	—	3
Total	$—	$8

Three Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$7	$—
Total	$7	$—
Other derivative instruments
Electric commodity	$—	$(2)
Total	$—	$(2)

Six Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$5	$—
Total	$5	$—
Other derivative instruments
Electric commodity	$—	$(5)
Natural gas commodity	$—	$1
Total	$—	$(4)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period From Regulatory Assets and Liabilities		Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)
Three Months Ended June 30, 2026
Other derivative instruments:
Commodity trading	$—		$(1)	(a)
Electric commodity	(8)	(b)	—
Total	$(8)		$(1)

Six Months Ended June 30, 2026
Other derivative instruments:
Commodity trading	$—		$(1)	(a)
Electric commodity	(36)	(b)	—
Natural gas commodity	—		(5)	(c)(d)
Total	$(36)		$(6)

Three Months Ended June 30, 2025
Other derivative instruments:
Commodity trading	$—		$4	(a)
Electric Commodity	2	(b)	—
Total	$2		$4

Six Months Ended June 30, 2025
Other derivative instruments:
Commodity trading	$—		$(8)	(a)
Electric commodity	8	(b)	—
Natural gas commodity	—		(4)	(c)(d)
Total	$8		$(12)
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
(d)Relates primarily to option premium amortization.
NSP-Minnesota had no derivative instruments designated as fair value hedges during the six months ended June 30, 2026 and 2025.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$—	$4	$—	$4	$—	$4	$—	$1	$—	$1	$—	$1
Other derivative instruments:
Commodity trading	$3	$4	$3	$10	$(6)	$4	$2	$7	$7	$16	$(10)	$6
Electric commodity	—	—	83	83	(2)	81	—	—	68	68	(3)	65
Natural gas commodity	—	1	—	1	—	1	—	6	—	6	—	6
Total current derivative assets	$3	$9	$86	$98	$(8)	$90	$2	$14	$75	$91	$(13)	$78
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$3	$29	$19	$51	$(7)	$44	$3	$27	$35	$65	$(11)	$54
Total noncurrent derivative assets	$3	$29	$19	$51	$(7)	$44	$3	$27	$35	$65	$(11)	$54

	June 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$3	$11	$7	$21	$(11)	$10	$5	$15	$6	$26	$(12)	$14
Electric commodity	—	—	2	2	(2)	—	—	—	3	3	(3)	—
Natural gas commodity	—	—	—	—	—	—	—	3	—	3	—	3
Total current derivative liabilities	$3	$11	$9	$23	$(13)	10	$5	$18	$9	$32	$(15)	17
PPAs (b)						6						6
Current derivative instruments						$16						$23
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$5	$20	$31	$56	$(11)	$45	$6	$24	$40	$70	$(13)	$57
Total noncurrent derivative liabilities	$5	$20	$31	$56	$(11)	45	$6	$24	$40	$70	$(13)	57
PPAs (b)						6						10
Noncurrent derivative instruments						$51						$67
(a)NSP-Minnesota nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2026 and Dec. 31, 2025, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2026 and Dec. 31, 2025 derivative assets and liabilities include rights to reclaim cash collateral of $9 million and $4 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)NSP-Minnesota currently applies the normal purchase exception to qualifying PPAs. Balance relates to specific contracts that were previously recognized at fair value prior to applying the normal purchase exception, and are being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.
Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2026	2025
Balance at April 1	$7	$15
Purchases (a)	87	62
Settlements (a)	(24)	(13)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(6)	(6)
Net gains recognized as regulatory assets and liabilities (a)	1	—
Balance at June 30	$65	$58

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Balance at Jan. 1	$61	$32
Purchases (a)	87	62
Settlements (a)	(49)	(22)
Net transactions recorded during the period:
Losses recognized in earnings (b)	(13)	(8)
Net losses recognized as regulatory assets and liabilities (a)	(21)	(6)
Balance at June 30	$65	$58
(a)Relates primarily to FTR instruments administered by MISO.
(b)Relates to commodity trading and is subject to offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$9,003	$8,107	$7,908	$7,154
Long-term debt - related parties	1,042	816	953	699
Fair value of NSP-Minnesota’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	9	9	—	1
Expected return on plan assets (a)	(11)	(11)	—	—
Amortization of net loss (a)	4	3	1	—
Net periodic benefit cost	7	6	1	1
Effects of regulation	1	2	—	—
Net benefit cost recognized for financial reporting	$8	$8	$1	$1

	Six Months Ended June 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$11	$10	$—	$—
Interest cost (a)	17	18	1	2
Expected return on plan assets (a)	(22)	(22)	—	—
Amortization of net loss (a)	8	6	1	—
Net periodic benefit cost	14	12	2	2
Effects of regulation	3	4	—	—
Net benefit cost recognized for financial reporting	$17	$16	$2	$2
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
In March 2026, the ALJ recommended a $41 million disallowance of estimated replacement power costs. In May 2026, the MPUC ordered a $41 million disallowance, consistent with the ALJ recommendation. NSP-Minnesota recognized an incremental $37 million in customer refunds, including interest, to electric revenues in the first quarter of 2026. Incremental interest was recognized in the second quarter of 2026.
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
NSP-Minnesota has recognized an immaterial amount of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
If the rule is implemented, NSP-Minnesota anticipates the annual costs could be significant but recoverable through regulatory mechanisms. However, the plan is subject to both judicial and administrative stays while the EPA reconsiders the rule. In January 2026, the EPA proposed Phase 1 of its reconsideration of the “Good Neighbor” rule. NSP-Minnesota will continue to evaluate any additional phases of the reconsideration of this rule as they are published by the EPA.
Leases
Finance lease payments are allocated between interest charges and depreciation and amortization on the consolidated statements of income. PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$—	$25
Other operating leases (a)	2	3
Total operating lease expense	$2	$28
Finance leases
Amortization of ROU assets	$9	$—
Interest expense on lease liability	17	—
Total finance lease expense	$26	$—

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$—	$50
Other operating leases (a)	8	9
Total operating lease expense	$8	$59
Finance leases
Amortization of ROU assets	$18	$—
Interest expense on lease liability	34	—
Total finance lease expense	$52	$—
(a)Includes immaterial short-term lease expense.
Commitments under operating and finance leases as of June 30, 2026:

(Millions of Dollars)	Operating Leases	Finance Leases
Total minimum obligation	$241	$1,932
Interest component of obligation	(117)	(709)
Present value of minimum obligation	124	1,223
Less current portion	(7)	(38)
Noncurrent operating and finance lease liabilities	$117	$1,185
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
NSP-Minnesota had 1,347 MW of capacity under long-term PPAs at both June 30, 2026 and Dec. 31, 2025 with entities that have been determined to be VIEs. These agreements have expiration dates through 2039.

10. Other Comprehensive Loss
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive income (loss) at April 1	$1	$(2)	$(1)	$(8)	$(2)	$(10)
Gains reclassified from net accumulated other comprehensive income:
Other comprehensive gain before reclassifications	—	—	—	6	—	6
Net current period other comprehensive income	—	—	—	6	—	6
Accumulated other comprehensive income (loss) at June 30	$1	$(2)	$(1)	$(2)	$(2)	$(4)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(2)	$(2)	$(4)	$(6)	$(2)	$(8)
Gains reclassified from net accumulated other comprehensive income:
Other comprehensive gain before reclassifications	3	—	3	4	—	4
Net current period other comprehensive income	3	—	3	4	—	4
Accumulated other comprehensive income (loss) at June 30	$1	$(2)	$(1)	$(2)	$(2)	$(4)

11. Segment Information
Segment information and reconciliation to NSP-Minnesota’s consolidated net income:

	Three Months Ended June 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,273	$115	$1,388
Intersegment revenue	1	3	4
Total segment revenues	1,274	118	1,392
Electric fuel and purchased power	417	—	417
Cost of natural gas sold and transported	—	38	38
O&M expenses	327	32	359
Depreciation and amortization	153	25	178
Other segment expenses, net	69	15	84
Interest charges and financing costs	114	9	123
Income tax benefit	(35)	(1)	(36)
Net income	$229	$—	$229

Total segment net income			$229
Non-segment net income			5
Consolidated net income			$234
(a)Regulated electric results include $96 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.

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

	Six Months Ended June 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$2,639	$532	$3,171
Intersegment revenue	1	6	7
Total segment revenues	2,640	538	3,178
Electric fuel and purchased power	928	—	928
Cost of natural gas sold and transported	—	288	288
O&M expenses	654	57	711
Depreciation and amortization	428	50	478
Other segment expenses, net	155	41	196
Interest charges and financing costs	220	18	238
Income tax (benefit) expense	(100)	22	(78)
Net income	$355	$62	$417

Total segment net income			$417
Non-segment net income			6
Consolidated net income			$423
(a)Regulated electric results include $224 million of affiliate revenues. Regulated natural gas results include an immaterial amount of affiliate revenues.

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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
GAAP net income	$423	$373
Prairie Island outage refunds	38	—
Less: tax effect of adjustment	(11)	—
Ongoing earnings	$450	$373
Prairie Island Outage Refunds — In March 2026, the ALJ recommended a disallowance of $41 million for estimated replacement power costs incurred during a 2023-2024 outage at NSP-Minnesota’s Prairie Island nuclear facility. The MPUC ordered the ALJ-recommended disallowance in May 2026. Total non-recurring charges of $38 million were recorded to electric revenues during the six months ended June 30, 2026 for incremental customer refunds, including interest.

Results of Operations
NSP-Minnesota’s GAAP net income was $423 million for the six months ended June 30, 2026, compared with $373 million for the prior year. Ongoing net income was $450 million for the six months ended June 30, 2026, compared to $373 million for the prior year. The ongoing earnings increase was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased interest charges. The difference between GAAP and ongoing earnings was driven by recognition of customer refunds related to the 2023-2024 Prairie Island nuclear facility outage.
Electric Revenue
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Six Months Ended June 30, 2026 vs. 2025
Non-fuel riders	$51
Conservation and DSM (offset in expense)	30
Sales and demand	21
Wholesale transmission	16
Regulatory rate outcomes (MN and SD) (a)	(48)
Prairie Island outage refunds (b)	(38)
PTCs flowed back to customers (offset in ETR)	(15)
Other, net	(8)
Total increase	$9
(a)Decrease primarily due to recognition of interim rate refunds in the Minnesota Electric Rate Case. Reduced electric revenue was more than offset by corresponding reductions in depreciation expense due to nuclear life extensions approved in the case.
(b)See “Non-GAAP Financial Measures” section for additional information.
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Six Months Ended June 30, 2026 vs. 2025
Recovery of higher cost of natural gas	$31
Regulatory rate outcomes (MN)	28
Other, net	3
Total increase	$62
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
Electric fuel and purchased power expenses decreased $32 million year-to-date. The decrease is primarily due to decreased capacity costs due to new finance lease PPAs (which are largely offset in amortization expense and interest charges), partially offset by increased transmission expense.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported increased $27 million year-to-date. The increase was primarily due to increased commodity prices, partially offset by timing of fuel recovery mechanisms.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $24 million year-to-date, which was primarily due to increased generation costs.
Depreciation and Amortization — Depreciation and amortization expense decreased $99 million year-to-date, which was primarily due to the recognition of 2025 and 2026 depreciation reductions (nuclear life extensions) in the second quarter of 2026, partially offset by system expansion.
Interest Charges — Interest charges increased $62 million year-to-date, which was largely due to interest associated with new finance lease PPAs for natural gas fueled generating facilities and higher debt levels.

Public Utility Regulation and Other
The FERC and various state and local regulatory commissions regulate NSP-Minnesota. NSP-Minnesota is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Minnesota, North Dakota and South Dakota.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. NSP-Minnesota requests changes in utility rates through commission filings. Changes in operating costs can affect NSP-Minnesota’s financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts and the cost of capital.
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
In June 2026, the MPUC issued a verbal decision. Terms of the decision include:
•Estimated rate increase of approximately $211 million over two years (annual average increase of 2.9%).
•ROE of 9.60%, an increase from the current 9.25% ROE, while maintaining the equity ratio of 52.5%.
•Continuation of existing true-up mechanisms inclusive of the sales true-up, coupled with authorization of new tracker mechanisms.
A final written MPUC order is expected by July 31, 2026.

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
In May 2026, NSP-Minnesota and certain intervenors reached a non-unanimous settlement, based on a total revenue increase of $38 million (4.9%) and a weighted average cost of capital of 7.21% (an increase from the previously authorized 7.16%).
An ALJ report is expected by September 2026 and a MPUC decision is expected in November 2026.
2022 Minnesota Electric Rate Case — In July 2023, the MPUC approved a three-year rate increase of approximately $332 million for 2022-2024, based on a ROE of 9.25% and an equity ratio of 52.5%.
NSP-Minnesota appealed certain aspects of the MPUC decision. In January 2025, the Minnesota Court of Appeals issued its opinion, which included reversing and remanding decisions related to executive compensation and prepaid pension asset back to the MPUC. In March 2026, the MPUC declined to modify the treatment of executive compensation. In July 2026, the MPUC declined to modify the treatment of prepaid pension asset.
2025 South Dakota Electric Rate Case — In June 2025, NSP-Minnesota filed a request with the SDPUC for a net annual electric rate increase of $44 million (15%). The filing is based on a 2024 historic test year, a requested ROE of 10.3%, an equity ratio of 52.87% and rate base of approximately $1.2 billion. Interim rates were implemented on Jan. 1, 2026.
In April 2026, NSP-Minnesota and SDPUC Staff filed a black box settlement agreement with the SDPUC, including a net annual electric rate increase of $26 million. In May 2026, the SDPUC approved the settlement agreement, and rates became effective July 1, 2026.
2026 North Dakota Natural Gas Rate Case — In January 2026, NSP-Minnesota filed a natural gas rate case in North Dakota, for an annual rate increase of $14 million (11.9%). The filing is based on a 2026 forecast test year and includes an ROE of 10.85%, a 52.5% equity ratio and rate base of $235 million. In March 2026, the NDPSC approved interim rates of $12 million effective April 1, 2026. The procedural schedule is yet to be determined.
NSP System
Pending and Recently Concluded Regulatory Proceedings
NSP-Minnesota and NSP-Wisconsin are actively engaged in multiple processes and proceedings to acquire resources to meet their identified generation resource needs.
•In October 2023, NSP-Minnesota issued an RFP seeking 1,200 MW of wind assets to replace capacity and reutilize interconnection rights associated with the retiring Sherco coal facilities. NSP-Minnesota filed for approval of recommended projects in March 2026. A decision is expected in the third quarter of 2026.
•In December 2025, NSP-Minnesota and NSP-Wisconsin jointly issued an RFP seeking up to 3,500 MW of wind, solar, hydro, standalone storage, or hybrid capacity that will achieve commercial operation by December 31, 2030. Short-listed projects were announced in June 2026, and filing for requisite regulatory approval is expected by the end of 2026.
•NSP-Minnesota and NSP-Wisconsin may continue to file additional RFPs throughout 2026 and 2027 for resource needs as part of its Upper Midwest resource planning efforts.
Large Load Agreement — In the first quarter of 2026, NSP-Minnesota entered into an electric service agreement to power a new Google data center in Minnesota. Under the agreement, Google will pay all costs for its new service for the duration of the contract, in accordance with Minnesota’s regulatory and legislative requirements for large loads. If approved, the agreement is expected to result in approximately $1.1 billion of benefits to NSP-Minnesota’s customers. A request for approval of the electric service agreement, including a proposed Clean Energy Accelerator Charge for 1,900 MW of clean energy resources, was filed with the MPUC in April 2026. A decision is expected in early 2027.
Approvals for 1,000 MW of resources for the Clean Energy Accelerator program are pending as part of existing resource acquisition processes. The remaining resources are expected to be requested in those processes by the end of 2026.
Large Load/Data Center Tariff — In Minnesota, we have a tariff applicable to large load customers, designed to allow us to serve these new customers and support local economic development while protecting existing customers from bearing the incremental costs to serve these loads.
The tariff, which was approved by the MPUC in June 2026, is mandatory for new loads over 100 MW and includes an incremental cost test, minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements.
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

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. NSP-Minnesota will continue to monitor proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, NSP-Minnesota believes the costs would be recoverable through rates based on prior state commission practices.
Effluent Limitation Guidelines
In April 2024, the EPA published final rules under the Clean Water Act, setting Effluent Limitations Guidelines and Standards for steam generating coal plants. This rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Based on current estimates and assumptions, NSP-Minnesota has determined that there is minimal financial or operational impact associated with these requirements and that any costs would be recoverable through rates based on prior state commission practices.

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
As of June 30, 2026, based on an evaluation carried out under the supervision and with the participation of NSP-Minnesota’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that NSP-Minnesota’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Articles of Incorporation and Amendments of Northern Power Corp. (renamed NSP-Minnesota on Aug. 21, 2000)	NSP-Minnesota Form 10-12G dated Oct. 5, 2000	3.01
3.02*	Amended and Restated Bylaws of NSP-Minnesota, dated Jan. 25, 2019	NSP-Minnesota Form 10-K for the year ended Dec. 31, 2018	3.02
10.01*	Summary of Non-Employee Director Compensation, effective as of May 20, 2026	Xcel Energy Inc. Form 8-K dated July 29, 2026	10.01
10.02	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2026 Restatement)
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Northern States Power Company (a Minnesota corporation)

July 30, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)